Form 10KSB
period 1996-12-31
ENERGY PRODUCTION CO
filed 1997-07-18
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-KSB

           X     Annual report  under  Section  13 or  15(d)  of  the
                 Securities  Exchange  Act  of  1934
                 (No fee required, effective October 7, 1996.)

                  For the fiscal year ended December 31, 1996.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________ to ____________.
Commission File Number: 0-9435

                            ENERGY PRODUCTION COMPANY
                 (Name of Small Business Issuer in Its Charter)
                    Colorado                              84-0811034
                    --------                              ----------
           (State or Other Jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)              Identification No.)

              1703 Edelweiss Drive
                Cedar Park, Texas                            78613
              -------------------                            -----
     (Address of Principal Executive Offices)              (Zip Code)

                                 (512) 250-8692
                (Issuer's Telephone Number, Including Area Code)

                Securities registered under Section 12(b) of the
                                 Exchange Act:
                                     (None)

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                          Common Stock, $.01 Par Value
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No       X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $2,000.00.

As of June 1, 1997, 75,000,000 shares of the Registrant's common stock, par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 1, 1997, was $1,423.38.

Documents Incorporated by Reference:  None.

                                     PART I

ITEM 1 - BUSINESS

General

Energy Production Company, a Colorado corporation (the "Company"), is an independent oil and gas producer which was formed in March 1980 for the primary purpose of identifying, acquiring, revitalizing, and enhancing the production of mature oil and natural gas fields located primarily in the mid-continent and Rocky Mountain region. Since inception, the Company has been a developmental stage company with no material operations that has devoted substantially all of its efforts to establishing its business, and beginning in December 1986, the Company sold all of its oil and gas assets and operations. Since December 1986, the Company has not engaged in any oil and gas operations, nor does the Company presently have the requisite personnel, equipment, or finances to operate. Since the 1986 fiscal year, as a primary result of the Company's lack of business operations, the Company has failed to file the required reports and other filings required to be filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends to become current with regard to its reporting requirements pursuant to the applicable provisions of the Exchange Act, and through strategic acquisitions of identified oil and gas properties, the Company believes that it will be able to commence business operations although its planned operations have not yet commenced.

         The principal offices of the Company are located at 1703 Edelweiss Drive, Cedar Park, Texas 78613, and its telephone number is (512) 250-8692.

Recent Developments

In May 1997, the Company issued 44,038,222 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), to Bass Petroleum, Inc., a Texas corporation ("BPI"), in consideration of the cash payment by BPI of $5,000, and assignment by BPI to the Company of certain oil and gas properties located in Texas, which the Company believes are valued at $40,000. In addition to the issuance of such shares, the controlling shareholder of the Company sold 16,728,000 shares of the Common Stock to BPI in consideration of the cash payment of $45,000 by BPI. To date, BPI owns an aggregate of 60,766,222 shares of the Company's Common Stock, constituting approximately 81% of all of the issued and outstanding shares of Common Stock of the Company.

Business Strategy

The Company intends to merge with or acquire a company actively involved in oil and gas exploration, development and operations with existing revenues and operating properties. Once such acquisition or merger is complete, the Company's activities will focus on the acquisition of producing oil and gas properties. Such acquisitions will be based on an analysis of the properties' current cash flow and the Company's ability to profit from the acquisition. The Company's acquisitions will include leasehold and other working interests in exploration areas.

The Company will also seek to identify promising areas for the exploration of oil and gas through the use of outside consultants and the expertise of the Company. This identification will include collecting and analyzing geological and geophysical data for exploration areas. Once promising properties are identified, the Company will attempt to acquire the properties either for drilling oil and natural gas wells, using independent contractors for drilling operations, or for sale to third parties.

Market for Oil and Gas

The demand for oil and gas is dependent upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines in general, other transportation facilities, the marketing of competitive fuels, and general fluctuations in the supply and demand for oil and gas. The Company has not generated any revenues from the sale of oil and gas during its past three fiscal years. The Company intends to sell of all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have facilities to transport the oil and gas from the wellsite.

Competition

The oil and gas industry is highly competitive in all aspects. The Company will be competing with major oil companies, numerous independent oil and gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects than the Company's own resources permit. The Company's ability to generate resources will depend not only on its ability to develop existing properties but also on its ability to identify and acquire proven and unproven acreage and prospects for further exploration.

Environmental Matters and Government Regulations

The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such matters have not had a material effect on operations of the Company to date, but the Company cannot predict whether such matters will have any material effect on its capital expenditures, earnings or competitive position in the future.

The production and sale of crude oil and natural gas are currently subject to extensive regulations of both federal and state authorities. At the federal level, there are price regulations, windfall profits tax, and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and gas. Although compliance with their laws and regulations has not had a material adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely effected thereby.

Employees

At December 31, 1996, the Company had three employees, and the Company currently has one employee.

ITEM 2 - PROPERTIES
         ----------

The Company owns no significant properties other than oil and gas properties. The Company owned no oil and gas properties during the 1994, 1995 and 1996 fiscal years. As of June 1, 1997, the Company owned interests in two oil and gas properties which are described below. As of June 1, 1997, the Company had no sales, no drilling activity, no operations, no production and no delivery commitments.

The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at no cost to the Company.

Revenues Reported To Other Agencies

The Company filed no estimates of total, proved net oil or gas reserves and included no such estimates in any reports to any federal authority or agency since the beginning of the last fiscal year.

Production

During the last three fiscal years, the Company had no operations and no production.

Productive Wells And Acreage

All the Company's oil and gas properties, reserves and activities, are located onshore in Texas. As of December 31, 1996, the Company had no interest in any oil and gas leases or properties. As of June 1, 1997, the Company held interests in oil and gas leases as follows:

                                                    Producing Wells
              Acres               Oil                    Gas
County     Gross   Net        Gross    Net          Gross    Net
------    -----    ---        -----    ---          -----    ---
Burleson   80      62.4       N/A      N/A          1        .78
Lee        40      28.4       1        .71          N/A      N/A

     (a) A gross well is a well in which the Company owns a working interest. A net well is the fractional interest owned by the Company.

Underdeveloped Acreage

For the last three fiscal years, the Company had no underdeveloped acreage.

Drilling Activity

The Company had no drilling activity in each of the last three fiscal years.

Present Activities

As of June 1, 1997, the Company had no drilling, waterflood installation, pressure maintenance operations, or other related operations.

Delivery Commitments

As of June 1, 1997, and for the last three years, the Company had no delivery commitments.

ITEM 3 - LEGAL PROCEEDINGS
         -----------------

The Company knows of no material litigation pending, threatening or contemplated or unsatisfied judgments against it, or any other proceeding in which the Company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or the Board of Directors of the Company in their capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

The Company's Common Stock was quoted in the NASDAQ System until February 22, 1984, when the Company's Common Stock was deleted from the NASDAQ System due to an insufficient number of active market makers. Since that date, the Company's Common Stock has experienced only limited trading and its prices are quoted irregularly in the National Quotation Bureau's "Pink Sheets". Information regarding bid prices and closing bids has been obtained from the National Quotation Bureau. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         FISCAL 1995                                    CLOSING BID
         -----------                                    -----------
                                                       HIGH           LOW
                                                       ----           ---
First Quarter1                                         .0001          .0001
Second Quarter                                         .0001          .0001
Third Quarter                                          .0001          .0001
Fourth Quarter                                         .0001          .0001

         FISCAL 1996
         -----------
                                                       HIGH           LOW
                                                       ----           ---

First Quarter                                          .0001          .0001
Second Quarter                                         .0001          .0001
Third Quarter                                          .0001          .0001
Fourth Quarter                                         .0001          .0001

        FISCAL 1997
        -----------
                                                       HIGH           LOW
                                                       ----           ---
First Quarter                                         .0001          .0001
Second Quarter                                        .0001          .0001

--------------

1 Closing Bid prices for the first quarter of 1995 were unavailable. The prices provided are Bid Prices.

At June 1, 1997, the approximate number of holders of record of the Company's Common Stock was 792. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales Of Unregistered Securities

On May 21, 1997, the Company issued 44,038,222 shares of Common Stock to BPI in a transaction under Section 4(2) of the Securities Act of 1933, as amended, for $45,000, consisting of $5,000 cash and two oil and gas properties valued at a total of $40,000. (For a more complete description of the properties, see Item 2.)

ITEM 6 - PLAN OF OPERATION
         -----------------

General

Energy Production Company, a Colorado corporation (the "Company"), is an independent oil and gas producer which was formed in March 1980 for the primary purpose of identifying, acquiring, revitalizing, and enhancing the production of mature oil and natural gas fields located primarily in the mid-continent and Rocky Mountain region. Since inception, the Company has been a developmental stage company with no material operations that has devoted substantially all of its efforts to establishing its business, and beginning in December 1986, the Company sold all of its oil and gas assets and operations. Since December 1986, the Company has not engaged in any oil and gas operations, nor does the Company presently have the requisite personnel, equipment, or finances to operate. Since the 1986 fiscal year, as a primary result of the Company's lack of business operations, the Company has failed to file the required reports and other filings required to be filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends to become current with regard to its reporting requirements pursuant to the applicable provisions of the Exchange Act, and through strategic acquisitions of identified oil and gas properties, the Company believes that it will be able to commence business operations although its planned operations have not yet commenced.

Pre-Operating Activities

The Company's historical financial statements are not indicative of anticipated revenues which may be obtained or expenditures which may be incurred by the Company in future periods. The Company's plan of operation entails identifying and strategically acquiring or merging with an existing corporation which is actually involved in oil and gas exploration, development and operations within the next six (6) months. The Company does not expect pre-operating expenses to be significant. However, because the Company will incur some expenditures without corresponding revenues prior to commencement of oil and gas operations, the Company anticipates a net loss for the 1997 fiscal year, and possibly for the 1998 fiscal year. Monthly pre-operating losses will continue until the Company commences oil and gas operations.

Once the intended acquisition or merger is complete, the Company's business strategy is to acquire and develop producing crude oil and natural gas properties in Texas, Wyoming, Oklahoma and other areas identified by management.

After the intended acquisition or merger, the Company intends to satisfy its operating costs through the cash flow from the operations of the acquired company. The Company does not intend to raise additional funds within the next twelve months to satisfy its cash requirements.

The Company intends to acquire all of the outstanding shares of BPI, the majority shareholder of the Company, in a share exchange. Ray D. Reaves, Director, President, Chairman, and Chief Executive Officer of the Company, is Chairman, Chief Executive Officer, Chief Financial Officer, and Director of BPI and owns sixty percent (60%) of the common stock of Bass Petroleum, Inc. Such acquisition is subject to any required approvals for the shareholders and Board of Directors of the Company and BPI. There can be no assurance that such acquisition will be successful.

Oil and Gas Operations

The Company is a developmental stage company that has devoted substantially all of its efforts since inception to establishing its business plan, and operations have not yet commenced. Commercial oil and gas operations are expected to begin early 1998, although numerous factors may cause commencement of such operations to be delayed. Although the Company believes that its markets will support oil and gas operations and will enable the Company to establish sufficient market share to operate profitably, the Company's plan to achieve profitable operations, if any, is subject to various uncertainties. Because of the substantial number of variables applicable to an oil and gas operation, and the Company's lack of operating history, there can be no assurance that the Company's business strategy will prove accurate, or that the Company's plan of operation will lead to profitability.

ITEM 7 - FINANCIAL STATEMENTS
         --------------------

The information required is included in this report as set forth in the "Index to Financial Statements."

                          Index to Financial Statements
                          -----------------------------

Report of Independent Public Accountants                            F-1
Balance Sheets                                                      F-2
Statement of Operations                                             F-3
Statement of Changes in Stockholders' Equity                        F-4
Statement of Cash Flows                                             F-5
Notes to Financial Statements                                       F-6

ITEM 8 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          -----------------------------------------------------
          ACCOUNTING  AND FINANCIAL DISCLOSURE
          ------------------------------------
None.

                                    PART III

ITEM 9  -  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS  AND  CONTROL
           -------------------------------------------------------
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
           ----------------------------------------------------------

(a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name                   Age   Position with Company            Period Served
----                   ---   ---------------------            -------------

Robert N. Watson, Jr.  54    Director, President, Chairman
                             and Chief Executive Officer      1986 - May 1997
William G. Watson      48    Director and Vice President      1986 - May 1997
Linda R. Watson        53    Director and Secretary           1986 - May 1997
Ray D. Reaves          35    Director, President, Chairman,
                             Chief Executive Officer and
                             Chief Financial Officer          May 1997 - present

Mr. Robert N. Watson, Jr. received his B.A. and B.B.A. degrees from the University of Texas at Austin in 1966 and 1967. He is a Director and President of Robert Watson, Inc., an oil and gas and real estate development firm which he founded in 1969. He has been a Director of the Company and its Chief Executive Officer since 1986.

Mr. William G. Watson received his B.A. degree from Texas Tech University in 1970 and his M.S. degree from the University of Texas at Arlington in 1974. He has been a Director of Robert Watson, Inc. and a Director and President of William Watson, Inc., an independent petroleum geological firm, which he founded in 1983, for more than the last five years. He is the brother of Robert N. Watson, Jr. He has been a Director of the Company and its Vice President since 1986.

Ms. Linda R. Watson received her B.A. degree from the University of Texas at Austin in 1966. She has been a Director and Secretary-Treasurer of Robert Watson, Inc. for more than the last five years. She is the wife of Robert N. Watson, Jr. She has been a Director of the Company and its Secretary since 1986.

Mr. Reaves has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of BPI from October 1989 to the present and as President of Field Point, Inc., a private investment firm.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

(b) Identification of Significant Employees. The Company does not employ any persons, other than its sole director, who make or are expected to make any significant contributions to the business of Company.

(c) Family Relationships. There is no family relationship between any present director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

(d) Involvement in Certain Legal Proceedings. No present director or executive officer of the Company has been the subject of any civil or criminal proceeding during the past five years which is material to an evaluation of his integrity or ability to serve as an officer or director, nor is any such person the subject of any order, judgment or decree of any federal or state authority which is material to an evaluation of his abilities or integrity.

ITEM 10 - EXECUTIVE COMPENSATION
          ----------------------

No compensation has been paid to any of the Company's directors or executive officers for the year ended December 31, 1996.

Name                         Position with Company                 Compensation
----                         ---------------------                 ------------

Robert N. Watson, Jr.        Director, President, Chairman and      $0
                             Chief Executive Officer

Ray D. Reaves                Director, President, Chairman,         $0
                             Chief Executive Officer and
                             Chief Financial Officer

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1996 and information as of December 31, 1996, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of              Amount and Nature
Beneficial Owner                 of Beneficial Owner           Percent of Class
-------------------              -------------------           ----------------

Robert N. Watson, Jr.1           16,728,0003                        54%4
P.O. Box 202650
Austin, Texas  78720

William G. Watson1                      0                            0
P.O. Box 202650
Austin, Texas  78720

Linda R. Watson1                        0                            0
P.O. Box 202650
Austin, Texas  78720

Robert Watson, Inc.2             16,728,000                         54%4
P.O. Box 202650
Austin, Texas  78720
--------------------

1        Resigned as Directors and Officers effective May 22, 1997.
2        Sold to Bass Petroleum, Inc. on May 22, 1997.
3 Mr. Watson is the beneficial owner of these shares based upon his ownership of one hundred percent (100%) of the common stock of Robert Watson, Inc.
4 Prior to the May 21, 1997 issuance by the Company of 44,038,222 shares to Bass Petroleum, Inc.

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of June 1, 1997 and information as of June 1, 1997, with respect to the ownership of Common Stock by each director and executive officer of the Company. Unless otherwise indicated, the owners have sole voting and investment powers with respect to the shares.

Bass Petroleum, Inc.                       60,766,222                       81%
1703 Edelweiss
Cedar Park, Texas  78613

Ray D. Reaves                              60,766,2221                      81%
1703 Edelweiss
Cedar Park, Texas  78613

All Officers, Directors and                60,766,222                       81%
Five Percent Shareholders
as a group
-----------------------
1 Mr. Reaves is the beneficial owner of these shares based upon his position as Chairman, Chief Executive Officer, Chief Financial Officer, Director and owner of sixty percent (60%) of the common stock of BPI; Mr. Reaves' voting and investment powers with respect to the Company's Common Stock are limited by his position as Director and shareholder of BPI.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
         The Company entered into an annual management agreement with its controlling shareholder, Robert Watson, Inc., in 1987 and renewed the agreement each year until December 1996. The agreement called for an amount reached by mutual agreement of the Company and the shareholder to be paid each year. The Company paid management fees of $0 in 1996, $0 in 1995, and $1,500 in 1994.

         As of December 31, 1996, 1995 and 1994, the Company had a receivable from Robert Watson, Inc. in the amount of $20,000 ("Receivable"). This Receivable bore interest at 10% and was due on demand. In connection with the successful completion of the sale of 44,038,222 shares of the Company's Common Stock to BPI, the Company paid a $20,000 management/finder fee ("Management Fee") to Robert Watson, Inc. The Receivable was repaid in May 1997 by offsetting the Management Fee.

         The Company intends to acquire all of the outstanding shares of BPI, the majority shareholder of the Company, in a share exchange. Ray D. Reaves, Director, President, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman, Chief Executive Officer, Chief Financial Officer, and Director of BPI and owns sixty percent (60%) of the common stock of Bass Petroleum, Inc. Such acquisition is subject to any required approvals for the shareholders and Board of Directors of the Company and BPI. There can be no assurance that such acquisition will be successful.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)           Exhibits

Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB

              3.1          Articles of Incorporation1

              3.2          Bylaws2

              27           Financial Data Schedule
----------------------
1 Previously filed as Exhibit (2)(a) of the Company's registration statement on Form S-2 (file number 2-6770).
2 Previously filed as Exhibit (2)(b) of the Company's registration statement of Form S-2 (file number 2-6770).


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the last quarter of its fiscal year. The Company filed a report on Form 8-K dated May 22, 1997 describing a change in control of the Company, a disposition of the assets, the resignation of the officers and directors and the appointment of a new officer and director.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ENERGY PRODUCTION COMPANY
                                  (Registrant)

         By:             /s/  Ray Reaves
             ---------------------------------
                         Ray Reaves, President

         Date:  July 18, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:             /s/  Ray Reaves
             --------------------------------
                         Ray Reaves, President, Chief Executive Officer,
                         Director, Chairman,
                         Chief Financial Officer

         Date:  July 18, 1997

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been sent to security holders. Proxy material, which is to be furnished to security holders subsequent to the filing of the annual report on this form, shall be furnished to the Commission when it is sent to security holders.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
Energy Production Company

We have audited the accompanying balance sheets of Energy Production Company as of December 31, 1996, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Production Company as of December 31, 1996, 1995 and 1994 and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles






HEIN + ASSOCIATES LLP

Dallas, Texas
July 1, 1997

                                       F1

                            ENERGY PRODUCTION COMPANY

                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                                        DECEMBER 31,
                                                       -------------
                                                1996         1995         1994
                                              ------       ------        -----
CURRENT ASSETS:
  Cash                                    $      874    $   1,272    $    1,041
  Receivable from related party - current     20,000         -              -
                                           ---------    ---------       --------
           Total current assets               20,874        1,272         1,041

RECEIVABLE FROM RELATED PARTY                   -          20,000        20,000
                                           ---------    ---------       --------

           Total assets                   $   20,874    $  21,272    $   21,041
                                           =========      =======       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-
    Accounts payable                      $       65   $       65    $       65
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 75,000,000
   shares authorized, 30,961,778 shares
   issued and outstanding                    309,618       309,618      309,618
   Additional paid-in capital              1,794,373     1,794,373    1,794,373
   Accumulated deficit                    (2,083,182)   (2,082,784)  (2,083,015)
                                         ------------   -----------  -----------
       Total stockholders' equity             20,809        21,207       20,976
                                         ------------   -----------  -----------
       Total liabilities and
       stockholders' equity              $   20,874    $    21,272   $   21,041

                                         ============  ============  ===========
















              See accompanying notes to these financial statements.

                                               ENERGY PRODUCTION COMPANY

                                                STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996           1995          1994
                                            ------         ------        -----
INTEREST INCOME                       $      2,000      $   2,000   $     2,000
GENERAL AND ADMINISTRATIVE EXPENSES          2,398          1,771         3,184
                                      ------------      ---------   ------------
NET INCOME (LOSS)                            (398)            231        (1,184)
                                      ============     ==========   ============
NET LOSS PER SHARE                            *              *           *
                                      ============     ==========   ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   30,961,778     30,961,778    30,961,778
                                      ============     ==========    ===========


       * Less than $.01 per share





              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996



                                                                        Additional
                                           Common Stock                  Paid-in                   Accumulated
                                           -------------
                                      Shares        Amount               Capital                     Deficit               Total
                                      ------       -------              ---------                  -----------             -----
Balance, January 1, 1994            30,961,778    $  309,618           $ 1,794,373                 $ (2,081,831)          $ 22,160

Net loss                                  -             -                     -                          (1,184)            (1,184)
                                    ----------    ----------           -----------                 -------------         ----------

Balance, December 31, 1994          30,961,778      309,618              1,794,373                   (2,083,015)            20,976

Net income                                -             -                     -                             231             231
                                    ----------   ------------         ------------                 -------------         ----------

Balance, December 31, 1995          30,961,778      309,618              1,794,373                   (2,082,784)            21,207

Net loss                                  -            -                      -                            (398)              (398)
                                   -----------   ------------         ------------                --------------        -----------

Balance, December 31, 1996          30,961,778   $  309,618            $ 1,794,373                  $ (2,083,182)         $ 20,809
                                   ===========   ============          ===========                  =============        ==========

























              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                                          1996             1995           1994
                                         ------           ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES-
   Net income (loss)                 $   (398)         $    231        $ (1,184)
                                     ----------        ---------       ---------

NET CHANGE IN CASH                       (398)              231          (1,184)
CASH AT BEGINNING OF YEAR                1,272            1,041           2,225
                                     ----------        ---------       ---------
CASH AT END OF YEAR                  $     874         $  1,272        $  1,041
                                     ==========        =========       ========




              See accompanying notes to these financial statements.

                                               ENERGY PRODUCTION COMPANY


                                             NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS
       --------------------
       Energy Production Company (the "Company") was incorporated under the laws of the State of Colorado on March 11, 1980 and completed an initial public offering in November 1980. From 1980 to 1987, the company was engaged in the acquisition, operation and development of oil and gas properties. In December 1986, the Company began to divest its remaining oil and gas assets and operations and has been relatively inactive since 1988.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
         (a)  Income Taxes
              ------------
              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting bases of assets and liabilities. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company has no deferred tax assets or liabilities at December 31, 1996, 1995 or 1994, except as described below.

              The Company had substantial Federal income tax net operating loss carryforwards (NOL) available at December 31, 1996, 1995 and 1994. However, following a change in control of the Company in December 1986 and again in May 1997, use of the NOL is severely limited. The deferred tax asset resulting from the NOL is fully reserved.

         (b)  Statements of Cash Flows
              ------------------------
              For purposes of the statement of cash flows, the Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (c)  Net loss Per Common Share
              -------------------------
              Net loss per common share has been computed based upon the weighted average number of common shares outstanding during each year.

         (d)  Use of Estimates
              ----------------
              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and
              accompanying   notes.  Actual  results  could  differ  from  those
              estimates.

3.     RELATED PARTY TRANSACTIONS
       --------------------------
       As of December 31, 1996, 1995 and 1994, the Company had a receivable from the controlling shareholder in the amount of $20,000. This unsecured receivable bore interest at 10% and was due on demand. The receivable was repaid in May 1997 by offsetting a management fee as described in Note 4.

                            ENERGY PRODUCTION COMPANY


                          NOTES TO FINANCIAL STATEMENTS

       The Company entered into an annual management agreement with its controlling shareholder in 1987 and renewed the agreement each year until December 1996. The agreement called for an amount reached by mutual agreement of the Company and the shareholder to be paid each year. The Company paid management fees of $0, $0 and $1,500 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.     SUBSEQUENT EVENTS

       In May 1997, the Company's controlling shareholder sold his shares to Bass Petroleum, Inc. (Bass) and the Company issued 44,038,222 shares of its common stock to Bass in exchange for two oil and gas properties valued at a total of $40,000, and $5,000 in cash. The oil and gas properties were valued by management based upon an independent reserve report. In connection with the successful completion of this transaction, the Company paid a $20,000 management/finder's fee to the old controlling shareholder.