Form 10KSB/A
period 1996-12-31
ENERGY PRODUCTION CO
filed 1997-10-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)



X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)



For the fiscal year ended December 31, 1996.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________ to ____________.
Commission File Number: 0-9435

                            ENERGY PRODUCTION COMPANY
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Colorado                                   84-0811034
                    --------                                   ----------
           (State or Other Jurisdiction of                  (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

              1703 Edelweiss Drive
                Cedar Park, Texas                                78613
                -----------------                                -----
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (512) 250-8692
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                     (None)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                 Title of Class

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

As of June 1, 1997, 30,961,778 shares of the Registrant's common stock, par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 1, 1997, was $1,423.38.

Documents Incorporated by Reference:  None.

Preliminary Note

This Amendment No. 1 ("Amendment No. 1") to Form 10-KSB amends the original report ("Original Report") on Form 10-KSB for the fiscal year ended December 31, 1996 for Energy Production Company, a Colorado corporation (the "Company"). This Amendment No. 1 is filed to disclose the steps taken by the Company to satisfy any possible failure of the Company to properly approve the issuance by the Company of 44,038,222 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), to Bass Petroleum, Inc., a Texas corporation ("BPI"), in consideration of the cash payment by BPI of $5,000, and assignment by BPI to the Company of certain oil and gas properties located in Texas, which the Company believes are valued at $40,000 (the "Stock Issuance"). The Company and BPI have agreed to rescind the Stock Issuance. Accordingly, all consideration given by BPI to the Company has been returned to BPI and the certificate representing 44,038,222 shares of Common Stock has been surrendered by BPI to the Company. This Amendment No. 1 deletes all references to the Stock Issuance, the consideration received by the Company from BPI and the increase in issued and outstanding shares of Common Stock caused by the Stock Issuance. The financial statements attached to this Amendment No. 1 have also been revised to delete such references. This Amendment No. 1 also more accurately describes the $20,000 Management Fee paid to Robert Watson, Inc. in light of the rescission of the Stock Issuance.

                                     PART I

ITEM 1 - BUSINESS

General

The Company is an independent oil and gas producer which was formed in March 1980 for the primary purpose of identifying, acquiring, revitalizing, and enhancing the production of mature oil and natural gas fields located primarily in the mid-continent and Rocky Mountain region. Since inception, the Company has been a developmental stage company with no material operations that has devoted substantially all of its efforts to establishing its business, and beginning in December 1986, the Company sold all of its oil and gas assets and operations. Since December 1986, the Company has not engaged in any oil and gas operations, nor does the Company presently have the requisite personnel, equipment, or finances to operate. Since the 1986 fiscal year, as a primary result of the Company's lack of business operations, the Company has failed to file the required reports and other filings required to be filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends to become current with regard to its reporting requirements pursuant to the applicable provisions of the Exchange Act, and through strategic acquisitions of identified oil and gas properties, the Company believes that it will be able to commence business operations although its planned operations have not yet commenced.

     The principal offices of the Company are located at 1703 Edelweiss Drive, Cedar Park, Texas 78613, and its telephone number is (512) 250-8692.

Recent Developments

In May 1997, the controlling shareholder of the Company sold 16,728,000 shares of Common Stock to BPI in consideration of the cash payment of $45,000 by BPI. To date, BPI owns an aggregate of 16,728,000 shares of the Company's Common Stock, constituting approximately 54% of all of the issued and outstanding shares of Common Stock of the Company.

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

Productive Wells And Acreage

For the last three fiscal years, the Company had no productive wells or acreage.

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

         FISCAL 1995                          CLOSING BID
         -----------                          -----------
                                       HIGH                 LOW
                                       ----                 ---
First Quarter (1)                     .0001                .0001
Second Quarter                        .0001                .0001
Third Quarter                         .0001                .0001
Fourth Quarter                        .0001                .0001

         FISCAL 1996
         -----------
                                       HIGH                 LOW
                                       ----                 ---
First Quarter                         .0001                .0001
Second Quarter                        .0001                .0001
Third Quarter                         .0001                .0001
Fourth Quarter                        .0001                .0001

         FISCAL 1997
         -----------
                                       HIGH                 LOW
                                       ----                 ---
First Quarter                         .0001                .0001
Second Quarter                        .0001                .0001

-------------------
(1) Closing Bid prices for the first quarter of 1995 were unavailable. The prices provided are Bid Prices.

At June 1, 1997, the approximate number of holders of record of the Company's Common Stock was 792. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales Of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

ITEM 7 - FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

                          Index to Financial Statements

Report of Independent Public Accountants                        F-1
Balance Sheets                                                  F-2
Statement of Operations                                         F-3
Statement of Changes in Stockholders' Equity                    F-4
Statement of Cash Flows                                         F-5
Notes to Financial Statements                                   F-6
Notes to Financial Statements                                   F-7

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

Name and Address of               Amount and Nature
Beneficial Owner                  of Beneficial Owner          Percent of Class
-------------------               -------------------          ----------------

Robert N. Watson, Jr.(1)             16,728,000 (3)                  54%
P.O. Box 202650
Austin, Texas  78720

William G. Watson(1)                          0                       0
P.O. Box 202650
Austin, Texas  78720

Linda R. Watson (1)                           0                       0
P.O. Box 202650
Austin, Texas  78720

Robert Watson, Inc. (2)              16,728,000                      54%
P.O. Box 202650
Austin, Texas  78720

(1)  Resigned as Directors and Officers effective May 22, 1997.
(2)  Sold to Bass Petroleum, Inc. on May 22, 1997.
(3) Mr. Watson is the beneficial owner of these shares based upon his ownership of one hundred percent (100%) of the common stock of Robert Watson, Inc.

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

Bass Petroleum, Inc.                    16,728,000                    54%
1703 Edelweiss
Cedar Park, Texas  78613

Ray D. Reaves                           16,728,000(1)                 54%
1703 Edelweiss
Cedar Park, Texas  78613

All Officers, Directors and             16,728,000                    54%
Five Percent Shareholders
as a group
-----------------------
(1) Mr. Reaves is the beneficial owner of these shares based upon his position as Chairman, Chief Executive Officer, Chief Financial Officer, Director and owner of approximately 60% of the common stock of BPI; Mr. Reaves' voting and investment powers with respect to the Company's Common Stock are limited by his position as Director and shareholder of BPI.

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

As of December 31, 1996, 1995 and 1994, the Company had a receivable from Robert Watson, Inc. in the amount of $20,000 ("Receivable"). This Receivable bore interest at 10% and was due on demand. In connection with the successful completion of the transfer of the management of the Company to BPI, the Company paid a $20,000 management fee ("Management Fee") to Robert Watson, Inc. The Receivable was repaid in May 1997 by offsetting the Management Fee.

The Company intends to acquire all of the outstanding shares of BPI, the majority shareholder of the Company, in a share exchange. Ray D. Reaves, Director, President, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman, Chief Executive Officer, Chief Financial Officer, and Director of BPI and owns approximately 60% of the common stock of Bass Petroleum, Inc. Such acquisition is subject to any required approvals for the shareholders and Board of Directors of the Company and BPI. There can be no assurance that such acquisition will be successful.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ENERGY PRODUCTION COMPANY
                                  (Registrant)

         By:      /s/  Ray Reaves
                  --------------------------
                  Ray Reaves, President

         Date:    October 16, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:     /s/  Ray Reaves
                 ---------------------------
                 Ray Reaves, President, Chief Executive Officer, Chairman, Chief Financial Officer

         Date:   October 16, 1997

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

Dallas, Texas
July 1, 1997, except Note 4 which
   is dated October 10, 1997

                            ENERGY PRODUCTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                     ASSETS



                                                             DECEMBER 31,
                                                ------------------------------------
                                                    1996        1995          1994
                                                ----------  ----------     ---------
CURRENT ASSETS:
   Cash                                         $      874  $    1,272    $    1,041
   Receivable from related party - current          20,000        -              -
                                                ----------  ----------    ----------
           Total current assets                     20,874       1,272         1,041

OIL AND GAS PROPERTIES                                -           -             -

RECEIVABLE FROM RELATED PARTY                         -         20,000        20,000
                                                ----------  ----------    ----------

           Total assets                         $   20,874  $   21,272    $   21,041
                                                ==========  ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-
   Accounts payable                             $       65  $       65    $       65
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 75,000,000
    shares authorized, 30,961,778 shares issued
    and outstanding                                309,618     309,618       309,618
  Additional paid-in capital                     1,794,373   1,794,373     1,794,373
  Accumulated deficit                           (2,083,182) (2,082,784)   (2,083,015)
                                               -----------  ----------    ----------
    Total stockholders' equity                      20,809      21,207        20,976
                                               -----------  ----------    ----------
    Total liabilities and stockholders' equity  $   20,874  $   21,272    $   21,041
                                               ===========  ===========  ===========











              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                            ENERGY PRODUCTION COMPANY

                            STATEMENTS OF OPERATIONS





                                                    YEARS ENDED DECEMBER 31,

                                             1996            1995           1994
                                         ------------    ------------   ------------
INTEREST INCOME                          $      2,000    $      2,000   $      2,000
GENERAL AND ADMINISTRATIVE EXPENSES             2,398           1,769          3,184
                                         ------------    ------------   ------------
NET INCOME (LOSS)                                (398)            231         (1,184)
                                         ============    ============   ============
NET LOSS PER SHARE                                  *               *              *
                                         ============    ============   ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               30,961,778      30,961,778     30,961,778
                                         ============    ============   ============


       * Less than $.01 per share





              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                            ENERGY PRODUCTION COMPANY

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996


                                                                   Additional
                                               Common Stock         Paid-in     Accumulated
                                         Shares        Amount       Capital       Deficit         Total
                                     -----------   -----------   -----------   -----------    -----------

Balance, January 1, 1994              30,961,778   $   309,618   $ 1,794,373   $(2,081,831)   $    22,160

Net loss                                    --            --            --          (1,184)        (1,184)
                                     -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1994            30,961,778       309,618     1,794,373    (2,083,015)        20,976

Net income                                  --            --            --             231            231
                                     -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1995            30,961,778       309,618     1,794,373    (2,082,784)        21,207

Net loss                                    --            --            --            (398)          (398)
                                     -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1996            30,961,778   $   309,618   $ 1,794,373   $(2,083,182)   $    20,809
                                     ===========   ===========   ===========   ===========    ===========












              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                            ENERGY PRODUCTION COMPANY

                            STATEMENTS OF CASH FLOWS



                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  -------    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $  (398)   $   231   $(1,184)
                                                  -------    -------   -------

NET CHANGE IN CASH                                   (398)       231    (1,184)

CASH AT BEGINNING OF YEAR                           1,272      1,041     2,225
                                                  -------    -------   -------

CASH AT END OF YEAR                               $   874    $ 1,272   $ 1,041
                                                  =======    =======   =======





              See accompanying notes to these financial statements.

                            ENERGY PRODUCTION COMPANY

                          NOTES TO FINANCIAL STATEMENTS




1. NATURE OF OPERATIONS

       Energy Production Company (the "Company") was incorporated under the laws of the State of Colorado on March 11, 1980 and completed an initial public offering in November 1980. From 1980 to 1986, the Company was engaged in the acquisition, operation and development of oil and gas properties. In December 1986, the Company began to divest its remaining oil and gas assets and operations and has been relatively inactive since that time.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Income Taxes
              ------------
              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and income tax reporting bases of assets and liabilities. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company has no deferred tax assets or liabilities December 31, 1996, 1995 or 1994, except as described below.

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

       In connection with the successful transfer of management to Bass, the Company paid a $20,000 management fee to the old controlling shareholder. In October 1997, the Company rescinded the sale of 44,038,222 shares of its common stock to Bass. The shares were returned to the Company from Bass in exchange for the return of the purchase price.










              See accompanying notes to these financial statements.