Form 10KSB
period 1997-12-31
FIELDPOINT PETROLEUM CORP
filed 1998-03-20
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934



                   For the fiscal year ended December 31,1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the transition period from    to

                         Commission File Number: 0-9435

                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------

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

Yes X       No
   ---        ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $739,410.

As of December 31, 1997, 4,413,259 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1997, was $991,250.

Documents Incorporated by Reference: None.

                                     PART I
ITEM 1- BUSINESS
        --------

General

FieldPoint Petroleum Corporation, (formerly Energy Production Company)a Colorado corporation (the "Company"), was formed on March 11, 1980, for the purpose of identifying, acquiring, and enhancing the production of mature oil and natural gas fields located primarily in the mid-continent and the Rocky Mountain region. From 1980 the Company was engaged in oil and gas operations, and beginning in December 1986, the Company divested all of its oil and gas assets and operations. Since December 1986, the Company has not engaged in any oil and gas operations until the completion of the reverse acquisition described below on December 31, 1997.

Reverse Acquisition - The Company entered into an Agreement dated as of December 22, 1997, with Bass Petroleum, Inc., a Texas corporation ("BPI"), pursuant to which, on December 31, 1997, the Company acquired from the shareholders of BPI an aggregate of 8,655,625 shares of capital stock of BPI, in exchange for the issuance of 4,000,000 unregistered shares of the Company's common stock. The transaction was treated, for accounting purposes, as an acquisition of FieldPoint Petroleum Corporation by Bass Petroleum, Inc. The historical information prior to December 31,1997 represents the production and activity of BPI. On December 31,1997, the Company changed its name from Energy Production Company to FieldPoint Petroleum Corporation.

Recent Acquisition and Development

On February 18, 1998, the Company acquired a 97.9% working interest in the Shade lease, which carries a 76.9565% net revenue interest in oil and gas production. A total purchase price of $190,000.00 was paid for the interest and related equipment. The lease currently has 3 producing oil and gas wells; the Company also purchased all equipment related to the three wells on the lease from Fred Bowman, Inc.

Forward-Looking Statements

Certain statements contained in this document, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Business Strategy

The Company's business strategy is to continue to expand its reserve base and increase production and cash flow through the acquisition of producing oil and gas properties. Such acquisitions will be based on an analysis of the properties' current cash flow and the Company's ability to profit from the acquisition. The Company's ideal acquisition will include not only oil and gas production, but also leasehold and other working interest in exploration areas.

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

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company's capital resources are discussed more thoroughly in Part II, Item 6, in Management's Discussion and Analysis.

Operations

As of December 31, 1997, the Company had varying ownership interest in 77 gross productive wells (28.98 net) located in two states. The Company operates 56 of the 77 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

Market for Oil and Gas

The demand for oil and gas is dependent upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines in general, other transportation facilities, the marketing of competitive fuels, and general fluctuations in the supply and demand for oil and gas. The Company intends to sell all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have facilities to transport the oil and gas from the wellsite.

Competition

The oil and gas industry is highly competitive in all aspects. The Company will be competing with major oil companies, numerous independent oil and gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects that the Company's own resources permit. The Company's ability to generate resources will depend not only on its ability to develop existing properties but also on its ability to identify and acquire proven and unproven acreage and prospects for further exploration.

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

Operational Hazards and Insurance

The Company's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

The Company maintains insurance of various types to cover its operations. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $750.00 per month as of December 31,1997.

Employees- As of February 28, 1998, the Company had 3 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES
       ----------

Principal Oil and Gas Interest

Big Muddy Field Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming. FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depth ranging in general from approximately 3,200 feet to approximately 4,000 feet.

Serbin Field Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 74 producing oil and gas wells with a production rate for 1997 of approximately 100 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

                                             Oil and Gas Production
                                             ----------------------

Quantities                                  1997               1996
                                            ----               ----
         Oil (Bbls)                        25,846             18,897
         Gas (Mcf)                         67,683             65,297

Average Sales Price
         Oil ($/Bbl)                       $19.51             $20.10
         Gas ($/Mcf)                        $2.00              $1.76

Average Production Cost ($/BOE)             $4.77              $4.13


The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 1997, purchases by each of three customers, Dorado Oil Company, Conoco and GPM Gas Corporation, represented more that 10% of the total Company revenues. Neither of these three customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells
                                   Productive Wells
                                   ----------------

                           Oil                             Gas
State             Gross(1)       Net(2)           Gross(1)       Net(2)
                  -----          ---              -----          ---
Texas              67           22.08               7            2.4
Wyoming             3            2.58               -             -
---------        ------         -----             -----        -----
     Total         70           24.66               7            2.4


Drilling Activity

The Company had no drilling activity in each of the last two fiscal years.
----------------------

1 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
2 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

Reserves

The following reserve related information for years ended December 31, 1996 and 1997, is based on estimates prepared by the Company. The Company's reserve estimates are developed using geological and engineering data and interest and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                     Estimated Proved Reserves
                                                          At December 31,(1)

                                                        1997             1996
                                                     -------------------------
Proved Developed Reserves (Bbls)                     192,047           152,514
Proved Developed Reserves (Mcf)                      436,717           453,873
Total Proved Crude Oil Equivalents (BOE)(2)          264,833           228,160
Present Value of Estimated Future Net Revenues
(in thousands), discounted at 10%                   $994,000          $972,000


Reference should be made to the supplemental oil and gas information included in this form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last two fiscal years.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 1997. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

                        Developed(3)                 Undeveloped(4)
State               Gross(5)     Net(6)          Gross(5)      Net(6)
------              -----        ---             -----         ---
Texas               1560         390             1360          1000
Wyoming              200         173              400           350
---------           ----         ---             -----         ----
    Total           1760         560             1760          1350

-----------------

1 The Company's annual reserve reports are prepared as of December 31, which is the end of the Company's fiscal year.
2 Gas is converted to barrel of oil equivalent at 6,000 cubic feet equals one barrel.
3 Developed acreage is acreage spaced for or assignable to productive wells.
4 Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed.
5 A gross well or acre is a well or acre in which a working interest is owned. the number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
6 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

ITEM 3-LEGAL PROCEEDINGS
       -----------------

The Company knows of no material litigation pending, threatening or contemplated or unsatisfied judgments against it, or any other proceeding in which the Company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or the Board of Directors of the Company in their capacity as such.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

During the quarter ended December 31, 1997, Security Holders were given notice in the form of a Proxy Statement filed with the Securities and Exchange Commission on December 1, 1997, to consider and vote on the following matters as described in the Proxy Statement.

          1. To approve the acquisition by the Company of all of the outstanding shares of Bass Petroleum, Inc.
          2. To approve the change of the name of the Company to FieldPoint Petroleum Corporation.
          3. To elect three directors to hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified.
          4. To approve the 75 to 1 reverse stock split of the shares of common stock of the Company issued and outstanding.
          5. To ratify the selection of Hein & Associates, L.L.P. as the Company's independent auditors for the current fiscal year ending December 31, 1997.

                                     PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
       --------------------------------------------------------

The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "FPPC." Prior to January 1998 the Company's symbol was "ENEU." Also prior to January 1998, the Company's Common Stock experienced only limited trading and its prices were quoted irregularly in the National Quotation Bureau's "Pink Sheets." Information regarding bid prices and closing bids has been obtained from the National Quotation Bureau. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

         FISCAL 1996                           CLOSING BID
         -----------                           -----------
                                         HIGH               LOW
                                         ----               ---
First Quarter                            .0001              .0001
Second Quarter                           .0001              .0001
Third Quarter                            .0001              .0001
Fourth Quarter                           .0001              .0001

         FISCAL 1997
         ----------
                                         HIGH               LOW
                                         ----               ---
First Quarter                           .0001               .0001
Second Quarter                          .0001               .0001
Third Quarter                           .0001               .0001
Fourth Quarter                          .0001               .0001

At March 6, 1998, the approximate number of shareholders of record was 1,020. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 1997, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

On December 31, 1997, pursuant to a Plan of Exchange (the "Plan") by and among, the Company, Bass Petroleum, Inc. (BPI), and the shareholders of BPI, the Company issued an aggregate 4,000,000 unregistered shares to the shareholders of BPI. The shares were issued on a pro rata basis, in exchange for an aggregate of 8,655,625 shares of capital stock of BPI.

As to the  issuance of  securities  identified  above,  the Company  relied upon
Section 4(2) of the Securities Act in claiming exemption from the registered requirement of the Securities Act. All the persons to whom the securities were issued had full information concerning the business and affairs of the Company and acquired the shares for investment purposes. Certificates representing the securities issued bear a restrictive legend prohibiting transfer of the securities except in compliance with applicable securities laws.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ---------------------------------------------------------

The following discussion should be read in conjunction with the Company's Financial Statements, and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of FieldPoint Petroleum Corporation.

Overview

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. The Company categorizes its operating expenses into the categories of production expenses and other expenses. Due to cost associated with the reverse acquisition the Company's net expenses for the year ended December 31, 1997 were substantially higher than net expenses for the year ended December 31, 1996.

   Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996
   --------------------------------------------------------------------------

Results of Operation

Revenues increased 14% or $90,691 to $739,410 for the year ended December 31, 1997, from the comparable 1996 period. Oil production volumes increased by 37% at the same time the average price per barrel decreased slightly during 1997 to $19.51 verse the comparable 1996 period average price of $20.10 per barrel. Also in 1997, the gas production volume decreased by 4% while the average price per Mcf was $2.00, a 14% increase from the 1996 comparable.

                                              Year Ended December 31,
                                              1997              1996
                                              ----              ----
Oil Production                               25,846            18,897
Average Sales Price Per Bbl ($/Bbl)          $19.51            $20.10

Gas Production                               67,683            65,297
Average Sales Price Per Mcf ($/Mcf)           $2.00             $1.76


Production expenses increased 44% or $54,216 to $177,078 for the year ended December 31, 1997, from the comparable 1996 period. This was to the additional operations in Wyoming, and additional workovers in the form of remedial repairs. Total cost and expenses increased 31% or $148,342 to $626,200 for the year ended December 31, 1997, from the comparable 1996 period. General and administrative overhead cost increased 29% or $72,230 to $323,890 for the 1997 period verse the 1996 comparable period, due to cost associated with evaluating acquisitions, legal expense, and additional staff.

Net other expenses for the year ended December 31, 1997, was $69,443 compared to net other expenses of $8,707 for 1996. This was primarily due to expenses related to the reverse acquisition.

The Company's net income decreased by $91,149 to $23,983 for the year ended December 31, 1997, from the comparable 1996 period. The decrease in net income was primarily due to expenses related to the reverse acquisition and the increase in total cost and expenses.


Liquidity and Capital Resources

Cash flow from operating activities remains positive at $67,591 for the year ended December 31, 1997, although this represents a decrease of $16,282 or 19% from the year ended December 31, 1996. The decrease in cash flow from operating activities was primarily due to lower net income.

Cash flow used by investing activities was $99,996 in the period ended December 31, 1997, compared to $95,131 for December 31, 1996. This is primarily due to the decrease in restricted cash during the period. Cash flow from financing activities was $23,408 for the period ended December 31, 1997, compared to $10,328 for the same period in 1996. This was due to increases in long-term debt.

The worldwide crude oil prices continued to fluctuate in 1997. The Company cannot predict how prices will vary during 1998 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Commitments for future capital expenditures were not material at December 31, 1997. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1998 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 1998. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1998 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 1997.

ITEM 7-FINANCIAL STATEMENTS
       --------------------

The information required is included in this report as set forth in the "Index to Financial Statements."

                          Index to Financial Statements
                          -----------------------------

Report  of Independent Public Accountants                           F-1
Consolidated Balance Sheets                                         F-2
Consolidated Statement of Income                                    F-3
Consolidated Statement of Stockholders' Equity                      F-4
Consolidated Statement of Cash Flows                                F-5
Notes to Consolidated Financial Statements                          F-6 - F-12
Supplemental Oil and Gas Information (Unaudited)                    F-13 - F-14

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
       DISCLOSURE
       ----------
None.
                                    PART III

ITEM 9-DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
       -------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name               Age      Position with Company               Period Served
Ray D. Reaves      36       Director, President, Chairman,      May 1997-present
                            Chief Executive Officer and
                            Chief Financial Officer
Roger D. Bryant    55       Director                           July 1997-present
Robert A. Manogue  73       Director                           July 1997-present

Mr. Reaves, age 36, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of BPI from October 1989 to the present and as President of Field Point Inc., a private investment firm.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 55, has been a Director of the Company since July 1997. From November 1994 to present, Bryant has been President of Canmax Corporation. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 73, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

(b) Identification of Significant Employees. The Company does not employ any persons, other than its President, who make or are expected to make any significant contributions to the business of the Company.
(c) Family Relationships. There is no family relationship between any present director, executive officer or person nominated or chosen by the Company to become a director or executive officer.
(d) Involvement in Certain Legal Proceedings. No present director or executive officer of the Company has been the subject of any civil or criminal proceeding during the past five years which is material to an evaluation of his integrity or ability to serve as an officer or director, nor is any such person the subject of any order, judgment or decree of any federal or state authority which is material to an evaluation of his abilities or integrity.

ITEM 10-EXECUTIVE COMPENSATION
        ----------------------

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during the last three fiscal years.

                                                                    Long-Term
    Name and                                                       Compensation
Principal Position          Fiscal Year     Salary       Bonus       Options (#)
-----------------------------------------------------------------------------
Ray D. Reaves                 1997        $72,000         --         200,000
 Chief Executive Officer      1996        $72,000       $25,000        --
  and President               1995        $48,000        $2,500        --

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1997, to the Company's Officers and Directors.

Name                   Options Granted (#)    Price ($/sh.)      Expiration Date
--------------------------------------------------------------------------------
Ray D. Reaves             200,000               $.10               12/31/2001
  President and CEO

Roger D. Bryant           100,000               $.10               12/31/2001
  Director

Robert A. Manogue         100,000               $.10               12/31/2001
  Director

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1997 and information as of December 31, 1997, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of                 Amount and Nature
Beneficial Owner                    of Beneficial Owner         Percent of Class
----------------                    -------------------         ----------------
Bass Petroleum, Inc.                    223,040                        5.1%
1703 Edelweiss Drive
Cedar Park, Texas 78613

The Delray Trust                        604,928                       13.7%
3606 Belle Grove
Sugar Land, Texas 77479

Ray D. Reaves                         2,826,565(1)                    61.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Robert A. Manogue                       377,277(2)                     8.3%
1703 Edelweiss Drive
Cedar Park, Texas 78613


-------------------------
1 Includes (i) shares beneficially owned based on position with BPI; (ii) estimated shares received in Reverse Acquisition in exchange for common stock of BPI owned by Mr. Reaves; and (iii) 200,000 shares of Common Stock Underlying an option granted to Mr. Reaves by BPI, which option has been assumed by the Company.
2 Includes (i) shares owned by a partnership of which Mr. Manogue is a partner, and (ii) 100,000 shares of Common Stock underlying an option of BPI granted to Mr. Manogue by BPI, which option has been assumed by the company.

Roger D. Bryant                         100,000(3)                     2.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

All Officers and Directors            3,303,842                       68.7%
     as a Group (3 persons)

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

In August 1994, the Company entered into a lease agreement with the controlling shareholder, Ray D. Reaves, to rent office space. The lease extended through July 31, 1997, and has continued thereafter on a month-to-month basis. The monthly rent was $650 until July 31, 1997 and $750 thereafter.

During 1997, the Company acquired various oil and gas interest from a company owned by the controlling shareholder for $88,000. During 1996, the Company acquired an oil and gas well from its controlling shareholder, Ray D. Reaves for $44,000. As partial considerations, the Company retired a note receivable from Ray D. Reaves of $38,000, which had arisen from a cash advance in 1994.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)      Exhibits

         Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB

         3.1 Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

         3.2(b)Articles  of  Amendment  of Articles  of  Incorporation,  dated
               December 31, 1997

         3.3 Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

         4.1 Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the last quarter of its fiscal year.


-------------------------
3 Includes 100,000 shares of Common Stock underlying an option granted to Mr. Bryant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------
                                  (Registrant)

         By:    /s/ Ray Reaves
                -----------------------------
                    Ray Reaves, President

         Date:  March 20, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:    /s/ Ray Reaves
                -----------------------------
                Ray  Reaves,  President,   Chief  Executive  Officer,  Director,
                Chairman, Chief Financial Officer

         Date:  March 20, 1998


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

Exhibit B


                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:


FIRST:    The name of the corporation is Energy Production Company
                                         -----------------------------------

SECOND: The following amendment to the Articles of Incorporation was adopted on December 31, 1997, as prescribed by the Colorado Business Corporation Act. In the manner marked with an X below:

----- No shares have been issued or Directors Elected - Action by Incorporators

-----     No shares have been issued but Directors Elected - Action by Directors

----- Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

 X Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.
----



THIRD:    If changing corporate name, the new name of the corporation is

                        FieldPoint Petroleum Corporation
--------------------------------------------------------------------------------



FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:


If these amendments are to have a delayed effective date, please list that date:
December 31, 1997
-----------------

            (Not to exceed ninety (90) days from the date of filing)


                                                 Energy Production Company
                                                 -------------------------------


                                                 Signature /s/ Ray D. Reaves
                                                           -----------------
                                                    Title  President
                                                           -----------------

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 1997 and 1996

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Fieldpoint Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Fieldpoint Petroleum Corporation (formerly Bass Petroleum, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fieldpoint Petroleum Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP


Dallas, Texas
January 17, 1998

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                        DECEMBER 31,
                                                                              ----------------------------
                                                                                    1997            1996
CURRENT ASSETS:                                                               ------------    ------------
  Cash                                                                        $     48,457    $     57,454
  Certificate of deposit, pledged                                                     --           100,000
  Trading securities                                                                 2,880           2,880
  Accounts receivable:
         Oil and gas sales                                                          73,159         107,560
         Joint interest billings, no allowance for
         doubtful accounts considered necessary                                     61,392          44,707
  Prepaid expenses                                                                   1,635           1,635
                                                                              ------------    ------------
                  Total current assets                                             187,523         314,236

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
      Leasehold costs                                                              954,995         786,860
      Lease and well equipment                                                      95,504          87,123
  Furniture and equipment                                                           30,758          24,119
  Transportation equipment                                                          74,945          54,444
  Less accumulated depletion and depreciation                                     (353,935)       (242,115)
                                                                              ------------    ------------
                  Net property and equipment                                       802,267         710,431

OTHER ASSET                                                                         20,000          25,000
                                                                              ------------    ------------
                  Total assets                                                $  1,009,790    $  1,049,667
                                                                              ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of long-term debt                                           $    160,544    $    246,707
  Accounts payable and accrued expenses                                            111,255          97,342
  Oil and gas revenues payable                                                      96,512         122,938
  Federal income taxes payable                                                        --            47,022
  Due to related party                                                                --            27,733
                                                                              ------------    ------------
                  Total current liabilities                                        368,311         541,742
LONG -TERM DEBT, net of current portion                                            255,877         146,306

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 75,000,000 shares  authorized;
     4,413,259 and 4,000,000 shares issued and outstanding,
     respectively                                                                   44,132          40,000
  Additional paid-in capital                                                        83,906          88,038
  Retained earnings                                                                257,564         233,581
                                                                              ------------    ------------
                    Total stockholders' equity                                     385,602         361,619
                                                                              ------------    ------------
                    Total liabilities and stockholders' equity                $  1,009,790    $  1,049,667
                                                                              ============    ============



              See accompanying notes to these financial statements

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)


                        CONSOLIDATED STATEMENTS OF INCOME


                                                  YEARS ENDED DECEMBER 31,
                                                     1997           1996
REVENUE:
   Oil and gas sales                            $   561,875    $   432,383
   Well operational and pumping fees                175,535        213,022
   Other                                              2,000          3,314
                                                -----------    -----------
                  Total revenue                     739,410        648,719

 COSTS AND EXPENSES:
   Production expense                               177,078        122,862
   Depletion and depreciation                       125,232        103,336
   General and administrative                       323,890        251,660
                                                -----------    -----------
                  Total costs and expenses          626,200        477,858
OTHER INCOME (EXPENSE):
   Gain on sale of assets                             3,235         25,445
   Acquisition expenses                             (45,000)          --
   Interest income (expense), net                   (33,830)       (35,773)
   Miscellaneous                                      6,152          1,621
                                                -----------    -----------
                 Total other income (expense)       (69,443)        (8,707)
                                                -----------    -----------
INCOME BEFORE INCOME TAXES                           43,767        162,154

INCOME TAX PROVISION - CURRENT                       19,784         47,022
                                                -----------    -----------
NET INCOME                                      $    23,983    $   115,132
                                                ===========    ===========
BASIC AND DILUTED EARNINGS PER SHARE            $       .01    $       .03
                                                ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               4,137,399      4,000,000
                                                ===========    -----------






              See accompanying notes to these financial statements


                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 1997


                                                                                  Additional
                                                               Common Stock         Paid-In     Retained
                                                           ---------------------
                                                             Shares      Amount     Capital     Earnings      Total
                                                           ---------   ---------   ---------    ---------   ---------

BALANCE, January 1, 1996                                   4,000,000   $  40,000   $  88,038    $ 118,449   $ 246,487

Net income for the year                                         --          --          --        115,132     115,132
                                                           ---------   ---------   ---------    ---------   ---------

BALANCE, December 31, 1996                                 4,000,000      40,000      88,038      233,581     361,619

Purchase of common stock for cash in May 1997                223,040       2,230      (2,230)        --          --

Issuance of common stock to acquire net assets of Energy
 Production Company                                          190,219       1,902      (1,902)        --          --

Net income for the year                                         --          --          --         23,983      23,983
                                                           ---------   ---------   ---------    ---------   ---------

BALANCE, December 31, 1997                                 4,413,259   $  44,132   $  83,906    $ 257,564   $ 385,602
                                                           =========   =========   =========    =========   =========





              See accompanying notes to these financial statements



                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEARS ENDED DECEMBER 31,
                                                                       1997         1996
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  23,983    $ 115,132
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                          125,232      103,336
  Gain on sale of assets                                               (3,235)     (25,445)
  Changes in assets and liabilities:
      Accounts receivable                                               4,470       11,189
        Prepaid expenses and other assets                               5,000      (23,600)
      Accounts payable and accrued expenses                            13,913       28,084
      Oil and gas revenues payable                                    (26,426)     (14,114)
      Federal income taxes payable                                    (47,022)        --
      Due to related party                                            (27,733)        --
      Repayments to gas purchaser                                        --       (110,709)
      Other                                                              (591)        --
                                                                    ---------    ---------
             Net cash provided by operating activities                 67,591       83,873
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                           --         59,251
  Proceeds from sales of equipment                                     11,000         --
  Purchase of oil and gas properties                                 (163,270)    (153,202)
  Purchase of furniture and equipment                                 (47,726)      (1,180)
  Decrease (increase) in restricted cash                              100,000         --
                                                                    ---------    ---------
             Net cash used by investing activities                    (99,996)     (95,131)
CASH  FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        272,421      255,000
  Repayments of long-term debt                                       (249,013)    (244,672)
                                                                    ---------    ---------
             Net cash provided by financing activities                 23,408       10,328
                                                                    ---------    ---------
NET DECREASE IN CASH                                                   (8,997)        (930)
CASH, beginning of the year                                            57,454       58,384
                                                                    ---------    ---------
CASH, end of the year                                               $  48,457    $  57,454
                                                                    =========    =========
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest                           $  41,219    $  43,838
                                                                    =========    =========
   Cash paid during the year for income taxes                       $  18,000    $  32,309
                                                                    =========    =========

   Oil and gas properties acquired for forgiveness of receivables   $  13,247    $    --
                                                                    =========    =========
   Oil and gas properties acquired by decreasing note receivable    $    --      $  38,000
                                                                    =========    =========





              See accompanying notes to these financial statements

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------


     Organization and Nature of Operations Fieldpoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in South-Central Texas and Wyoming as of December 31, 1997.

     The Company began operations as Bass Petroleum, Inc. (Bass) in October 1989. On December 31, 1997, the shareholders of Bass exchanged all their shares for approximately 97% (including the 6% of EPC previously purchased by Bass) of Energy Production Company (EPC), a public company, and Bass became a wholly-owned subsidiary of EPC (see Note 2). The management of Bass became the management of the combined company. Concurrent with the transaction, the Company changed its name to Fieldpoint Petroleum Corporation and declared a 75 to 1 reverse stock split. Although EPC is the acquiring entity for legal purposes, Bass is considered the acquirer for accounting purposes, and the financial statements of the combined company reflect the historical accounts of Bass and include the operations of EPC beginning May 22, 1997. However, because EPC is the acquiring entity for legal purposes, all stockholders' equity information in the accompanying financial statements and footnotes has been restated to conform to EPC's capital structure.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Producing Operations
     --------------------------------
     The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. Any impaired amounts are charged to expense. The Company had no unproved properties as of December 31, 1997 and 1996.

     Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $111,820 and $90,182 for the years ended December 31, 1997 and 1996, respectively.

     Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows

     Joint Interest Billings Receivable and Oil and Gas Revenue Payable
     ------------------------------------------------------------------
     Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company's share of the cost is recorded.

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Oil and gas revenue payable represents amounts due to third party revenue interest owners for their share of of oil and gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and gas sales and records the related oil and gas sales receivable.

     Other Property
     --------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $13,412 and $13,154 for the years ended December 31, 1997 and 1996, respectively.

     Earnings Per Share
     ------------------
     Earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings per share is based on the weighted average number of shares of common stock outstanding during the period. As of December 31, 1997, the Company had outstanding options for 600,000 shares of common stock exercisable at $.0.10 per share which are not included in the dilutive calculation of earnings per share as the effect would be anti-dilutive.

     Income Taxes
     ------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

     Stock-Based Compensation
     ------------------------
     In January 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.

     Impact of Recently-Issued Accounting Standards
     ----------------------------------------------
     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     prominence as other financial statements. Statement 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     Use of Estimates and Certain Significant Estimates
     --------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

2.   ACQUISITION OF ENERGY PRODUCTION COMPANY
     ----------------------------------------

     In May 1997, Bass acquired an 81% interest in EPC, an inactive public company. Bass acquired approximately 54% of EPC from EPC's controlling shareholder for $45,000 as well as an additional ownership interest in EPC in the form of 44,300,000 newly-issued common shares, in exchange for two oil and gas properties with a cost basis of $23,500, and $5,000 in cash. The $45,000 cash payment has been charged against operations as EPC had no identifiable assets at the time of acquisition.

     In October 1997, EPC and Bass rescinded the sale of the newly-issued EPC common shares to Bass. Bass returned the shares to EPC in exchange for return of the purchase price. After returning the shares, Bass owned 54% of EPC, or 223,040 shares (which represented an approximate 6% ownership interest after the reverse acquisition described below).

     In December 1997,  Bass  completed the reverse  acquisition as described in
     Note 1. After the reverse acquisition, Bass and its shareholders owned 97% of the common stock of EPC.

     From 1980 to 1986, EPC was engaged in the acquisition, development and operations of oil and gas properties. In December 1986, EPC began to divest its remaining oil and gas assets and operations and has been relatively inactive since that time with no significant operating revenues or operations. Since 1986, the only assets of EPC have been cash and related party receivables. EPC had a substantial accumulated deficit as of the acquisition date.

     No pro forma financial statements have been prepared to reflect the results of operations as if EPC had been acquired at the beginning of the period, because EPC's operations were not material.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     During 1997, the Company acquired various oil and gas interests from its majority stockholder for $88,000. During 1996, the Company acquired an oil and gas well from its majority stockholder for $44,000. As partial consideration, the Company retired a note receivable from the stockholder of $38,000, which had arisen from a cash advance in 1994.

     At December 31, 1996, the Company had a liability to its majority stockholder of $22,158 for past salary and accrued bonuses.

     At December 31, 1996, the Company had a liability to a company controlled by its majority stockholder of $5,575 for financial services rendered.

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company rents office space from its majority stockholder. The terms of the lease are disclosed in Note 9.

     At December 31, 1996, the Company had a note payable to a stockholder in the amount of $13,000 as described in Note 5.

4.   ADVANCES FROM GAS PURCHASER
     ---------------------------

     During 1995, the Company received overpayments from a gas purchaser. The Company and the purchaser agreed that the overpayment of approximately $128,000 would be repaid without interest in an amount of $10,000 per month beginning in December 1995. This liability was completely paid in 1996.

5.   LONG-TERM DEBT
     --------------


     Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                                     1997             1996
                                                                                    ------           ------


          Note  payable to a bank,  interest  at prime plus 1% (9.5% at December
          31,  1997),  monthly  payments of  principal  of $12,500  plus accrued interest,  until maturity in June 2000. This note is collateralized by oil and gas properties  and is guaranteed by the majority  stockholder
          of the Company.                                                        $  375,000          $  256,140

          Note payable to a bank, interest at prime plus 2%, monthly payments of interest,  with principal due at maturity in April 1997. This note was collateralized  by a  certificate  of deposit of $100,000  held at the
          bank.                                                                        -                100,000



          Unsecured  note  payable to a  stockholder,  interest at 25%,  payable monthly;  principal was due in monthly payments of $4,600 beginning in
          September  1996 until  maturity in February  1997.                          -                  13,000


          Note  payable to a bank,  interest  at  10.25%,  monthly  payments  of principal and interest of $493 until maturity in December  2000.  This
          note is collateralized by a truck.                                        15,209               19,290


          Note payable to a commercial lender, interest at 3.9%, monthly payment of $214 of principal  and interest  until  maturity in February  2002.
          This note is collateralized by an automobile.                              9,831                 -


          Note  payable  to a  commercial  lender,  interest  at 8.75%,  monthly payments of $420 of principal and interest  until  maturity in October
          2001. This note is collateralized by a truck.                             16,381                 -


          Note payable to a commercial lender, interest at 6.9%, monthly payments of principal and interest of $433 until maturity in November
          1997. This note was collateralized by a truck.

                                                                                      -                   4,583
                                                                                 ----------          ----------

                                               Total                                416,421             393,013
                                                                                 ----------          ----------
                                               Less current portion                (160,544)           (246,707)
                                                                                 $  255,877          $  146,306
                                                                                 ==========          ==========


                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Maturities of long-term debt based on contractual requirements for the years ending December 31, 1998 through 2002 are as follows:

                          1998                $   160,544
                          1999                    161,466
                          2000                     87,457
                          2001                      6,561
                          2002                        393
                                              -----------
                                              $   416,421
                                              ===========

6.   INCOME TAXES
     ------------

     The Company's deferred tax assets and (liabilities) are composed of the following at December 31, 1997 and 1996:

                                                                DECEMBER 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Deferred tax assets:
     Non-deductible acquisition cost                       $ 17,000    $   --
     Other items                                             11,000       2,000
                                                           --------    --------
                                                             28,000       2,000
                                                           --------    --------
Deferred tax liabilities:
     Difference in bases of oil and gas properties          (28,000)     (2,000)
                                                           --------    --------

Net asset (liability)                                      $   --      $   --
                                                           ========    ========

7.   STOCK BASED COMPENSATION
     ------------------------

     Stock Options
     -------------
     The Company granted non-qualified stock options to key directors to purchase the Company's common stock at $0.10 per share. The options may be exercised from January 1, 1998 to December 31, 2001. The amounts and terms of the options were not affected by the reverse acquisition described in
     Note 2.

     The following is a summary of activity for the stock options granted for the year ended December 31, 1997 (there were no options granted during 1996):

                                                           DECEMBER 31, 1997
                                                           -----------------
                                                                       Weighted
                                                                       Average
                                                          Number       Exercise
                                                          of Shares    Price
                                                          ---------    --------

Outstanding, beginning of year                                --           --

     Canceled or expired                                      --           --
     Granted                                               600,000    $    0.10
     Exercised                                                --           --
                                                         ---------    ---------

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             DECEMBER 31, 1997
                                                           --------------------
     Outstanding, end of year                              600,000    $    0.10
                                                           =======    =========
     If not previously exercised, options outstanding at December 31, 1997 will expire as follows:

                                                                       Weighted
                                                                       Average
                                                     Number            Exercise
                                                     of Shares         Price

                       December 31, 2001               600,000        $    0.10
                                                     =========        =========

     Presented below is a comparison of the weighted average exercise prices and market prices of the Company's common stock on the measurement date for the stock options granted during fiscal year 1997. There were no options granted during 1996.


                                                         1997
                                           -------------------------------------
                                            Number     Exercise     Market
                                           of Shares    Price       Price
                                           ---------   --------     ------


Exercise price greater than market price    600,000    $   0.10     $ 0.09
                                            =======    ========     ======


     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 1997 income and earnings per share would have been changed to the pro forma amounts indicated below. There was no pro forma effect for December 31, 1996.


          Net loss:
              As reported                               $   23,983
              Pro forma                                 $   14,155
          Net loss per common share:
              As reported                               $     0.01
              Pro forma                                      *

     *   Less than $0.01 per share

     The estimated fair value of each director option and warrant granted during fiscal year 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


          Expected volatility                                 0%
          Risk-free interest rate                          6.13%
          Expected dividends                                 -

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Expected volatility                                 0%
          Expected terms (in years)                           5

8.   ENVIRONMENTAL ISSUES
     ---------------------
     The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

9.   COMMITMENTS
     -----------

     In August 1994, the Company entered into a lease agreement with the majority stockholder of the Company to rent office space. The lease extended through July 31, 1997 and has continued thereafter on a month-to-month basis. The monthly rental was $650 until July 31, 1997 and $750 thereafter. Rent expense was $9,000 and $7,800 for the years ended December 31, 1997 and 1996, respectively.

     As of December 31, 1997, the Company has a $20,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
     --------------------------------------------------------------------

     The Company's financial instruments are cash, amounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1997 and 1996 is adequate.

     The Company had the following concentrations in volume of oil and gas sales revenue:


            Customer                     1997            1996
            --------                   --------        --------
               A                          52%             38%

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Customer                     1997            1996
            --------                   --------        --------

               B                          16%             21%
               C                          16%              6%
               D                          13%              2%
     Additionally, the four customers above accounted for a total of 97% and 98%
     of  accrued  oil  and  gas  sales  as  of  December   31,  1997  and  1996,
     respectively.

11.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     -----------------------------------------------------------------------
     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                                                                      YEAR ENDED DECEMBER 31,
                                                                     ------------------------
                                                                          1997           1996
Costs incurred in oil and gas producing activities:
     Acquisition of proved properties                                $   168,135    $   179,091
     Development costs                                                     8,382         11,069
                                                                     -----------    -----------

                          Total costs incurred                       $   176,517    $   190,160
                                                                     ===========    ===========

Net capitalized costs related to oil and gas producing activities:
     Proved properties                                               $ 1,050,499    $   873,983
     Less accumulated depletion, depreciation and amortization          (308,175)      (196,355)
                                                                     -----------    -----------
                          Net oil and gas property costs             $   742,324    $   677,628
                                                                     ===========    ===========


     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                  Oil         Gas
                                               (Barrels)     (MCF)
                                                -------     -------

Balance, January 1, 1996                        101,488     561,240
Purchase of minerals in place                    55,361      26,733
Sale of minerals in place                        (2,947)    (48,975)
Revisions of previous estimates                  17,509     (19,828)
Production                                      (18,897)    (65,297)
                                               --------    --------
Balance, December 31, 1996                      152,514     453,873

Purchase of minerals in place                    48,258     151,594
Revisions of previous estimates                  17,121    (101,067)
Production                                      (25,846)    (67,683)
                                               --------    --------
Balance, December 31, 1997                      192,047     436,717
                                               ========    ========

     The foregoing reserves are all classified as proved developed at December 31, 1997 and 1996. Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering

                        FIELDPOINT PETROLEUM CORPORATION
                         (formerly Bass Petroleum, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

12.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     -------------------------------------------------------------------

     The standardized measure of discounted future net cash flows at December 31, 1997 and 1996, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.


                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                               1997           1996
                                                          -----------    -----------
       Future cash inflows                                $ 4,426,000    $ 3,607,000
       Future development and production costs             (2,447,000)    (1,784,000)
                                                          -----------    -----------

       Future net cash flows, before income tax             1,979,000      1,823,000
       Future income taxes                                   (420,000)      (388,000)
                                                          -----------    -----------

       Future net cash flows                                1,559,000      1,435,000
       10% annual discount                                   (565,000)      (463,000)
                                                          -----------    -----------

Standardized measure of discounted future net cash flows  $   994,000    $    972,000
                                                          ===========    ============

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:

                                                            YEAR ENDED DECEMBER 31,
                                                               1997           1996

     Sales of oil and gas produced, net of
     production costs                                     $  (384,000)   $  (310,000)
     Purchase of minerals in place                            356,000        422,000










     Sale of minerals in place                                   -          (37,000)
     Net changes in prices and production costs              (88,000)        80,000
     Revisions and other                                      61,000        (74,000)
     Accretion of discount                                    97,000         85,000
     Net change in income taxes                              (20,000)       (44,000)
                                                          ----------     ----------
     Net change                                               22,000        122,000
     Balance, beginning of year                              972,000        850,000
                                                          ----------     ----------
     Balance, end of year                                 $  994,000     $  972,000
                                                          ==========     ==========
