Form 10KSB/A
period 1997-12-31
FIELDPOINT PETROLEUM CORP
filed 1998-04-02
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[X] Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934


                  For the fiscal year ended December 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the transition period from      to     .
                                                   ------   ----
                         Commission File Number: 0-9435

                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Colorado                                                  84-0811034
       --------                                                  ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

  1703 Edelweiss Drive
   Cedar Park, Texas                                               78613
---------------------------------------                          ----------
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

Yes   X    No
----------    ---------

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

Documents Incorporated by Reference: None.

                                    PART III

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of                  Amount and Nature
Beneficial Owner                   of Beneficial Owner          Percent of Class
----------------                    -------------------         ----------------
Bass Petroleum, Inc.                       223,040                     5.1%
1703 Edelweiss Drive
Cedar Park, Texas 78613

The Delray Trust                           604,928                    13.7%
3606 Belle Grove
Sugar Land, Texas 77479

Mildred Babich                             325,801                     7.4%
4225 Clear Lake Circle
Fort Worth, TX 76109

Peter Babich                               323,490                     7.3%
3310 Parkside Road
Flint, MI 48503

Ray D. Reaves                            2,826,565(1)                 61.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Robert A. Manogue                          377,277(2)                  8.3%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Roger D. Bryant                            100,000(3)                   2.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

All Officers and Directors               3,303,842                     68.7%
     as a Group (3 persons)
--------
(1)Includes (i) shares beneficially owned based on position with BPI; (ii) estimated shares received in Reverse Acquisition in exchange for common stock of BPI owned by Mr. Reaves; and (iii) 200,000 shares of Common Stock underlying an option granted to Mr. Reaves by BPI, which option has been assumed by the Company.
(2) Includes (i) shares owned by a partnership of which Mr. Manogue is a partner; and (ii) 100,000 shares of Common Stock underlying an option of BPI granted to Mr. Manogue by BPI, which option has been assumed by the Company.
(3) Includes 100,000 shares of Common Stock underlying an option granted to Mr. Bryant.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIELDPOINT PETROLEUM CORPORATION
                                  (Registrant)

           By:      /s/ Ray Reaves
                --------------------------------------
                    Ray Reaves, President

         Date:  --------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:      /s/ Ray Reaves
                --------------------------------------

                    Ray Reaves, President, Chief Executive Officer, Director, Chairman, Chief Financial Officer

         Date:

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