Form 10QSB
period 1998-03-31
FIELDPOINT PETROLEUM CORP
filed 1998-05-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the  Transition  Period  from  __________  to    _________

         Commission file number: 0-9435


                        FieldPoint Petroleum Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                            84-0811034
         --------                                            ----------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)


         1703 Edelweiss Drive
         Cedar Park, Texas                           78613
         --------------------                        -----

         (Address of principal executive offices)   (Zip Code)


                                 (512) 250-8692

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of April 30, 1998, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 4,413,259.

Transitional Small Business Disclosure Format (Check one):
                                            Yes         No   X

PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                           March 31,     December 31,
                                                                            1998           1997
                                                                        ------------    -------------
CURRENT ASSETS:                                                          (unaudited)

  Cash                                                                  $     41,761    $     48,457
  Trading securities                                                           2,880           2,880
  Accounts receivable:
         Oil and gas sales                                                    65,734          73,159
         Joint interest billings, no allowance for doubtful
              accounts considered necessary                                   72,696          61,392
  Taxes recoverable                                                           15,300            -
Prepaid expenses                                                               2,535           1,635
                                                                        ------------    ------------
                  Total current assets                                       200,906         187,523

PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Leasehold costs                                                   1,105,676         954,995
         Lease and well equipment                                            147,073          95,504
  Furniture and equipment                                                     31,148          30,758
  Transportation equipment                                                    74,945          74,945
  Less accumulated depletion and depreciation                               (384,685)       (353,935)
                                                                        ------------    ------------
                  Net property and equipment                                 974,157         802,267
OTHER ASSETS                                                                   6,000          20,000
                                                                        ------------    ------------
                  Total assets                                          $  1,181,063    $  1,009,790
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                     $    165,518    $    160,544
  Accounts payable and accrued expenses                                      105,331         111,255
  Oil and gas revenues payable                                                94,045          96,512
                                                                        ------------    ------------
                  Total current liabilities                                  364,894         368,311
LONG-TERM DEBT, net of current portion                                       460,283         255,877
COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 75,000,000
     shares  authorised;  4,413,259 and
     4,000,000 shares issued and outstanding,
     respectively                                                             44,132          44,132
  Additional paid-in capital                                                  93,638          83,906
  Retained earnings                                                          218,116         257,564
                                                                        ------------    ------------
                  Total stockholders' equity                                 355,886         385,602
                                                                        ------------    ------------
                  Total liabilities and stockholders' equity            $  1,181,063    $  1,009,790
                                                                        ============    ============


        See accompanying notes to these consolidated financial statements


                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   March 31,
                                                          --------------------------
                                                               1998         1997
                                                          -----------    -----------
REVENUE:                                                   (unaudited)   (unaudited)

  Oil and gas sales                                       $   103,953    $   145,395
  Well operational and pumping fees                            46,658         45,913
                                                          -----------    -----------
Total revenue                                                 150,611        194,308

COSTS AND EXPENSES:
  Production expense                                           68,968         41,953
  Depletion and depreciation                                   30,750         27,750
  General and administrative                                   98,228         73,766
                                                          -----------    -----------
                  Total costs and expenses                    197,946        143,469

OTHER INCOME (EXPENSE):
  Interest income (expense), net                              (11,991)       (10,684)
  Miscellaneous                                                 4,578          3,638
                                                          -----------    -----------
                  Total other income (expense)                 (7,413)        (7,046)
                                                          -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (54,748)        43,793
INCOME TAX BENEFIT (PROVISION) CURRENT                         15,300        (12,000)
                                                          -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                           (39,448)        31,793
BASIC AND DILUTED NET AND
     COMPREHENSIVE INCOME (LOSS)                                 (.01)           .01
                                                          -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                         4,413,259      4,000,000
                                                          ===========    ===========


        See accompanying notes to these consolidated financial statements



                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            March 31,
                                                                     -----------------------
                                                                        1998         1997
                                                                     ----------   ----------
                                                                     (unaudited)  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (39,448)   $  31,793
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                            30,750       27,750
  Options issued for services                                            9,732         --
  Changes in assets and liabilities:
         Accounts receivable                                            (3,879)     (24,138)
         Taxes recoverable                                             (15,300)        --
         Prepaid expenses and other assets                                (900)        --
         Accounts payable and accrued expenses                          (5,924)        (162)
         Oil and gas revenues payable                                   (2,467)      (8,611)
         Federal income taxes payable                                     --          2,000
         Due to related party                                             --         (1,833)
Other                                                                     --            437
                                                                     ---------    ---------
                  Net cash (used) provided by operating activities     (27,436)      27,236

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                  (202,250)     (56,678)

  Purchase of furniture and equipment                                     (390)     (19,043)
  Decrease (increase) in restricted cash                                14,000         --
                                                                     ---------    ---------
                  Net cash used by investing activities               (188,640)     (75,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         250,000       49,135
  Repayments of long-term debt                                         (40,260)     (22,718)
                                                                     ---------    ---------
                  Net cash provided by financing activities            209,380       26,417
                                                                     ---------    ---------

NET DECREASE IN CASH                                                    (6,696)     (22,068)

CASH, beginning of the period                                           48,457       57,454
                                                                     ---------    ---------

CASH, end of the period                                              $  41,761    $  35,386
                                                                     =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                           $  12,675    $  11,227
                                                                     =========    =========
  Cash paid during the period for income taxes                            --           --
                                                                     =========    =========


       See accompanying notes to these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Nature of Business, Organization And Basis of Preparation And Presentation
      --------------------------------------------------------------------------
FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in south central Texas and Wyoming.

The Company began operations as Bass Petroleum, Inc. (Bass) in October 1989. On December 31, 1997, the shareholders of Bass exchanged all their shares for approximately 97% (including the 6% of EPC previously purchased by Bass) of Energy Production Company (EPC), a public company, and Bass became a wholly owned subsidiary of EPC. The management of Bass became the management of the combined company. Concurrent with the transaction, the Company changed its name to FieldPoint Petroleum Corporation and declared a 75 to 1 reverse stock split. Although EPC is the acquiring entity for legal purposes, Bass is considered the acquirer for accounting purposes, and the financial statements of the combined company reflect the historical accounts of Bass and include the operations of EPC beginning May 22, 1997. However, because EPC is the acquiring entity for legal purposes, all stockholders' equity information in the accompanying financial statements and footnotes has been restated to conform to EPC's capital structure.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1997.


2.    Acquisition of Working Interest in Shade Lease
      ----------------------------------------------
On February 18, 1998, the Company acquired a 97.9% working interest in the Shade lease, which carries a 76.9565% net revenue interest in oil and gas production. A total purchase price of $190,000 was paid for the interest and related equipment. The lease currently has 3 producing oil and gas wells. The Company also purchased all equipment related to the three wells on the lease from Fred Bowman, Inc. The entire purchase price was funded by proceeds from long term debt.


3.    Stockholders Equity
      --------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended March 31, 1998.

PART I
Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. The Company categorises its operating expenses into the categories of production expenses and other expenses. Due to cost associated with being a public company and additional workovers in the form of remedial repairs, the Company's net expenses for the period ended March 31, 1998 were substantially higher than net expenses for the period ended March 31, 1997.

Comparison of three months ended March 31, 1998 to the three months ended March 31, 1997
--------------------------------------------------------------------------------

Results of Operations

Revenues decreased 29% or $43,697 to $150,611 for the three month period ended March 31, 1998 from the comparable 1997 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 7% on a BOE basis. Average oil sales prices decreased 34% TO $13.68 for the period ended March 31, 1998 compared to $20.84 for the period ended March 31, 1997. Average gas sales prices decreased 31% to $1.32 for the three-month period ended March 31, 1998 compared to $1.92 for the period ended March 31, 1997.

Production expenses increased 64% or $27,015 to $68,968 for the three month period ended March 31, 1998 form the comparable 1997 period, this was primarily due to expenses related to repairing a casing leak on the Wyoming property's Elkhorn #16 injection well. Depletion and depreciation increased slightly due to the purchase of the Shade lease and related equipment during the period ended March 31, 1998 compared to the 1997 period. General and administrative overhead cost increased 33% or $24,462 to $98,228 for the three-month period ended March 31, 1998 from the three-month period ended March 31, 1997. This was attributable to audit fees booked during the period and cost related to an option granted during the period pursuant to SFAS 123.

Liquidity and Capital Resources

Cash flow consumed by operating activities was $27,436 for the three-month period ended March 31, 1998, as compared to $27,236 in cash flow provided by operating activities in the 1997 period. The decrease in cash from operating activities was primarily due to lower net income.

Cash flow used by investing activities was $188,640 in the period ended March 31, 1998, compared to $75,721 for March 31, 1997. This is primarily due to the purchase of additional oil and gas properties. Cash flow from financing activities was $209,380 for the period ended March 31, 1998, compared to $26,417 for the same period in 1997. This was due to increases in long-term debt.

The Company cannot predict how prices will vary during 1998 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The company knows of no material litigation pending, threatening or contemplated unsatisfied judgements against it, or any other proceeding in which the company is a party. The company knows of no material legal actions pending or threatened or judgements entered against any officers or the Board of Directors of the Company in their capacity as such.

Item 2.  Changes in Securities

None.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following Reports were filed by the Company on Form 8-K during the First Quarter of 1998:

a.   A report on Form 8-K filed on January  14,  1998  reporting  an event under
     Item 1. Changes in Control of the Registrant and Item 2. Acquisition or Disposition of Assets.

b.   A report on Form 8-K filed on March 4, 1998 reporting an event under
     Item 2. Acquisition or Disposition of Assets.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.



Date:   5/14/98                   By:   /s/ Ray Reaves
                                        ----------------------------------------
                                        Ray Reaves
                                        Treasurer, Chief Financial Officer