Form 10QSB
period 1998-06-30
FIELDPOINT PETROLEUM CORP
filed 1998-08-10
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

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


                                 (512) 250-8692
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1998, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 4,413,259.

Transitional Small Business Disclosure Format (Check one):
                                            Yes    No  X



PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                            June 30,     December 31,
                                                                             1998           1997
                                                                          -----------    -----------
                                                                          (unaudited)

CURRENT ASSETS:
  Cash                                                                    $   101,255    $    48,457
    Trading securities                                                          2,880          2,880
  Accounts receivable:
         Oil and gas sales                                                     60,880         73,159
         Joint interest billings, no allowance for doubtful
              accounts considered necessary                                    91,032         61,392
  Taxes recoverable                                                            20,000           --
  Prepaid expenses                                                              2,535          1,635
                                                                          -----------    -----------
                  Total current assets                                        278,582        187,523
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Leasehold costs                                                    1,105,676        954,995
         Lease and well equipment                                             169,154         95,504
  Furniture and equipment                                                      31,530         30,758
  Transportation equipment                                                     74,945         74,945
  Less accumulated depletion and depreciation                                (416,016)      (353,935)
                                                                          -----------    -----------
                  Net property and equipment                                  965,289        802,267
OTHER ASSETS                                                                   26,815         20,000
                                                                          -----------    -----------
                  Total assets                                            $ 1,270,686    $ 1,009,790
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   261,712    $   160,544
  Accounts payable and accrued expenses                                       123,399        111,255
  Oil and gas revenues payable                                                 92,133         96,512
                                                                          -----------    -----------
                  Total current liabilities                                   477,244        368,311
LONG-TERM DEBT, net of current portion                                        449,000        255,877
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized;
     4,413,259 and 4,000,000 shares issued and outstanding,
     respectively                                                              44,132         44,132
  Additional paid-in capital                                                   95,778         83,906
  Retained earnings                                                           206,672        257,564
  Treasury stock, 214,000 shares of common stock                               (2,140)          --
                                                                          -----------    -----------
                  Total stockholders' equity                                  344,442        385,602
                                                                          -----------    -----------
                  Total liabilities and stockholders' equity              $ 1,270,686    $ 1,009,790
                                                                          ===========    ===========



        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months Ended
                                                        June 30,
                                                 --------------------------
                                                     1998           1997
                                                 ------------   ------------
                                                  (unaudited)    (unaudited)

REVENUE:
  Oil and gas sales                              $   119,705    $   138,630
  Well operational and pumping fees                   46,381         44,913
  Other                                                 --            2,000
                                                 -----------    -----------
                  Total revenue                      166,086        185,543

COSTS AND EXPENSES:
  Production expense                                  56,713         45,759
  Depletion and depreciation                          31,331         27,750
  General and administrative                          80,485         70,395
                                                 -----------    -----------
                  Total costs and expenses           168,529        143,904

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (14,647)        (2,081)
  Acquisition expenses                                  --          (45,000)
  Miscellaneous                                          946           (857)
                                                 -----------    -----------
                  Total other income (expense)       (13,701)       (47,938)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (16,144)        (6,299)
INCOME TAX BENEFIT (PROVISION) CURRENT                 4,700        (12,000)
                                                 -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                  (11,444)       (18,299)
BASIC AND DILUTED NET AND
 COMPREHENSIVE INCOME (LOSS)                               *              *
                                                 -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                4,413,259      4,000,000
                                                 ===========    ===========
     * Less than $.01 per share.

        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                            For the Six Months Ended
                                                     June 30,
                                           --------------------------
                                               1998           1997
                                           -----------    -----------
                                           (unaudited)    (unaudited)
REVENUE:
  Oil and gas sales                        $   223,658    $   287,025
  Well operational and pumping fees             93,039         90,826
  Other                                           --            2,000
                                           -----------    -----------
            Total revenue                      316,697        379,851

COSTS AND EXPENSES:
  Production expense                           125,681         87,712
  Depletion and depreciation                    62,081         55,500
  General and administrative                   178,713        144,161
                                           -----------    -----------
            Total costs and expenses           366,475        287,373

OTHER INCOME (EXPENSE):
  Interest income (expense), net               (26,638)       (12,765)
  Acquisition expenses                            --          (45,000)
  Miscellaneous                                  5,524          2,781
                                           -----------    -----------
            Total other income (expense)       (21,114)       (54,984)
                                           -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES              (70,892)        37,494

INCOME TAX BENEFIT (PROVISION) CURRENT          20,000        (24,000)
                                           -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)            (50,892)        13,494
BASIC AND DILUTED NET AND
  COMPREHENSIVE INCOME (LOSS)                     (.01)             *
                                           -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING          4,413,259      4,000,000
                                           ===========    ===========

*  Less than $.01 per share.

        See accompanying notes to these consolidated financial statements


                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           June 30,
                                                                  -------------------------
                                                                     1998         1997
                                                                  -----------   -----------
                                                                  (unaudited)   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ (50,892)   $  13,494
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                          62,081       55,500
  Stock compensation to consultant                                     9,732         --
  Changes in assets and liabilities:
         Accounts receivable                                         (17,361)       4,598
         Taxes recoverable and other                                 (20,000)         581
         Prepaid expenses and other assets                            (7,715)        --
         Accounts payable and accrued expenses                        12,144      (18,528)
         Oil and gas revenues payable                                 (4,379)      (2,286)
                                                                   ---------    ---------
               Net cash (used) provided by operating activities      (16,390)      53,359

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                (224,331)    (169,992)
  Purchase of furniture and equipment                                   (772)     (19,043)
  Decrease (increase) in restricted cash                                --        100,000
                                                                   ---------    ---------
               Net cash used by investing activities                (225,103)     (89,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       375,000         --
  Repayments of long-term debt                                       (80,709)      (9,805)
                                                                   ---------    ---------
               Net cash provided (used) by financing activities      294,291       (9,805)
                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH                                       52,798      (45,481)

CASH, beginning of the period                                         48,457       57,454
                                                                   ---------    ---------

CASH, end of the period                                            $ 101,255    $  11,973
                                                                   =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                         $  27,416    $  35,773
                                                                   =========    =========
  Cash paid during the period for income taxes                          --           --
                                                                   =========    =========


       See accompanying notes to these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Nature of Business, Organization And Basis of Preparation
      ---------------------------------------------------------
FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in south central Texas and Wyoming.

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


3.    Stockholders Equity
      -------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended June30, 1998.

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. The Company categories its operating expenses into the categories of production expenses and other expenses. Due to cost associated with being a public company and additional workovers in the form of remedial repairs, the Company's net expenses for the period ended June 30, 1998 were substantially higher than net expenses for the period ended June 30, 1997.

Comparison of three months ended June 30, 1998 to the three months ended June 30, 1997
------------------------------------------------------------------------

Results of Operations

Revenues decreased 10% or $19,457 to $166,086 for the three month period ended June 30, 1998 from the comparable 1997 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 11% on a BOE basis. Average oil sales prices decreased 34% to $12.00 for the period ended June 30, 1998 compared to $18.24 for the period ended June 30, 1997. Average gas sales prices decreased 12% to $1.20 for the three month period ended June 30, 1998 compared to $1.36 for the period ended June 30, 1997.

Production expenses increased 24% or $10,954 to $56,713 for the three month period ended June 30, 1998 from the comparable 1997 period, this was primarily due to additional workovers in the form of remedial repairs. Depletion and depreciation increased slightly due to the purchase of additional oil and gas properties and related equipment during the period ended June 30, 1998 compared to the 1997 period. General and administrative overhead cost increased 14% or $10,090 to $80,485 for the three month period ended June 30, 1998 from the three month period ended June 30, 1997. This was primarily due to higher legal fees and costs associated with evaluating acquisitions.

Net other expenses for the three months ended June 30, 1998 was $13,701 compared to $47,938 for the 1997 period. This decrease was primarily due to acquisition expenses incurred in 1997 in connection with the reverse merger.

Comparison of six months ended June 30, 1998 to the six months ended
June 30, 1997
--------------------------------------------------------------------

Results of Operations

Revenues decreased 17% or $63,154 to $316,697 for the six month period ended June 30, 1998 from the comparable 1997 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 25% on a BOE basis. Average oil sales prices decreased 35% to $12.76 for the period ended June 30, 1998 compared to $19.75 for the period ended June 30, 1997. Average gas sales prices decreased 27% to $1.20 for the six month period ended June 30, 1998 compared to $1.64 for the period ended June 30, 1997.

Production expenses increased 43% or $37,969 to $125,681 for the six month period ended June 30, 1998 from the comparable 1997 period, this was primarily due to expenses related to additional workovers in the form of remedial repairs. Depletion and depreciation increased 12% to $62,081, this was due to the purchase of leasehold and related equipment during the period ended June 30, 1998 compared to the 1997 period. General and administrative overhead cost increased 24% or $34,552 to $178,713 for the six month period ended June 30, 1998 from the six month period ended June 30, 1997. This was attributable to audit fees booked during the period, also an increase in salaries, and cost related to an option granted during the period pursuant to SFAS 123.

Net other expenses for the six months ended June 30, 1998 was $21,114 compared to $54,984 for the comparable 1997 period. The decreased was primarily due to acquisition expenses incurred during 1997 in connection with the reverse merger.

Liquidity and Capital Resources

Cash flow used by operating activities was $16,390 for the six month period ended June 30, 1998, as compared to $53,359 in cash flow provided by operating activities in the 1997 period. The decrease in cash from operating activities was primarily due to the net loss in 1998.

Cash flow used by investing activities was $225,103 in the period ended June 30, 1998, compared to $89,035 for June 30, 1997. This is primarily due to the purchase of additional oil and gas properties. Cash flow from financing activities was $294,291 for the period ended June 30, 1998, compared to a use of $9,805 for the same period in 1997. This was due to increases in long-term debt during 1998.

The Company cannot predict how prices will vary during 1998 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company knows of no material litigation pending, threatening or contemplated unsatisfied judgements against it, or any other proceeding in which the company is a party. The company knows of no material legal actions pending or threatened or judgements entered against any officers or the Board of Directors of the Company in their capacity as such.

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Default Upon Senior Securities
---------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The following Reports were filed by the Company on Form 8-K during the Second Quarter of 1998:

a.   A report on Form 8-K/A filed on May 1, 1998  reporting  an event under Item
     2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   8/7/98              By:   /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer