Form 10QSB
period 1998-09-30
FIELDPOINT PETROLEUM CORP
filed 1998-11-06
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____ to______

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


                                 (512) 250-8692

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 31, 1998, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 4,423,259.

Transitional Small Business Disclosure Format (Check one):
                                           Yes      No   X

PART I
Item 1. Condensed Consolidated Financial Statements



                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                          September 30,   December 31,
                                                                              1998            1997
CURRENT ASSETS:                                                            (unaudited)
                                                                          -------------   ------------

  Cash                                                                    $     23,317    $     48,457
  Trading securities                                                             2,880           2,880
  Accounts receivable:
         Oil and gas sales                                                      58,825          73,159
         Joint interest billings, allowance for doubtful
              accounts of $20,000 and $0 respectively                           79,172          61,392
  Taxes recoverable                                                             26,000            --
  Prepaid expenses                                                               2,535           1,635
                                                                          ------------    ------------
                  Total current assets                                         192,729         187,523
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Leasehold costs                                                     1,113,399         954,995
         Lease and well equipment                                              171,762          95,504
  Furniture and equipment                                                       31,623          30,758
  Transportation equipment                                                      74,945          74,945
  Less accumulated depletion and depreciation                                 (446,185)       (353,935)
                                                                          ------------    ------------
                  Net property and equipment                                   945,546         802,267
OTHER ASSETS                                                                    16,815          20,000
                                                                          ------------    ------------
                  Total assets                                            $  1,155,090    $  1,009,790
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $    216,540    $    160,544
  Accounts payable and accrued expenses                                        104,008         111,255
  Oil and gas revenues payable                                                  85,923          96,512
                                                                          ------------    ------------
                  Total current liabilities                                    406,471         368,311
LONG-TERM DEBT, net of current portion                                         441,325         255,877
COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock,  $.01 par value, 75,000,000    shares  authorised;
     4,423,259 and 4,413,259 shares issued and outstanding,
     respectively                                                               44,232          44,132
  Additional paid-in capital                                                    96,678          83,906
  Retained earnings                                                            168,524         257,564
  Treasury stock, 214,000 shares of common stock                                (2,140)           --
                                                                          ------------    ------------
                  Total stockholders' equity                                   307,294         385,602
                                                                          ------------    ------------
                  Total liabilities and stockholders' equity              $  1,155,090    $  1,009,790
                                                                          ============    ============


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Three Months Ended
                                                         September 30,
                                                 --------------------------
                                                   1998           1997
                                                   ----           ----
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                              $   111,747    $   124,028
  Well operational and pumping fees                   36,380         41,538
  Other                                                 --             --
                                                 -----------    -----------
                  Total revenue                      148,127        165,566

COSTS AND EXPENSES:
  Production expense                                  58,422         41,841
  Depletion and depreciation                          30,169         27,750
  General and administrative                          88,529         93,481
                                                 -----------    -----------
                  Total costs and expenses           177,120        163,072

OTHER INCOME (EXPENSE):
  Gain on sale of assets                                --            3,235
  Interest income (expense), net                     (15,094)       (14,300)
  Acquisition expenses                                  --             --
  Miscellaneous                                          (59)         1,606
                                                 -----------    -----------
                  Total other income (expense)       (15,153)        (9,459)
                                                 -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (44,146)        (6,965)
INCOME TAX BENEFIT - CURRENT                           6,000          8,667
                                                 -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                  (38,146)         1,702
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)             $      (.01)             *
                                                 -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                4,413,259      4,000,000
                                                 ===========    ===========

* Less than $.01


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Nine Months Ended
                                                        September 30,
                                                 -------------------------
                                                    1998           1997
                                                    ----          -----
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                              $   335,405    $   411,053
  Well operational and pumping fees                  129,419        132,364
  Other                                                 --            2,000
                                                 -----------    -----------
                  Total revenue                      464,824        545,417

COSTS AND EXPENSES:
  Production expense                                 184,103        129,553
  Depletion and depreciation                          92,250         83,250
  General and administrative                         267,242        237,642
                                                 -----------    -----------
                  Total costs and expenses           543,595        450,445

OTHER INCOME (EXPENSE):
  Gain on sale of assets                                --            3,235
  Interest income (expense), net                     (41,732)       (27,065)
  Acquisition expenses                                  --          (45,000)
  Miscellaneous                                        5,465          4,387
                                                 -----------    -----------
                  Total other income (expense)       (36,267)       (64,443)
                                                 -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (115,038)        30,529
INCOME TAX BENEFIT (PROVISION) CURRENT                26,000        (15,333)
                                                 -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                  (89,038)        15,196
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)             $      (.02)             *
                                                 -----------    -----------
 WEIGHTEDAVERAGE SHARES OUTSTANDING                4,413,259      4,000,000
                                                 ===========    ===========

* Less than $.01


        See accompanying notes to these consolidated financial statements




                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   September 30,
                                                               1998            1997
                                                            (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (89,038)   $  15,196
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                   92,250       83,250
  Gain on sale of assets                                         --         (3,235)
  Stock Compensations to Consultant                             9,732         --
  Changes in assets and liabilities:
         Accounts receivable                                   (3,446)       7,127
         Taxes recoverable                                    (26,000)        --
         Prepaid expenses and other assets                     (7,715)        --
         Accounts payable and accrued expenses                 (7,247)     (23,784)
         Oil and gas revenues payable                         (10,589)       3,082
         Payable to related party                                --         37,267
                                                            ---------    ---------
Net cash (used) provided by operating activities              (42,053)     118,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of vehicle                                  --         11,000
  Purchase of oil and gas properties                         (234,662)    (177,865)
  Purchase of furniture and equipment                            (865)     (47,726)
  Decrease (increase) in restricted cash                       10,000      100,000
                                                            ---------    ---------
                  Net cash used by investing activities      (225,527)    (114,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                375,000      171,594
  Repayments of long-term debt                               (133,560)    (209,374)
  Proceeds from exercise of stock option                        1,000         --
  Repayment of stockholder                                       --        (13,000)
                                                            ---------    ---------
         Net cash provided (used) by financing activities     242,440      (50,780)
                                                            ---------    ---------

NET DECREASE IN CASH                                          (25,140)     (46,468)

CASH, beginning of the period                                  48,457       57,454
                                                            ---------    ---------

CASH, end of the period                                     $  23,317    $  10,986
                                                            =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                  $  43,789    $  33,027
                                                            =========    =========
  Cash paid during the period for income taxes                   --           --
                                                            =========    =========


       See accompanying notes to these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Nature of Business, Organization And Basis of Preparation And Presentation
--------------------------------------------------------------------------------
FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in south central Texas and Wyoming.

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


2.    Acquisition of Working Interest in Shade Lease
----------------------------------------------------
On February 18, 1998, the Company acquired a 97.9% working interest in the Shade lease, which carries a 76.9565% net revenue interest in oil and gas production. A total purchase price of $190,000 was paid for the interest and related equipment. The lease currently has 3 producing oil and gas wells. The Company also purchased all equipment related to the three wells on the lease from Fred Bowman, Inc. The entire purchase price was funded by proceeds from long term debt.


3.    Stockholders Equity
-------------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended September 30, 1998. On September 8, 1998 a former board member exercised an option to acquire 10,000 shares of the Company's common stock.

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. The Company categorises its operating expenses into the categories of production expenses and other expenses. Due to the impact of lower oil and gas prices and cost associated with being a public company and additional workovers in the form of remedial repairs, the Company's net expenses for the period ended September 30, 1998 were substantially higher than net expenses for the period ended September 30, 1997.

Comparison of three months ended September 30, 1998 to the three months ended September 30, 1997
--------------------------------------------------------------------------------

Results of Operations

Revenues decreased 11% or $17,439 to $148,127 for the three month period ended September 30, 1998 from the comparable 1997 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 36% on a BOE basis. Average oil sales prices decreased 35% to $11.55 for the period ended September 30, 1998 compared to $17.78 for the period ended September 30, 1997. Average gas sales prices decreased 17% to $1.44 for the three-month period ended September 30, 1998 compared to $1.74 for the period ended September 30, 1997.

Production expenses increased 40% or $16,581 to $58,422 for the three month period ended September 30, 1998 from the comparable 1997 period, this was primarily due to additional workovers in the form of remedial repairs. Depletion and depreciation increased slightly due to the purchase of leasehold and related equipment during the period ended September 30, 1998 compared to the 1997 period. General and administrative overhead cost decreased 5% or $4,952 to $88,529 for the three-month period ended September 30, 1998 from the three-month period ended September 30, 1997. This was attributable to lower legal fees.

Comparison of nine months ended September 30, 1998 to the nine months ended September 30, 1997
--------------------------------------------------------------------------------

Results of Operations

Revenues decreased 15% or $80,593 to $464,824 for the nine month period ended September 30, 1998 from the comparable 1997 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 19% on a BOE basis. Average oil sales prices decreased 35% to $12.49 for the period ended September 30, 1998 compared to $19.10 for the period ended September 30, 1997. Average gas sales prices decreased 3% to $1.55 for the nine month period ended September 30, 1998 compared to $1.60 for the period ended September 30, 1997.

Production expenses increased 42% or $54,550 to $184,103 for the nine month period ended September 30, 1998 from the comparable 1997 period, this was primarily due to expenses related to additional workovers in the form of remedial repairs. Depletion and depreciation expense increased 11% to $92,250, this was due to the purchase of leasehold and related equipment during the period ended September 30,1998 compared to the 1997 period. General and administrative overhead cost increased 12% or $29,600 to $267,242 for the nine month period ended September 30, 1998 from the nine month period ended September 30, 1997. This was attributable to the Company recording an allowance for doubtful accounts, and an increase in salary expense for the period.

Net other expense for the nine months ended September 30, 1998 was $36,267 compared to $64,443 for the comparable 1997 period. The decrease was primarily due to acquisition expenses incurred during 1997 in connection with the reverse merger.

Liquidity and Capital Resources

Cash flow used by operating activities was $42,053 for the nine month period ended September 30, 1998, as compared to $118,903 in cash flow provided by operating activities in the 1997 period. The decrease in cash from operating activities was primarily due to the net loss in 1998.

Cash flow used by investing activities was $225,527 for the period ended September 30, 1998, compared to $114,591 for the period ended September 30, 1997. This is primarily due to the purchase of additional oil and gas properties. Cash flow from financing activities was $242,440 for the period ended September 30, 1998, compared to a use of $50,780 for the same period in 1997. This was due to increases in long-term debt during 1998.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company is a party to a lawsuit arising in the ordinary course of business. In the opinion of management, final judgement or settlement, if any, that may be awarded or entered into in connection with this suit would not have a material adverse effect on the Company's financial position or results of operations.

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

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   November 6, 1998          By:   /s/ Ray Reaves
                                      ------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer