Form 10QSB/A
period 1998-09-30
FIELDPOINT PETROLEUM CORP
filed 1998-11-30
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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

Impact of Year 2000

The Company is assessing the impact of year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

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



Date: November 30, 1998     By:   /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer