Form 10KSB
period 1998-12-31
FIELDPOINT PETROLEUM CORP
filed 1999-04-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934


                  For the fiscal year ended December 31, 1998.

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934


              For the transition period from _______ to ________ .
                         Commission File Number: 0-9435

                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Colorado                                                84-0811034
      --------                                                ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1703 Edelweiss Drive
Cedar Park, Texas                                            78613
---------------------                                        -----
(Address of Principal Executive Offices)                     (Zip Code)

                                 (512) 250-8692
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X     No
    ------    ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $606,764.

As of December 31, 1998, 4,613,259 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 1999, was $1,518,672.

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

Recent Acquisition and Development

On January 11, 1999, the Company entered into an agreement with W.B. McKee Securities to act as placement agent in the selling of up to a maximum of 1,466,667 Units each consisting of one share of the Company's Common Stock and one common stock warrant, with its exercise price of $1.25, (the "Warrants"), on a "best efforts all or none" basis with respect to the first 533,333 Units (the "Minimum Offering"), and a "best efforts" basis with respect to the remaining 933,3334 Units (the "Maximum Offering") as more fully described in the Private Placement Memorandum. The purchase price for the Units shall be (US) $.75 per Unit. Proceeds from the offering will be used to fund the acquisition of certain oil and gas properties from Pontotoc Production, Inc. As outlined in the purchase sale agreement between the Company and Pontotoc Production dated January 8,1999.

Forward-Looking Statements

Certain statements contained in this document, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Operations

As of December 31, 1998, the Company had varying ownership interest in 79 gross productive wells (34.67 net) located in 2 states. The Company operates 59 of the 79 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $1000.00 per month as of December 31, 1998.

Employees- As of March 15, 1998, the Company had 2 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2- PROPERTIES
        ----------

Principal Oil and Gas Interest

West Allen Field Pontotoc County Oklahoma is a producing oil and gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a 9.50% working interest in the Butler and Diamond lease, the leases have multiple wellbores which the Company has plans to participate in the recompletion of behind pipe zones.

Giddings Field Fayette County Texas is the prolific Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the company acquired a 97% working interest in the Shade lease. The lease currently has 3 producing oil and gas wells with a daily production rate of approximately 120 Mcfe net to the Company. Oil and Gas are produced from the Austin chalk formation; the Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

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





Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

                                            Oil and Gas Production

Quantities                                1998                   1997
                                          ----                   ----
         Oil (Bbls)                      28,788                 25,846
         Gas (Mcf)                       89,127                 67,683

Average Sales Price
         Oil ($/Bbl)                     $11.96                 $19.51
         Gas ($/Mcf)                      $1.50                  $2.00

Average Production Cost ($/BOE)           $6.31                  $5.25


The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 1998, purchases by each of four customers, Dorado Oil Company, Conoco, GPM Gas Corporation, and Aquila Pipeline Corporation represented more than 10% of the total Company revenues. Neither of these four customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells
                                Productive Wells
                                ----------------


                               Oil                                Gas
State                Gross(1)       Net(2)              Gross(1)       Net(2)
-----                -----          ---                 -----          ---
Oklahoma                                                  -             -
Texas                  69           28.29                 7            3.8
Wyoming                 3            2.58                 -             -
---------            -----          -----               -----          ---
         Total         72           30.87                 7            3.8


Drilling Activity

The Company had no drilling activity in each of the last two fiscal years.



Reserves

The following reserve related information for years ended December 31, 1997 and 1998, is based on estimates prepared by an independent petroleum engineer. The Company's reserve estimates are developed using geological and engineering data and interest and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                       Estimated Proved Reserves
                                                            At December 31,(3)

                                                        1998              1997
                                                       ------------------------
Proved Developed Reserves (Bbls)                       153,076           192,047
Proved Developed Reserves (Mcf)                        488,947           436,717
Total Proved Crude Oil Equivalents (BOE)(4)            234,567           264,833
Present Value of Estimated Future Net Revenues
(in thousands), discounted at 10%                     $523,000          $994,000


Reference should be made to the supplemental oil and gas information included in this form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last two fiscal years.

-----------------------
(1) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(2) A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.


(3) The Company's annual reserve reports are prepared as of December 31, which is the end of the Company's fiscal year.
(4) Gas is converted to barrel of oil equivalent at 6,000 cubic feet equals one barrel.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 1998. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

                             Developed(1)               Undeveloped(2)
State                  Gross(3)         Net(4)       Gross(3)         Net(4)
------                 -----            ---          -----            ---
Oklahoma                -                -            200              19
Texas                  1560             390          1360             1000
Wyoming                 200             173           400              350
---------              ----             ---          -----            ----
         Total         1760             560          1960             1369


ITEM 3-LEGAL PROCEEDINGS
       -----------------

The Company is a party to a lawsuit arising in the ordinary course of business. In the opinion of management, final judgement or settlement, if any, that may be awarded or entered into in connection with this suit would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

None.


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

----------------------
(1) Developed acreage is acreage spaced for or assignable to productive wells.
(2) Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed.
(3) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4)A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

     FISCAL 1997                             CLOSING BID
     -----------                             -----------

                                    HIGH                      LOW
                                    ----                      ---
First Quarter                      .0001                     .0001
Second Quarter                     .0001                     .0001
Third Quarter                      .0001                     .0001
Fourth Quarter                     .0001                     .0001

     FISCAL 1998
     -----------
                                    HIGH                      LOW
                                    ----                      ---
First Quarter                      .8125                     .3750
Second Quarter                    1.5625                     .8125
Third Quarter                     1.7500                     .8125
Fourth Quarter                    1.3750                     .8750

At March 26, 1999, the approximate number of shareholders of record was 1,020. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

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

Overview

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. The Company categorizes its operating expenses into the categories of production expenses and other expenses. Due to cost associated with operations, the Company's net expenses for the year ended December 31, 1998 were substantially higher than net expenses for the year ended December 31, 1997.


   Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997
   --------------------------------------------------------------------------

Results of Operation

Revenues decreased 18% or $132,646 to $606,764 for the year ended December 31, 1998, from the comparable 1997 period. Oil production volumes increased by 11% at the same time the average price per barrel decreased 39% during 1998 to $11.96 verse the comparable 1997 period average price of $19.51 per barrel. Also in 1998, the gas production volume increased by 31% while the average price per Mcf was $1.50, a 25% decrease from the 1997 comparable.




                                                 Year Ended December 31,
                                             1997                       1997
                                             ----                       ----
Oil Production                              28,788                     25,846
Average Sales Price Per Bbl ($/Bbl)         $11.96                     $19.51

Gas Production                              89,127                     67,683
Average Sales Price Per Mcf ($/Mcf)          $1.50                      $2.00


Production  expenses  increased  41% or $80,688 to  $275,519  for the year ended
December 31, 1998, from the comparable 1997 period. This was due to the additional operations in Wyoming, repair of a casing leak, and additional workovers in the form of remedial repairs. Depletion and depreciation expense increased 35% or $44,091 to $169,323 for the year ended December 31, 1998, from the comparable 1997 period. The increase in depletion and depreciation was due to increased levels of production and an increase in oil and gas properties.
General and administrative overhead cost remained relatively stable and increased 2% or $6,129 to $312,266 for the 1998 period verse the 1997 comparable period.

Net other expenses for the year ended December 31, 1998, was $50,374 compared to net other expenses of $69,443 for 1997. This decrease was primarily due to expenses related to the reverse acquisition in 1997.

The Company's net income decreased by $183,746 to a loss of $159,763 for the year ended December 31, 1998, from the comparable 1997 period. The decrease in net income was primarily due to lower prices received for oil and gas sales.

Liquidity and Capital Resources

Cash flow from operating activities was a negative $36,272 for the year ended December 31, 1998, compared to a positive $67,591 for the year ended December 31, 1997. The decrease in cash flow from operating activities was primarily due to the net loss for the year ended December 31, 1998.

Cash flow used by investing activities was $441,944 in the period ended December 31, 1998, compared to $99,996 for December 31, 1997. This is primarily due to increased purchases of oil and gas properties in 1998. Cash flow from financing activities was $431,131 for the period ended December 31, 1998, compared to $23,408 for the same period in 1997. This was due to increases in long-term debt used to fund purchases of oil and gas properties.

The worldwide crude oil prices continued to fluctuate in 1998. The Company cannot predict how prices will vary during 1999 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Commitments for future capital expenditures were not material at December 31, 1998. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.


Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 1999 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 1999. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 1999 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 1998.

Year 2000 Compliance

The Company is assessing the impact of year the 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

ITEM 7-FINANCIAL STATEMENTS
       --------------------

The information required is included in this report as set forth in the "Index to Financial Statements."

                          Index to Financial Statements
                          -----------------------------

Independent Auditor's Report                                           F-1
Consolidated Balance Sheets                                            F-2
Consolidated Statements of Operations                                  F-3
Consolidated Statements of Stockholders' Equity                        F-4
Consolidated Statements of Cash Flows                                  F-5
Notes to Consolidated Financial Statements                             F-6-F-13
Supplemental Oil and Gas Information (Unaudited)                       F-14-F-16


ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       -------------------------------------------------------------------------
None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
       -------------------------------------------------------------------------

(a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name                 Age    Position with Company              Period Served
----                 ---    ---------------------              -------------
Ray D. Reaves        37     Director, President, Chairman,     May 1997-present
                            Chief Executive Officer and
                            Chief Financial Officer
Roger D. Bryant      56     Director                           July 1997-present
Robert A. Manogue    74     Director                           July 1997-present

Mr. Reaves, age 37, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of BPI from October 1989 to the present and as President of Field Point Inc., a private investment firm.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 56, has been a Director of the Company since July 1997. From November 1994 to present, Bryant has been President of Canmax Corporation. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 74, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

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

                                                                   Long-Term
    Name and                                                       Compensation
Principal Position        Fiscal Year      Salary      Bonus        Options (#)
--------------------------------------------------------------------------------
Ray D. Reaves             1998             $90,000                     --
 Chief Executive Officer  1997             $72,000                   200,000
 and President            1996             $72,000     $25,000         --

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 1997 and 1998, to the Company's Officers and Directors.

Name                   Options Granted (#)     Price ($/sh.)    Expiration Date
--------------------------------------------------------------------------------
Ray D. Reaves           200,000                    $.10            12/31/2001
    President and CEO

Roger D. Bryant         100,000                    $.10             12/31/2001
    Director

Robert A. Manogue       100,000                    $.10             12/31/2001
    Director

Kelly Latz                5,000                    $.88             12/31/1999
    Corporate Secretary

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1998 and information as of December 31, 1998, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.


Name and Address of                 Amount and Nature
Beneficial Owner                    of Beneficial Owner        Percent of Class
----------------                    -------------------        ----------------
Bass Petroleum, Inc.                    210,000                       4.8%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Mildred Babich                          325,801                       7.4%
4225 Clear Lake
Ft. Worth, Texas 76109

Peter Babich                            323,490                       7.3%
3310 Parkside Rd.
Flint, Michigan 48503

The Delray Trust                        604,928                      13.7%
3606 Belle Grove
Sugar Land, Texas 77479

Ray D. Reaves                         2,811,625(1)                   61.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Robert A. Manogue                       377,277(2)                    8.3%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Roger D. Bryant                         100,000(3)                    2.2%
1703 Edelweiss Drive
Cedar Park, Texas 78613

All Officers and Directors            3,288,902                      68.7%
     as a Group (3 persons)

------------------------
(1)Includes (i) shares beneficially owned based on position with BPI; (ii) estimated shares received in Reverse Acquisition in exchange for common stock of BPI owned by Mr. Reaves; and (iii) 200,000 shares of Common Stock underlying an option granted to Mr. Reaves by BPI, which option has been assumed by the Company.
(2) Includes (i) shares owned by a partnership of which Mr. Manogue is a partner; and (ii) 100,000 shares of Common Stock underlying an option of BPI granted to Mr. Manogue by BPI, which option has been assumed by the Company.
(3) Includes 100,000 shares of Common Stock underlying an option granted to Mr. Bryant.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1994, the Company entered into a lease agreement with the controlling shareholder, Ray D. Reaves, to rent office space. The lease extended through July 31, 1997, and has continued thereafter on a month-to-month basis. The monthly rent was $750 until December 31, 1997 and $1,000 thereafter.

During 1997, the Company acquired various oil and gas interest from a company owned by the controlling shareholder for $88,000. During 1996, the Company acquired an oil and gas well from its controlling shareholder, Ray D. Reaves for $44,000. As partial considerations, the Company retired a note receivable from Ray D. Reaves of $38,000, which had arisen from a cash advance in 1994.

At December 31, 1998, the Company had a liability to its majority stockholder of $15,000 for short-term, non-interest bearing operating expenses.

At December 31, 1998, the Company had notes payable to two stockholders in the amount of $220,000.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB

     3.1 Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

     3.2(b) Articles of Amendment of Articles of  Incorporation,  dated December
          31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

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


                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------
                                  (Registrant)

         By:      /s/ Ray Reaves
                  ----------------------
                  Ray Reaves, President

         Date:    3/30/99
                  -------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:      /s/ Ray Reaves
                  ----------------------
                  Ray Reaves, President, Chief Executive Officer, Director, Chairman, Chief Financial Officer

         Date:    3/30/99
                  -------

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

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
FieldPoint Petroleum Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders= equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP


Dallas, Texas
January 20, 1999



                        FIELDPOINT PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          DECEMBER 31,
                                                                                 --------------------------
                                                                                     1998           1997
                                                                                 -----------    -----------
CURRENT ASSETS:
  Cash                                                                           $     1,375    $    48,457
  Trading securities                                                                   2,880          2,880
  Accounts receivable:
       Due from investor                                                               9,000           --
       Oil and gas sales                                                              50,026         73,159
       Joint interest billings, less allowance for doubtful
       account of $20,000 and $0, respectively                                        67,225         61,392
   Income taxes recoverable                                                           48,000           --
   Prepaid expenses                                                                    2,535          1,635
                                                                                 -----------    -----------
                      Total current assets                                           181,041        187,523

PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method):
      Unproved leasehold costs                                                       180,000           --
      Proved leasehold costs                                                       1,115,176        954,995
      Lease and well equipment                                                       172,860         95,504
   Furniture and equipment                                                            31,432         30,758
   Transportation equipment                                                           74,945         74,945
   Less accumulated depletion and  depreciation                                     (523,258)      (353,935)
                                                                                 -----------    -----------
                  Net property and equipment                                       1,051,155        802,267

EARNEST MONEY DEPOSIT                                                                 40,000           --

OTHER ASSETS                                                                          16,815         20,000
                                                                                 -----------    -----------
                           Total assets                                          $ 1,289,011    $ 1,009,790
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $   449,500    $   160,544
   Accounts payable and accrued expenses                                             128,347        111,255
   Oil and gas revenues payable                                                       62,538         96,512
   Due to related party                                                               15,000           --
                                                                                 -----------    -----------
                  Total current liabilities                                          655,385        368,311

LONG-TERM DEBT, net of current portion                                               374,070        255,877

COMMITMENTS (Note 9)

STOCKHOLDERS= EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized;
   4,613,259 and 4,413,259 shares issued and outstanding, respectively                46,132         44,132
   Additional paid-in capital                                                        117,723         83,906
   Treasury stock, 210,000 shares, at cost                                            (2,100)          --
   Retained earnings                                                                  97,801        257,564
                                                                                 -----------    -----------
                  Total stockholders' equity                                         259,556        385,602
                                                                                 -----------    -----------

                  Total liabilities and stockholders' equity                     $ 1,289,011    $ 1,009,790
                                                                                 ===========    ===========



             See accompanying notes to these financial statements.

                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                              --------------------------
                                                  1998           1997
                                              -----------    -----------
REVENUE:
   Oil and gas sales                          $   443,448    $   561,875
   Well operational and pumping fees              163,316        175,535
   Other
                                                     --            2,000
                                              -----------    -----------
       Total revenue                              606,764        739,410

COSTS AND EXPENSES:
   Production expense                             275,519        194,831
   Depletion and depreciation                     169,323        125,232
   General and administrative                     312,266        306,137
                                              -----------    -----------
       Total costs and expenses                   757,108        626,200
OTHER INCOME (EXPENSE):
   Gain on sale of assets                             875          3,235
   Acquisition expenses                              --          (45,000)
   Interest expense, net                          (56,351)       (33,830)
   Miscellaneous                                    5,102          6,152
                                              -----------    -----------
       Total other income (expense)               (50,374)       (69,443)
                                              -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                (200,718)        43,767

INCOME TAX BENEFIT (PROVISION) - CURRENT           40,955       (19,784)
                                              -----------    -----------
NET INCOME (LOSS)                             $  (159,763)   $    23,983
                                              ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE   $      (.04)   $       .01
                                              ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING             4,211,592      4,137,399
                                              ===========    ===========

             See accompanying notes to these financial statements.



                        FIELDPOINT PETROLEUM CORPORATION


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1997 TO DECEMBER 31, 1998


                                                   Common Stock          Treasury  Stock        Additional
                                              ---------------------   ----------------------    Paid-In      Retained
                                                Shares       Amount    Shares       Amount       Capital     Earnings      Total
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------


BALANCES, January 1, 1997                     4,000,000   $  40,000        --      $    --      $  88,038    $ 233,581    $ 361,619

Purchase of common stock for cash in May 1997   223,040       2,230        --           --         (2,230)        --           --
Issuance of common stock to acquire net
     assets of Energy Production Company        190,219       1,902        --           --         (1,902)        --           --

Net income for the year                            --          --          --           --           --         23,983       23,983
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCES, December 31, 1997                   4,413,259      44,132        --           --         83,906      257,564      385,602

Record value of treasury shares                    --          --       214,000       (2,140)       2,140         --           --
Issuance of options to consultant                  --          --          --           --          9,732         --          9,732
Exercise of options by former director          200,000       2,000        --           --         18,000         --         20,000
Sale of treasury stock                             --          --        (4,000)          40        3,945         --          3,985

Net loss for year                                  --          --          --           --           --       (159,763)    (159,763)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

BALANCES, December 31, 1998                   4,613,259   $  46,132     210,000    $  (2,100)   $ 117,723    $  97,801    $ 259,556
                                              =========   =========   =========    =========    =========    =========    =========


             See accompanying notes to these financial statements.



                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                         1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $(159,763)   $  23,983
     Adjustments to reconcile to net cash from operating activities:
        Depletion and depreciation                                       169,323      125,232
        Gain on sale of assets                                              (875)      (3,235)
        Options issued for services                                        9,732         --
     Changes in assets and liabilities:
            Accounts receivable                                            2,033        4,470
            Income taxes recoverable                                     (48,000)        --
            Prepaid expenses and other assets                             (6,815)       5,000
            Accounts payable and accrued expenses                         17,092       13,913
            Oil and gas revenues payable                                 (33,974)     (26,426)
            Federal income taxes payable                                    --        (47,022)
            Due to related party                                          15,000      (27,733)
            Other                                                            (25)        (591)
                                                                       ---------    ---------

            Net cash (used) provided by operating activities             (36,272)      67,591

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of equipment                                         --         11,000
   Purchase of oil and gas properties                                   (411,270)    (163,270)
   Purchase of furniture and equipment                                      (674)     (47,726)
   Increase in earnest money deposit                                     (40,000)        --
   Decrease in restricted cash                                            10,000      100,000
                                                                       ---------    ---------
            Net cash used by investing activities                       (441,944)     (99,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          595,000      272,421
   Repayments of long-term debt                                         (187,851)    (249,013)
   Proceeds from sales of common stock                                    20,000         --
   Proceeds from sales of treasury stock                                   3,985         --
                                                                       ---------    ---------

            Net cash provided by financing activities                    431,134       23,408
                                                                       ---------    ---------

NET DECREASE IN CASH                                                     (47,082)      (8,997)

CASH, beginning of the year                                               48,457       57,454
                                                                       ---------    ---------
CASH, end of the year                                                  $   1,375    $  48,457
                                                                       =========    =========

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest                              $  58,462    $  41,219
                                                                       =========    =========
   Cash paid during the year for income taxes                          $   7,045    $  18,000
                                                                       =========    =========
   Oil and gas properties acquired for forgiveness of receivables      $   6,267    $  13,247
                                                                       =========    =========


  See accompanying notes to these financial statements.
                                       F-5

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in South-Central Texas and Wyoming as of December 31, 1998. The Company also has a working interest in unproved leasehold acreage in Oklahoma as of December 31, 1998.

     The Company began operations as Bass Petroleum, Inc. (Bass) in October 1989. On December 31, 1997, the shareholders of Bass exchanged all their shares for approximately 97% (including the 6% of EPC previously purchased by Bass) of Energy Production Company (EPC), a public company, and Bass became a wholly-owned subsidiary of EPC (see Note 2). The management of Bass became the management of the combined company. Concurrent with the transaction, the Company changed its name to FieldPoint Petroleum Corporation and declared a 75 to 1 reverse stock split. Although EPC is the acquiring entity for legal purposes, Bass was considered the acquirer for accounting purposes, and the financial statements of the combined company reflect the historical accounts of Bass and include the operations of EPC beginning May 22, 1997. However, because EPC is the acquiring entity for legal purposes, all stockholders' equity information in the accompanying financial statements and footnotes has been restated to conform to EPC's capital structure. The Company changed its name to FieldPoint Petroleum Corporation following the share exchange with EPC.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Producing Operations
     --------------------------------
     The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. Any impaired amounts are charged to expense. The Company had no impaired unproved properties as of December 31, 1998.

     Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $152,093 and $111,820 for the years ended December 31, 1998 and 1997, respectively.

     Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Oil and gas revenue payable represents amounts due to third party revenue interest owners for their share of oil and gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and gas sales and records the related oil and gas sales receivable.

     Other Property
     --------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $17,230 and $13,412 for the years ended December 31, 1998 and 1997, respectively.

     Earnings (Loss) Per Share
     -------------------------
     Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share takes common stock equivalents (such as options and warrants) into consideration. As of December 31, 1998, the Company had outstanding options for 455,000 shares of common stock which are not included in the dilutive calculation of earnings (loss) per share as the effect would be antidilutive.

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

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Reclassifications
     -----------------
     Certain reclassifications have been made to conform the December 31, 1997 financial statements to the presentation in 1998. The reclassifications had no effect on net income.

2.   ACQUISITION OF ENERGY PRODUCTION COMPANY
     ----------------------------------------

     In May 1997, Bass acquired an 81% interest in EPC, an inactive public company. Bass acquired approximately 54% of EPC from EPC's controlling shareholder for $45,000 as well as an additional ownership interest in EPC in the form of 44,300,000 newly-issued common shares, in exchange for two oil and gas properties with a cost basis of $23,500, and $5,000 in cash. The $45,000 cash payment was charged against operations during the year ended December 31, 1997 as EPC had no identifiable assets at the time of acquisition.

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

     From 1980 to 1986, EPC was engaged in the acquisition, development and operations of oil and gas properties. In December 1986, EPC began to divest its remaining oil and gas assets and operations and was relatively inactive since that time with no significant operating revenues or operations. Since 1986, the only assets of EPC have been cash and related party receivables. EPC had a substantial accumulated deficit as of the acquisition date.

     No pro forma financial statements have been prepared to reflect the results of operations as if EPC had been acquired at the beginning of the period, because EPC's operations were not material.

3.   ACQUISITION OF OIL AND GAS PROPERTIES
     --------------------------------------

     In February 1998, the Company acquired interests in certain producing properties in Texas for consideration of $190,000. The acquisition was financed with an extension of the Company's existing borrowing facility with a bank. The following unaudited proforma information is presented as if the interests in the property had been acquired at the beginning of the respective periods.
                                                      Year Ended December 31,
                                                     ------------------------
                                                        1998           1997
                                                     ----------      ---------
        Revenues                                     $  626,366      $ 861,326
        Net income (loss)                            $ (145,443)     $  53,083
        Net income (loss) per share                  $     (.03)     $     .01

4.   Related Party Transactions
     --------------------------

     During 1997, the Company acquired various oil and gas interests from its majority stockholder for $88,000.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1998, the Company had a liability to its majority stockholder of $15,000 for short-term, non-interest bearing operating expenses.

     In August 1994, the Company entered into a lease agreement with the majority stockholder of the Company to rent office space. The lease extended through July 31, 1997 and has continued thereafter on a month-to-month basis. The monthly rental was $750 until December 31, 1997 and $1,000 thereafter. Rent expense was $12,000 and $9,000 for the years ended December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company had notes payable to two stockholders in the amount of $220,000 as described in Note 5.

5.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 1998 and 1997 consisted of the following:


                                                                                     1998                1997
                                                                                     -----               ----

               Note payable to a bank,  interest at bank's  floating rate (8.75%
               at December 31, 1998), monthly payments of principal and interest
               of  $17,227,   until   maturity  in  June  2001.   This  note  is
               collateralized   by  certain  oil  and  gas   properties  and  is
               guaranteed by the majority stockholder of the Company.                $   470,601          $   375,000


               Note payable to a bank,  interest at bank's  floating rate (8.75%
               at December 31,  1998),  monthly  payments of principal of $3,788 plus accrued interest, until maturity in March 2001. This note is
               collateralized   by  certain  oil  and  gas   properties  and  is
               guaranteed by the majority stockholder of the Company.                    102,273                 -

               Unsecured  note payable to a  stockholder,  interest at the prime rate (8.75% at December 31, 1998), principal and accrued interest
               due at maturity in February 1999.                                         180,000                 -

               Unsecured  note payable to a  stockholder,  interest at the prime rate (8.75% at December 31, 1998), principal and accrued interest
               due at maturity in March 1999.                                             40,000                  -

               Note payable to a bank,  interest at 10.25%,  monthly payments of principal and interest of $493 until  maturity in December  2000.
               This note is collateralized by a truck.                                    10,668               15,209

               Note payable to a commercial  lender,  interest at 3.9%,  monthly payment of $214 of  principal  and  interest  until  maturity  in
               February  2002.  This note is collateralized by an automobile.              7,623                9,831

               Note payable to a commercial lender,  interest at 8.75%,  monthly payments of $420 of  principal  and  interest  until  maturity in
               October 2001. This note is collateralized by  a truck.                     12,405               16,381
                                                                                     -----------          -----------
                      Total                                                              823,570              416,421
                      Less current portion                                              (449,500)            (160,544)
                                                                                     -----------          -----------
                                                                                     $   374,070          $   255,877
                                                                                     ===========          ===========

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Maturities of long-term debt based on contractual requirements for the years ending December 31, 1999 through 2002 are as follows:



                          1999            $ 449,500
                          2000              246,237
                          2001              127,426
                          2002                  407
                                          ---------
                                          $ 823,570


6.    INCOME TAXES

     The Company's deferred tax assets and (liabilities) are composed of the following at December 31, 1998 and 1997:

                                                         DECEMBER 31,
                                                     --------------------
                                                      1998        1997
                                                     --------    --------
Deferred tax assets:
     Non-deductible acquisition cost                 $ 15,000    $ 17,000
     Other items                                        9,000      11,000
                                                     --------    --------
                                                       24,000      28,000
                                                     --------    --------
Deferred tax liabilities:
     Difference in bases of oil and gas properties    (11,000)    (28,000)
                                                     --------    --------

Net asset before valuation allowance                   13,000        --
Valuation allowance                                   (13,000)       --
                                                     --------    --------
     Net asset                                       $   --      $   --
                                                     ========    ========

7.   Stock Based Compensation
     ------------------------

     Stock Options
     -------------
     In 1997, the Company granted 600,000 non-qualified stock options to certain directors to purchase the Company's common stock at $0.10 per share. The options may be exercised from January 1, 1998 to December 31, 2001. The amounts and terms of the options were not affected by the reverse acquisition described in Note 2.

     In January 1998, the Company granted 5,000 non-qualified stock options to an officer. The options are exercisable at $0.88 per share until expiration in December 1999.

     In January 1998, the Company granted 50,000 non-qualified stock options to a consultant in exchange for services. The options are exercisable at $0.75 per share until expiration in December 1999. The fair market value of these options, as determined by the Black-Scholes option pricing model, of $9,732 was recorded as an expense during the year ended December 31, 1998.



                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of activity for the stock options granted for the years ended December 31, 1998 and 1997:


                                                         DECEMBER 31, 1998               DECEMBER 31, 1997
                                                  -----------------------------       ------------------------

                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                   Number              Exercise        Number         Exercise
                                                  of Shares            Price           of Shares        Price
                                                  ---------            --------        ---------      --------

    Outstanding, beginning of year                 600,000             $ 0.10            -                -

         Canceled or expired                          -                   -              -                -
         Granted                                    55,000             $ 0.76          600,000        $  0.10
         Exercised                                (200,000)            $ 0.10            -                -
                                                  --------             ------          -------        -------

    Outstanding and exercisable, end of year       455,000             $ 0.18          600,000        $  0.10
                                                  ========             ======          =======        =======

     If not previously exercised, options outstanding at December 31, 1998 will expire as follows:

                                                                                       Weighted
                                                                                       Average
                                                                       Number          Exercise
                                                                       of Shares        Price
                                                                       ---------       --------


                                      December 31, 1999                55,000          $  0.76
                                      December 31, 2001               400,000          $  0.10
                                                                      -------          -------
                                                           Total      455,000          $  0.18
                                                                      =======          =======

     Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock on the measurement date for the stock options granted during fiscal years 1998 and 1997.


                                                                1998                                1997
                                                   ------------------------------      -------------------------------
                                                   Number      Exercise     Fair       Number      Exercise      Fair
                                                   of Shares   Price        Value      of Shares   Price         Value


    Exercise price greater than market price        55,000      $ 0.76      $0.19       600,000    $ 0.10       $ 0.02
                                                   =======      ======      ======      =======    ======       ======


     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 1998 and 1997 income and earnings per share would have been changed to the pro forma amounts indicated below.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        1998             1997
                                                      ---------        ---------
        Net income (loss):
             As reported                              $(159,763)       $  23,983
             Pro forma                                 (160,676)       $  14,155
        Net income (loss) per common share:
             As reported                              $   (0.04)       $   0.01
             Pro forma                                $   (0.04)           *

     *   Less than $0.01 per share

     The estimated fair value of each officer and director option and warrant granted during fiscal year 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        1998             1997
                                                      ---------        ---------
        Expected volatility                            126.3%              0%
        Risk-free interest rate                          6.5%           6.13%
        Expected dividends                                  -               -
        Expected terms (in years)                           2               5

8.   ENVIRONMENTAL ISSUES
     --------------------

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

9.   COMMITMENTS
     -----------

     As of December 31, 1998, the Company has a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

     The Company has entered into a letter of intent to purchase certain working interests in unproved leasehold acreage in Oklahoma. The Company has given the seller a $40,000"good faith" earnest money deposit as of December 31, 1998. The Company is committed to fund the purchase of $485,000 of working interest by April 30, 1999 or lose $20,000 of the deposit and to fund the purchase of another $425,000 of working interest by June 30, 1999 or lose the remaining $20,000 of the deposit.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1998 and 1997 is adequate.

     The Company had the following concentrations in volume of oil and gas sales revenue:

                                Customer              1998          1997
                                                     ------        ------
                                   A                   45%           52%
                                   B                   17%           16%
                                   C                   21%           16%
                                   D                   13%           13%


     Additionally, the four customers above accounted for a total of 88% and 97%
     of  accrued  oil  and  gas  sales  as  of  December   31,  1998  and  1997,
     respectively.

11.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                     1998              1997
                                                                     -----             ----

      Costs incurred in oil and gas producing activities:
           Acquisition of unproved properties                     $ 180,000          $    -
           Acquisition of proved properties                         237,537           176,517
                                                                  ---------          --------








                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------

                                         Total costs incurred     $ 417,537          $176,517
                                                                  =========          ========


      Net capitalized costs related to oil and gas producing activities:
           Unproved leasehold costs                               $ 180,000          $    -

           Proved leasehold costs                                   1,288,036          1,050,499
           Less accumulated depletion and depreciation              (460,268)           (308,175)
                                                                  ----------         -----------
                                Net oil and gas property costs    $1,007,768         $   742,324
                                                                  ==========         ===========

     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                                       Oil              Gas
                                                                     (Barrels)         (MCF)
                                                                     ---------       ---------
      Balance, January 1, 1997                                       152,514          453,873
      Purchase of minerals in place                                   48,258          151,594
      Revisions of previous estimates                                 17,121         (101,067)
      Production                                                     (25,846)         (67,683)
                                                                   ---------         --------
      Balance, December 31, 1997                                     192,047          436,717

      Purchase of minerals in place                                   40,559          238,020
      Revisions of previous estimates                                (50,742)         (96,663)
      Production                                                     (28,788)         (89,127)
                                                                  ----------         --------
      Balance, December 31, 1998                                     153,076          488,947
                                                                  ==========         ========


     The foregoing reserves are all classified as proved developed at December 31, 1998 and 1997. Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

12.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     --------------------------------------------------------------------

     The standardized measure of discounted future net cash flows at December 31, 1998 and 1997, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.



                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        YEAR ENDED DECEMBER 31,
                                                                      ----------------------------
                                                                        1998              1997
                                                                      -----------     ------------


      Future cash inflows                                             $ 2,386,000     $  4,426,000
      Future development and production costs                          (1,660,000)      (2,447,000)
                                                                      -----------     ------------
      Future net cash flows, before income tax                            726,000        1,979,000
      Future income taxes                                                  (8,000)        (420,000)
                                                                      -----------     ------------
      Future net cash flows                                               718,000        1,559,000
      10% annual discount                                                (195,000)        (565,000)
                                                                      -----------     ------------
      Standardized measure of discounted future net cash flows        $   523,000     $    994,000
                                                                      ==========      ============



     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                        1998              1997
                                                                     -----------     ------------

      Sales of oil and gas produced, net of production costs          $ (168,000)     $ (367,000)
      Purchase of minerals in place                                      192,000         356,000
      Net changes in prices and production costs                        (742,000)        (88,000)
      Revisions and other                                               (153,000)         44,000
      Accretion of discount                                              100,000          97,000
      Net change in income taxes                                         300,000         (20,000)
                                                                     -----------     -----------
           Net change                                                   (471,000)         22,000
      Balance, beginning of year                                         994,000         972,000
                                                                     -----------     -----------
      Balance, end of year                                           $   523,000     $   994,000
                                                                     ===========     ===========

4.       SUBSEQUENT EVENTS

     Management is attempting a private placement of 1,466,667 equity units during February to April 1999. Each unit consists of one share of the Company's common stock and one Class A warrant which entitles the holder to purchase one share of the Company's common stock at $1.25 until expiration three years from the effective date of the offering. Each unit is offered for $.75 with a minimum investment of 30,000 units. For the offering to break escrow, the Company must raise a minimum of $400,000. The maximum offering is $1,100,000.