Form 10QSB
period 1999-03-31
FIELDPOINT PETROLEUM CORP
filed 1999-04-30
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to ______.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of April 30, 1999, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 5,166,959.

Transitional Small Business Disclosure Format (Check one):
                                                Yes   No X




PART I
Item 1. Condensed Consolidated Financial Statements

                                          FieldPoint Petroleum Corporation
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       ASSETS
                                                                                March 31,     December 31,
                                                                                   1999          1998
                                                                               ------------   ------------
CURRENT ASSETS:                                                                 (unaudited)


  Cash                                                                         $    85,735    $     1,375
         Trading securities                                                          2,880          2,880
  Accounts receivable:
         Due from investor                                                            --            9,000
         Oil and gas sales                                                          58,198         50,026
         Joint interest billings, less allowance for doubtful
              accounts of $20,000                                                   76,459         67,225
  Income taxes recoverable                                                          52,200         48,000
  Prepaid expenses                                                                   2,535          2,535
                                                                               -----------    -----------
                  Total current assets                                             278,007        181,041
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Unproved leasehold costs                                                     --          180,000
Proved leasehold costs                                                           1,296,950      1,115,176
         Lease and well equipment                                                  176,321        172,860
  Furniture and equipment                                                           31,432         31,432
  Transportation equipment                                                          74,945         74,945
  Less accumulated depletion and depreciation                                     (559,258)      (523,258)
                                                                               -----------    -----------
                  Net property and equipment                                     1,020,390      1,051,155
EARNEST MONEY DEPOSIT                                                               40,000         40,000
OTHER ASSETS                                                                        16,815         16,815
                                                                               -----------    -----------
                  Total assets                                                 $ 1,355,212    $ 1,289,011
                                                                               ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                            $   242,788    $   449,500
  Accounts payable and accrued expenses                                            128,385        128,347
  Oil and gas revenues payable                                                      66,969         62,538
  Due to related party                                                              20,000         15,000
                                                                               -----------    -----------
Total current liabilities                                                          458,142        655,385
LONG-TERM DEBT, net of current portion                                             315,058        374,070
COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorised;
 5,166,759 and 4,613,259 shares issued and outstanding,
     respectively                                                                   51,667         46,132
  Additional paid-in capital                                                       457,943        117,723
  Treasury stock, 205,000 and 210,000 shares, at cost                               (2,050)        (2,100)
  Retained earnings                                                                 74,452         97,801
                                                                               -----------    -----------
                  Total stockholders' equity                                       582,012        259,556
                                                                               -----------    -----------
                  Total liabilities and stockholders' equity                   $ 1,355,212    $ 1,289,011
                                                                               ===========    ===========


        See accompanying notes to these consolidated financial statements



                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    March 31,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
REVENUE:                                                  (unaudited)    (unaudited)


  Oil and gas sales                                       $    98,515    $   103,953
  Well operational and pumping fees                            33,143         46,658
                                                          -----------    -----------
Total revenue                                                 131,658        150,611

COSTS AND EXPENSES:
  Production expense                                           28,359         68,968
  Depletion and depreciation                                   36,000         30,750
  General and administrative                                   76,661         98,228
                                                          -----------    -----------
                  Total costs and expenses                    141,020        197,946

OTHER INCOME (EXPENSE):
  Interest income (expense), net                              (18,344)       (11,991)
  Miscellaneous                                                   157          4,578
                                                          -----------    -----------
                  Total other income (expense)                (18,187)        (7,413)
                                                          -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (27,549)       (54,748)
INCOME TAX BENEFIT (PROVISION) CURRENT                          4,200         15,300
                                                          -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                           (23,349)       (39,448)
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)                             (.01)          (.01)
                                                          -----------    -----------
                    WEIGHTED AVERAGE SHARES OUTSTANDING     4,661,937      4,413,259
                                                          ===========    ===========




        See accompanying notes to these consolidated financial statements



                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        March 31,
                                                                  ------------------------
                                                                    1999         1998
                                                                  -----------  -----------
                                                                  (unaudited)  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                               $ (23,349)   $ (39,448)
  Adjustments to reconcile to net cash by operating activities:
      Depletion and depreciation                                     36,000       30,750
      Options issued for services                                      --          9,732
  Changes in assets and liabilities:
      Accounts receivable                                            (8,406)      (3,879)
      Income taxes recoverable                                       (4,200)     (15,300)
      Prepaid expenses and other assets                                --           (900)
      Accounts payable and accrued expenses                              38       (5,924)
      Oil and gas revenues payable                                    4,431       (2,467)
      Due to related party                                            5,000         --
                                                                  ---------    ---------
         Net cash (used) provided by operating activities             9,514      (27,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                 (5,235)    (202,250)
  Purchase of furniture and equipment                                  --           (390)
  Decrease (increase) in restricted cash                               --         14,000
                                                                  ---------    ---------
         Net cash used by investing activities                       (5,235)    (188,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         --        250,000
  Repayments of long-term debt                                     (265,724)     (40,260)
  Proceeds from sales of common stock, net of offering fees         338,633         --
  Proceeds from sales of treasury stock                               7,172         --
                                                                  ---------    ---------

         Net cash provided by financing activities                   80,081      209,380
                                                                  ---------    ---------



NET INCREASE (DECREASE) IN CASH                                      84,360       (6,696)

CASH, beginning of the period                                         1,375       48,457
                                                                  ---------    ---------

CASH, end of the period                                           $  85,735    $  41,761
                                                                  =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                        $  18,344    $  12,675
                                                                  =========    =========
  Cash paid during the period for income taxes                         --           --
                                                                  =========    =========


       See accompanying notes to these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Nature of Business,  Organization  And Basis of Preparation And  Presentation
--------------------------------------------------------------------------------
FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, Texas, and Wyoming.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1998.


2. Stockholders Equity
----------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended March 31, 1998. The consultant exercised 20,000 options during the period ended March 31, 1999.

On March 25, 1999 the Company issued 533,500 shares of common stock through its ongoing unit offering priced at $0.75 per unit, each unit consist of one (1) share of common stock and one (1) class A warrant.

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities and from bank financing. During the period the Company began raising capital by selling stock through a Private placement. The Company categorises its operating expenses into the categories of production expenses and other expenses.

Comparison of three months ended March 31, 1999 to the three months ended March 31, 1998
--------------------------------------------------------------------------------

Results of Operations

Revenues decreased 13% or $18,953 to $131,658 for the three month period ended March 31, 1999 from the comparable 1998 period. This was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 12% on a BOE basis. Average oil sales prices decreased 24% to $10.41 for the period ended March 31, 1999 compared to $13.68 for the period ended March 31, 1998. Average gas sales prices decreased 6% to $1.24 for the three-month period ended March 31, 1999 compared to $1.32 for the period ended March 31, 1998.

Production expenses decreased 59% or $40,609 to $28,359 for the three month period ended March 31, 1999 from the comparable 1998 period, this was primarily due to expenses related to repairing a casing leak on the Wyoming property's Elkhorn #16 injection well during the 1998 period. Depletion and depreciation increased slightly due to the purchase of additional oil and gas properties, and related equipment. General and administrative overhead cost decreased 22% or $21,567 to $76,661 for the three-month period ended March 31, 1999 from the three-month period ended March 31, 1998. This was attributable to a reduction in legal fees booked during the 1999 period and cost related to an option granted during the 1998 period pursuant to SFAS 123.

Liquidity and Capital Resources

Cash flow provided by operating activities was $9,514 for the three-month period ended March 31, 1999, as compared to $27,436 in cash flow used by operating activities in the 1998 period. The increase in cash from operating activities was primarily due to a lower net loss.

Cash flow used by investing activities was $5,235 in the period ended March 31, 1999, compared to $188,640 for March 31, 1997. This is primarily due to the purchase of additional oil and gas properties. Cash flow from financing activities was $80,081 for the period ended March 31, 1999, compared to $209,380 for the same period in 1998. This was due to the issuance of common stock, and increases in long-term debt offset by repayments of long-term debt.

The Company cannot predict how prices will vary during 1999 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

Impact of Year 2000

The Company is assessing the impact of the year 2000 issue on its operations, including the development and implemention of project plans and cost estimates required to make its information systems Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Company is a party to a lawsuit arising in the ordinary course of business. In the opinion of management, final judgement or settlement, if any, that may be awarded or entered into in connection with this suit would not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities
-----------------------------

SALE OF RESTRICTED SECURITIES. During the three months ended March 31, 1999, the Company sold approximately 18 Units, each Unit consisting of 30,000 shares of Common Stock and 30,000 Warrants to purchase Common Stock, at a purchase price of $22,500 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $1.25 per share until expiration in May 2002. In connection with such sales the Company paid cash commissions to W.B. McKee Securities, Inc. in the amount of $40,012.50.

With respect to these sales, the Company relied on Section 4 (2) of the Act, and Rule 501 and Rule 506 of Regulation D promulgated thereunder. The investors were given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements or Rule 501 and 506.


Item 3. Default Upon Senior Securities
--------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

The following Reports were filed by the Company on Form 8-K during the First Quarter of 1999:

a.   A report on Form 8-K filed on January  12,  1999  reporting  an event under
     Item 2. Acquisition or Disposition of Assets.








                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   4/30/99                   By:   /s/ Ray Reaves
                                      ------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer