Form 10QSB
period 1999-06-30
FIELDPOINT PETROLEUM CORP
filed 1999-08-12
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ____ to ____.

                         Commission file number: 0-9435




                        FieldPoint Petroleum Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                              84-0811034
         --------                                              ----------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)


        1703 Edelweiss Drive
        Cedar Park, Texas                                       78613
        ------------------------                              --------
        (Address of principal executive offices)             (Zip Code)


                                 (512) 250-8692
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1998, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 5,751,259.

Transitional Small Business Disclosure Format (Check one):
                                             Yes    No   X



PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  June 30,     December 31,
                                                                    1999         1998
                                                                -----------    ------------

CURRENT ASSETS:                                                 (unaudited)
  Cash                                                          $   123,177    $     1,375
         Trading securities                                           2,880          2,880
  Accounts receivable:
         Due from investor                                             --            9,000
         Oil and gas sales                                           85,337         50,026
         Joint interest billings, less allowance for doubtful
              accounts of $20,000                                    97,495         67,225
  Income tax recoverable                                              4,200         48,000
  Prepaid expenses                                                    2,535          2,535
                                                                -----------    -----------
                  Total current assets                              315,624        181,041
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Unproved leasehold costs                                      --          180,000

         Leasehold costs                                          2,142,044      1,115,176
         Lease and well equipment                                   336,951        172,860
  Furniture and equipment                                            31,432         31,432
  Transportation equipment                                           74,945         74,945
  Less accumulated depletion and depreciation                      (595,258)      (523,258)
                                                                -----------    -----------

                  Net property and equipment                      1,990,114      1,051,155
EARNEST MONEY DEPOSIT                                                  --           40,000
OTHER ASSETS                                                         16,815         16,815
                                                                -----------    -----------
                  Total assets                                  $ 2,322,553    $ 1,289,011
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                             $   591,754    $   449,500
  Accounts payable and accrued expenses                              90,252        128,347
  Oil and gas revenues payable                                       52,028         62,538
  Due to related party                                                5,000         15,000
                                                                -----------    -----------
                  Total current liabilities                         739,034        655,385
LONG-TERM DEBT, net of current portion                              649,556        374,070
COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized;
   5,659,259 and 4,613,259 shares issued and outstanding,
   respectively                                                      56,592         46,132
  Additional paid-in capital                                        795,346        117,723
  Retained earnings                                                  83,975         97,801
  Treasury stock, 195,000 and 210,000 shares, at cost                (1,950)        (2,100)
                                                                -----------    -----------
                  Total stockholders' equity                        933,963        259,556
                                                                -----------    -----------

                  Total liabilities and stockholders' equity    $ 2,322,553    $ 1,289,011
                                                                ===========    ===========



        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                     1999           1998
                                                 -----------    -----------
REVENUE:                                          (unaudited)    (unaudited)
  Oil and gas sales                              $   146,908    $   119,705
  Well operational and pumping fees                   32,806         46,381
  Other                                                 --             --
                                                 -----------    -----------
                  Total revenue                      179,714        166,086

COSTS AND EXPENSES:
  Production expense                                  58,953         56,713
  Depletion and depreciation                          36,000         31,331
  General and administrative                          87,651         80,485
                                                 -----------    -----------
                  Total costs and expenses           182,604        168,529
OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (12,091)       (14,647)
  Miscellaneous                                       24,504            946
                                                 -----------    -----------
                  Total other income (expense)        12,413        (13,701)
                                                 -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                      9,523        (16,144)
INCOME TAX BENEFIT (PROVISION) CURRENT                  --            4,700
                                                 -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                    9,523        (11,444)
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)                       *              *
                                                 -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                5,418,009      4,413,259
                                                 ===========    ===========


*        Less than $.01 per share.

        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Six Months Ended
                                                         June 30,
                                                --------------------------
                                                   1999           1998
                                                -----------    -----------
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                             $   245,423    $   223,658
  Well operational and pumping fees                  65,949         93,039
  Other                                                --             --
                                                -----------    -----------

                  Total revenue                     311,372        316,697

COSTS AND EXPENSES:
  Production expense                                 87,312        125,681
  Depletion and depreciation                         72,000         62,081
  General and administrative                        164,312        178,713
                                                -----------    -----------
                 Total costs and expenses           323,624        366,475

OTHER INCOME (EXPENSE):
  Interest income (expense), net                    (30,435)       (26,638)
  Miscellaneous                                      24,661          5,524
                                                -----------    -----------
                 Total other income (expense)        (5,774)       (21,114)
                                                -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (18,026)       (70,892)
 INCOME TAX BENEFIT (PROVISION) CURRENT               4,200         20,000
                                                -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                 (13,826)       (50,892)
BASIC AND DILUTED NET AND
COMPREHENSIVE INCOME (LOSS)                               *           (.01)
                                                -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING               5,141,259      4,413,259
                                                ===========    ===========

*  Less than $.01 per share.



        See accompanying notes to these consolidated financial statements



                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           June 30,
                                                                   --------------------------
                                                                       1999         1998
                                                                   -----------    -----------

                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   (13,826)   $   (50,892)
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                            72,000         62,081
  Stock compensation to consultant                                      20,750          9,732
  Changes in assets and liabilities:
         Accounts receivable                                           (56,581)       (17,361)
         Income tax recoverable                                         43,800        (20,000)
         Prepaid expenses and other assets                                --           (7,715)
         Accounts payable and accrued expenses                         (38,095)        12,144
         Oil and gas revenues payable                                  (10,510)        (4,379)
         Due to related party                                          (10,000)          --
                                                                   -----------    -----------
                Net cash (used) provided by operating activities         7,538        (16,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                                (1,010,959)      (224,331)
  Purchase of furniture and equipment                                     --             (772)
  Decrease in earnest money deposit                                     40,000           --
                                                                   -----------    -----------
               Net cash used by investing activities                  (970,959)      (225,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         760,000        375,000
  Repayments of long-term debt                                        (342,260)       (80,709)
  Proceeds from sales of common stock, net of offering fees            660,311           --
  Proceeds from sales of treasury stock                                  7,172           --
                                                                   -----------    -----------
               Net cash provided (used) by financing activities      1,085,223        294,291

NET INCREASE (DECREASE) IN CASH                                        121,802         52,798

CASH, beginning of the period                                            1,375         48,457
                                                                   -----------    -----------

CASH, end of the period                                            $   123,177    $   101,255
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                         $    30,922    $    27,416
                                                                   ===========    ===========
  Cash paid during the period for income taxes                            --             --
                                                                   ===========    ===========



       See accompanying notes to these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Nature of Business,  Organization  And Basis of Preparation And  Presentation
   -----------------------------------------------------------------------------
FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, Texas and Wyoming.

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


2. Acquisition of Working Interest in the state of Oklahoma
   --------------------------------------------------------
During the period ended June 30, 1999, the Company acquired a 25% working interest in certain leaseholds in the state of Oklahoma. A total purchase price of $993,579 was paid for the interest and related equipment. The leases currently have producing and non-producing oil and gas wells. The Company also purchased all equipment related to the wells on the leases from Pontotoc Production Inc. The entire purchase price was funded by proceeds from long term debt and sales of Common Stock.


3. Stockholders Equity
   -------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended June30, 1998. The consultant exercised 30,000 options during the period ended June 30, 1999. Also during the period the Company issued 17,500 shares of common stock and 10,000 shares of treasury stock to a consultant in lieu of cash for services rendered.

As of June 30, 1999 the Company issued 998,500 shares of common stock through its ongoing unit offering priced at $0.75 per unit, each unit consist of one (1) share of common stock and one (1) class A warrant.

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities, from bank financing and from the sale of common stock. The Company categorises its operating expenses into the categories of production expenses and other expenses. Due to lower cost associated with being a public company and additional workovers in the form of remedial repairs, the Company's net expenses for the period ended June 30, 1999 were lower than net expenses for the period ended June 30, 1998.

Comparison of three months ended June 30, 1999 to the three months ended June 30, 1998
--------------------------------------------------------------------------------

Results of Operations

Revenues increased 8% or $13,628 to $179,714 for the three month period ended June 30, 1999 from the comparable 1998 period, this was due to the overall increase in the average price received for oil and gas sales and the acquisition of the Oklahoma properties in May 1999. Production volumes increased 20% on a BOE basis. Average oil sales prices increased 26% to $15.08 for the period ended June 30, 1999 compared to $12.00 for the period ended June 30, 1998. Average gas sales prices remained relatively stable at $1.54 for the three month period ended June 30, 1999 compared to $1.58 (revised) for the period ended June 30, 1998.

Production expenses increased 4% or $2,240 to $58,953 for the three month period ended June 30, 1999 from the comparable 1998 period, this was primarily due to additional workovers in the form of remedial repairs. Depletion and depreciation increased slightly due to the purchase of additional oil and gas properties and related equipment during the period ended June 30, 1999 compared to the 1998 period. General and administrative overhead cost increased 9% or $7,166 to $87,651 for the three month period ended June 30, 1999 from the three month period ended June 30, 1998. This was primarily due to costs associated with evaluating acquisitions and consulting fees.

Net other income for the three months ended June 30, 1999 was $12,413 compared to an expense of $13,701 for the 1998 period. This decrease was primarily due to an increase in miscellaneous income in 1999.

Comparison of six months ended June 30, 1999 to the six months ended
June 30, 1998
--------------------------------------------------------------------------------

Results of Operations

Revenues decreased 2% or $5,327 to $311,372 for the six month period ended June 30, 1999 from the comparable 1998 period due to the overall decrease in well operational and pumping fees offset by an increase in oil and gas sales. The primary reason for the decrease in fees is the Company has purchased additional working interest in the Serbin field from other working interest owners.
Production volumes increased 17% on a BOE basis. Average oil sales prices remained relatively stable at $12.93 for the period ended June 30, 1999 compared to $13.04 (revised) for the period ended June 30, 1998. Average gas sales prices decreased 12% to $1.36 for the six month period ended June 30, 1999 compared to $1.55 (revised) for the period ended June 30, 1998.

Production expenses decreased 30% or $38,369 to $87,312 for the six month period ended June 30, 1999 from the comparable 1998 period, this was primarily due to a reduction in expenses related to additional workovers in the form of remedial repairs. Depletion and depreciation increased 15% to $72,000, this was due to the purchase of leasehold and related equipment during the period ended June 30, 1999 compared to the 1998 period. General and administrative overhead cost decreased 8% or $14,401 to $164,312 for the six month period ended June 30, 1999 from the six month period ended June 30, 1998. This was attributable to lower legal fees and cost associated with evaluating acquisitions.

Net other expenses for the six months ended June 30, 1999 was $5,774 compared to $21,114 for the comparable 1998 period. The decreased was primarily due to an increase in miscellaneous income during 1999.

Liquidity and Capital Resources

Cash flow provided by operating activities was $7,538 for the six month period ended June 30, 1999, as compared to $16,390 in cash flow used by operating activities in the 1998 period. The increase in cash from operating activities was primarily due to recovery of income tax in 1999.

Cash flow used by investing activities was $970,959 in the period ended June 30, 1999, compared to $225,103 for June 30, 1998. This is primarily due to the purchase of additional oil and gas properties. Cash flow from financing activities was $1,085,223 for the period ended June 30, 1999, compared to a use of $294,291 for the same period in 1998. This was due to increases in long-term debt and proceeds from the sale of common stock in 1999.

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

Item 2.  Changes in Securities
------------------------------

SALE OF RESTRICTED SECURITIES. During the three months ended June 30, 1999, the Company sold approximately 15.5 Units, each Unit consisting of 30,000 shares of Common Stock and 30,000 Warrants to purchase Common Stock, at a purchase price of $22,500 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $1.25 per share until expiration in year 2002. In connection with such sales the Company paid cash commissions to W.B.
McKee Securities, Inc. in the amount of $32,625.

With respect to these sales, the Company relied on Section 4 (2) of the Act, and Rule 501 and Rule 506 of Regulation D promulgated thereunder. The investors were given a copy of a Private Placement Memorandum containing information concerning the Company, a form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 501 and 506.

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

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The following Reports were filed by the Company on Form 8-K during the Second Quarter of 1998:

a.   A report on Form 8-K/A filed on May 14, 1999  reporting an event under Item
     2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.



                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.



Date:   7/12/99               By: /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer