Form 10QSB
period 1999-09-30
FIELDPOINT PETROLEUM CORP
filed 1999-11-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to _________

         Commission file number: 0-9435


                        FieldPoint Petroleum Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

     Colorado                                           84-0811034
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     1703 Edelweiss Drive
     Cedar Park, Texas                                  78613
     --------------------                               -----
     (Address of principal executive offices)           (Zip Code)


                                 (512) 250-8692
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 31, 1999, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 6,249,959.

Transitional Small Business Disclosure Format (Check one):
                                     Yes      No   X



PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                         September 30,   December 31,
                                                                              1999            1998
                                                                         -------------   ------------
CURRENT ASSETS:                                                            (unaudited)


  Cash                                                                   $    260,218    $      1,375
                     Trading securities                                         2,880           2,880
  Accounts receivable:
         Due from investor                                                       --             9,000
         Oil and gas sales                                                    125,363          50,026
         Joint interest billings, allowance for doubtful
              accounts of $20,000 respectively                                105,366          67,225
  Taxes recoverable                                                              --            48,000
  Prepaid expenses                                                              2,535           2,535
                                                                         ------------    ------------
                  Total current assets                                        496,362         181,041
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Unproved leasehold costs                                                --           180,000
         Leasehold costs                                                    2,337,987       1,115,176
         Lease and well equipment                                             348,384         172,860
  Furniture and equipment                                                      31,780          31,432
  Transportation equipment                                                     74,945          74,945
  Less accumulated depletion and depreciation                                (631,258)       (523,258)
                                                                         ------------    ------------
                  Net property and equipment                                2,161,838       1,051,155
EARNEST MONEY DEPOSIT                                                            --            40,000
OTHER ASSETS                                                                   28,065          16,815
                                                                         ------------    ------------
                  Total assets                                           $  2,686,265    $  1,289,011
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                      $    524,702    $    449,500
  Accounts payable and accrued expenses                                        77,747         128,347
  Oil and gas revenues payable                                                 59,500          62,538
  Due to related party                                                          1,200          15,000
                                                                         ------------    ------------
                  Total current liabilities                                   663,149         655,385
LONG-TERM DEBT, net of current portion                                        674,013         374,070
COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized;
  6,249,959 and 4,613,259 shares issued and outstanding,
     respectively                                                              62,499          46,132
  Additional paid-in capital                                                1,169,880         117,723
  Retained earnings                                                           117,974          97,801
  Treasury stock, 125,000 shares of common stock                               (1,250)         (2,100)
                                                                         ------------    ------------
                  Total stockholders' equity                                1,349,103         259,556
                                                                         ------------    ------------
                  Total liabilities and stockholders' equity             $  2,686,265    $  1,289,011
                                                                         ============    ============


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     For The Three Months Ended
                                                             September 30,
                                                     ---------------------------
                                                        1999            1998

REVENUE:                                              (unaudited)    (unaudited)
  Oil and gas sales                                  $   248,677    $   111,747
  Well operational and pumping fees                       32,759         36,380
  Other                                                     --             --
                                                     -----------    -----------
Total revenue                                            281,436        148,127

COSTS AND EXPENSES:
  Production expense                                      96,103         58,422
  Depletion and depreciation                              36,000         30,169
  General and administrative                              81,246         88,529
                                                     -----------    -----------
                  Total costs and expenses               213,349        177,120

OTHER INCOME (EXPENSE):
  Interest income (expense), net                         (27,933)       (15,094)
  Miscellaneous                                               45            (59)
                                                     -----------    -----------
                  Total other income (expense)           (27,888)       (15,153)


INCOME (LOSS) BEFORE INCOME TAXES                         40,199        (44,146)
INCOME TAX (PROVISION) BENEFIT CURRENT                    (6,200)         6,000
                                                     -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                       33,999        (38,146)
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)                 $       *      $      (.01)
                                                     -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                    5,832,709      4,613,259
                                                     ===========    ===========


* Less than $.01


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                      For The Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         1999           1998

REVENUE:                                              (unaudited)    (unaudited)
  Oil and gas sales                                  $   494,100    $   335,405
  Well operational and pumping fees                       98,708        129,419
                                                     -----------    -----------
                  Total revenue                          592,808        464,824

COSTS AND EXPENSES:
  Production expense                                     183,415        184,103
  Depletion and depreciation                             108,000         92,250
  General and administrative                             245,558        267,242
                                                     -----------    -----------
                  Total costs and expenses               536,973        543,595

OTHER INCOME (EXPENSE):
  Interest income (expense), net                         (58,368)       (41,732)
  Miscellaneous                                           24,706          5,465
                                                     -----------    -----------
                  Total other income (expense)           (33,662)       (36,267)
                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                         22,173       (115,038)
INCOME TAX (PROVISION) BENEFIT CURRENT                    (2,000)        26,000
                                                     -----------    -----------
NET AND COMPREHENSIVE INCOME (LOSS)                       20,173        (89,038)
BASIC AND DILUTED NET AND
         COMPREHENSIVE INCOME (LOSS)                 $      *              (.02)
                                                     -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                    5,717,076      4,613,259
                                                     ===========    ===========

* Less than $.01



        See accompanying notes to these consolidated financial statements




                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      September 30,
                                                              ---------------------------
                                                                  1999           1998
                                                               (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    20,173    $   (89,038)
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                      108,000         92,250
  Stock Compensations to Consultant                                41,450          9,732
  Changes in assets and liabilities:
         Accounts receivable                                     (104,478)        (3,446)
Taxes recoverable                                                  48,000        (26,000)
         Prepaid expenses and other assets                        (11,250)        (7,715)
         Accounts payable and accrued expenses                    (50,600)        (7,247)
         Oil and gas revenues payable                              (3,038)       (10,589)
Payable to related party                                          (13,800)          --
                                                              -----------    -----------
   Net cash provided (used)  by operating activities               34,457        (42,053)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                           (1,218,335)      (234,662)
  Purchase of furniture and equipment                                (348)          (865)
  Decrease in restricted cash                                        --           10,000
  Decrease in earnest money deposit                                40,000           --
                                                              -----------    -----------
            Net cash used by investing activities              (1,178,683)      (225,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                  1,110,000        375,000
  Repayments of long-term debt                                   (734,855)      (133,560)
  Proceeds from exercise of stock option                           46,000          1,000
  Proceeds from sales of common stock, net of offering fees       931,019           --
  Proceeds from sale of treasury stock                             50,905           --
                                                              -----------    -----------
            Net cash provided by financing activities           1,403,069        242,440
                                                              -----------    -----------


NET INCREASE (DECREASE) IN CASH                                   258,843        (25,140)

CASH, beginning of the period                                       1,375         48,457
                                                              -----------    -----------

CASH, end of the period                                       $   260,218    $    23,317
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                    $    59,202    $    43,789
                                                              ===========    ===========
  Cash paid during the period for income taxes                       --             --
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


2.   Acquisition of Working Interest in Oklahoma
     -------------------------------------------
During the period ended September 30, 1999, the Company acquired a 25% working interest in certain leaseholds in the state of Oklahoma. A total price of $1,368,000 was paid for the interest and related equipment of which, $180,000 was paid during the year ended December 31, 1998. The leases currently have producing and non-producing oil and gas wells. The Company also purchased all equipment related to the wells on the leases from Pontotoc Production, Inc. The entire purchase price was funded by proceeds from long term debt and sales of Common Stock.


3.   Stockholders Equity
     -------------------
On January 1, 1998, the Company granted 50,000 options to purchase the Company's common stock at $0.75 per share to a public relations consultant. The options expire, if unused, on December 31, 1999. The value of the option at the date of grant, as calculated pursuant to SFAS 123, of $9,732 is included in general and administrative expenses for the quarter ended September 30, 1998. During the period ended September 30, 1998 a former board member exercised an option to acquire 10,000 shares of the Company's common stock. During the period ended September 30, 1999 the president exercised options to acquire 60,000 shares, also during the period ended September 30, 1999 a director exercised options to acquire 25,000 shares. The public relations consultant exercised all 50,000 options during the period ended September 30, 1999. Also during the period the Company issued 35,000 of common and 10,000 shares of treasury stock to a consultant in lieu of cash for services rendered.

As of September 30, 1999 the Company issued 1,466,666 shares of common stock through its unit offering priced at $.75 per unit, each unit consist of one (1) share of common stock and one (1) class A warrant.

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities, bank financing, and the recently completed equity offering. The Company categorises its operating expenses into the categories of production expenses and other expenses.

Comparison of three months ended September 30, 1999 to the three months ended September 30, 1998
--------------------------------------------------------------------------------

Results of Operations

Revenues increased 90% or $133,309 to $281,436 for the three month period ended September 30, 1999 from the comparable 1998 period, this was due to the overall increase in the average price received for oil and gas sales. Production volumes increased 33% on a BOE basis. Average oil sales prices increased 74% to $20.15 for the period ended September 30, 1999 compared to $11.55 for the period ended September 30, 1998. Average gas sales prices increased 46% to $2.10 for the period ended September 30, 1999 compared to $1.44 for the period ended September 30, 1998.

Production expenses increased 64% or $37,681 to $96,103 for the three month period ended September 30, 1999 from the comparable 1998 period, this was primarily due to additional workovers in the form of remedial repairs and acquisition of producing oil and gas properties during period. Depletion and depreciation increased 19% or $5,831 to $36,000 this was primarily due to the purchase of additional oil and gas properties and related equipment during the period ended September 30, 1999 compared to the 1998 period. General and administrative overhead cost decreased 8% or $7,283 to $81,246 for the three month period ended September 30, 1999 from the comparable 1998 period. This was attributable to lower legal and engineering fees related to research of possible acquisitions.

Comparison of nine months ended September 30, 1999 to the nine months ended September 30, 1998
--------------------------------------------------------------------------------

Results of Operations

Revenues increased 27% or $127,984 to $592,808 for the nine month period ended September 30, 1999 from the comparable 1998 period, this was due to the overall increase in the average price received for oil and gas sales. Production volumes increased 22% on a BOE basis. Average oil sales prices increased 27% to $15.96 for the period ended September 30, 1999 compared to $12.49 for the period ended September 30, 1998. Average gas sales prices increased 7% to $1.67 for the nine month period ended September 30, 1999 compared to $1.55 for the period ended September 30, 1998.

Production expenses decreased slightly for the nine month period ended September 30, 1999 from the comparable 1998 period, this was primarily due to lower contract engineering cost. Depletion and depreciation expense increased 17% to $108,000, this was due to the purchase of additional oil and gas properties and related equipment during the period ended September 30, 1999 compared to the 1998 period. General and administrative overhead cost decreased 8% or $21,684 to $245,558 for the nine month period ended September 30, 1999 from the nine month period ended September 30, 1998. This was attributable to lower legal and engineering fees related to research of possible acquisitions.

Net other expense for the nine months ended September 30, 1999 was $33,662 compared to $36,267 for the comparable 1998 period. The decrease was primarily due to an increase in miscellaneous income which offset interest expense.

Liquidity and Capital Resources

Cash flow provided by operating activities was $34,457 for the nine month period ended September 30, 1999, as compared to $42,053 in cash flow used by operating activities in the 1998 period. The increase in cash from operating activities was primarily due to the net income in 1999.

Cash flow used by investing activities was $1,178,683 for the period ended September 30, 1999, compared to $225,527 for the period ended September 30, 1998. This is primarily due to the purchase of additional oil and gas properties. Cash flow provided by financing activities was $1,403,069 for the period ended September 30, 1999, as compared to $242,440 provided by financing activities for the same period in 1998. This was due to increases in long-term debt and proceeds from sales of common stock during 1999.

The Company cannot predict how oil and gas prices will vary during 1999 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 2.  Changes in Securities

SALE OF RESTRICTED SECURITIES. During the three month ended September 30, 1999, the Company sold approximately 15.6 Units, each unit consisting of 30,000 shares of Common Stock and 30,000 Warrants to purchase Common Stock, at a purchase price of $22,500 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $1.25 per share until expiration in year 2002. In connection with such sales the Company paid cash commissions to W.B. McKee Securities, Inc. in the amount of $35,112.45.

With respect to these sales, the Company relied on Section 4 (2) of the Act, Rule 501 and 506 of Regulation D promulgated thereunder. The investors were given a copy of a Private Placement Memorandum containing information concerning the Company, a form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 501 and 506.

Item 3.  Default Upon Senior Securities
---------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The following Reports were filed by the Company on Form 8-K during the third Quarter of 1999:

     a.   A report on Form 8-K filed on July 6, 1999  reporting  an event  under
          Item 2. Acquisition or Disposition of Assets.

     b.   Exhibit 27 Financial Data Schedule


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   October 31, 1999      By: /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer