Form 10KSB
period 1999-12-31
FIELDPOINT PETROLEUM CORP
filed 2000-03-22
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the transition period from _______ to ________ .

                         Commission File Number: 0-9435

                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------

                 (Name of Small Business Issuer in Its Charter)
     Colorado                                                 84-0811034
     --------                                                 ----------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

         1703 Edelweiss Drive
         Cedar Park, Texas                                      78613
         -----------------                                     ------
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

Yes    X        No
    --------       --------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $917,810.

As of December 31, 1999, 6,331,925 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2000, was $5,297,053.

Documents Incorporated by Reference: None.

                                     PART I

ITEM 1- BUSINESS
        --------

General

FieldPoint Petroleum Corporation, (formerly Energy Production Company)a Colorado corporation (the "Company"), was formed on March 11, 1980, for the purpose of identifying, acquiring, and enhancing the production of mature oil and natural gas fields located primarily in the mid-continent and the Rocky Mountain region. From 1980 the Company was engaged in oil and gas operations, and beginning in December 1986, the Company divested all of its oil and gas assets and operations. Since December 1986, the Company was not engaged in any oil and gas operations until the completion of the reverse acquisition described below on December 31, 1997.

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

On January 11, 1999, the Company entered into an agreement with W.B.McKee Securities to act as placement agent in the selling of up to a maximum of 1,466,667 Units each consisting of one share of the Company's Common Stock and one common stock warrant, with its exercise price of $1.25, (the "Warrants"),on a "best efforts all or none" basis with respect to the first 533,333 Units (the "Minimum Offering"), and a "best efforts" basis with respect to the remaining 933,334 Units (the "Maximum Offering") at a purchase price of $.75 per Unit. Proceeds from the offering were used to fund the acquisition of certain oil and gas properties from Pontotoc Production, Inc. and for working capital.

Forward-Looking Statements

Certain statements contained in this document, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Operations

As of December 31, 1999, the Company had varying ownership interest in 304 gross productive wells (82.58 net) located in 3 states. The Company operates 59 of the 304 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $1000 per month as of December 31,1999.

Employees- As of March 15, 2000, the Company had 4 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES
       ----------

Principal Oil and Gas Interest

West Allen Field, Pontotoc County Oklahoma is a producing oil and gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a working interest in 52 leases or a total of 225 wells, the leases have multiple wellbores which the Company has plans to participate in the recompletion of behind pipe zones.

Giddings Field, Fayette County Texas is in the prolific Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the company acquired a 97% working interest in the Shade lease. The lease currently has 3 producing oil and gas wells with a daily production rate of approximately 120 Mcfe net to the Company. Oil and Gas are produced from the Austin chalk formation; the Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming. FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depth ranging in general from approximately 3,200 feet to approximately 4,000 feet.

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 73 producing oil and gas wells with a production rate for 1999 of approximately 70 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

                                               Oil and Gas Production
                                               ----------------------
Quantities                                 1999                     1998
                                           ----                     ----
         Oil (Bbls)                       33,120                   28,788
         Gas (Mcf)                       114,278                   89,127

Average Sales Price

         Oil ($/Bbl)                      $17.75                   $11.96
         Gas ($/Mcf)                       $1.74                    $1.50

Average Production Cost ($/BOE)            $6.00                    $6.31


The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 1999, purchases by each of four customers, Dorado Oil Company, Conoco, GPM Gas Corporation, and Pontotoc Production, Inc. represented more than 10% of the total Company revenues. Neither of these four customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the company's ownership as of December 31, 1999 of productive wells in the areas indicated.


                                Productive Wells
                                ----------------

                              Oil                                Gas
State                Gross1          Net2                Gross1         Net2
-----               --------        --------            --------     --------
Oklahoma               188           42.90               37           4.59
Texas                   69           28.29                7           3.8
Wyoming                  3            3                   -           -
                    --------        --------            --------     --------
         Total         260           74.19               44           8.39




Drilling Activity

The Company participated in drilling one well in Oklahoma in 1999, and drilled no wells in 1998.

Reserves

Please refer to Note 12 in the accompanying audited financial statements for a summary of the Company's reserves at 12/31/99 and 12/31/98.











--------------------
1 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
2 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 1999. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

                              Developed1                       Undeveloped2
State                   Gross3          Net4               Gross3         Net4
------                  ------         ------              ------        ------
Oklahoma                  7237            831                200             19
Texas                     1560            390               1360           1000
Wyoming                    200            200                400            400
                        ------         ------              ------        ------
         Total            8997           1421               1960           1419


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




------------------------
1 Developed acreage is acreage spaced for or assignable to productive wells.
2 Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed.
3 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
4 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

         FISCAL 1998                        CLOSING BID
         -----------
                                    HIGH                     LOW

First Quarter                      .8125                    .3750
Second Quarter                    1.5625                    .8125
Third Quarter                     1.7500                    .8125
Fourth Quarter                    1.3750                    .8750

         FISCAL 1999
         -----------
                                    HIGH                     LOW

First Quarter                     1.6250                   1.0000
Second Quarter                    1.6250                   1.1250
Third Quarter                     1.7500                   1.0312
Fourth Quarter                    1.8125                    .7500

At March 15, 2000, the approximate number of shareholders of record was 1,020. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 1999, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

On January 11, 1999, the Company entered into an agreement with W.B McKee Securities to act as placement agent in selling up to a maximum of 1,466,667 Units at a price of $0.75 per Unit, each Unit consisting of one share of the Company's Common Stock and one common stock warrant, with its exercise price of $1.25 (the "Warrant") the offering was fully subscribed and closed on September 30, 1999.

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

   Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998
   --------------------------------------------------------------------------

Results of Operation

Revenues increased 51% or $311,046 to $917,810 for the year ended December 31, 1999, from the comparable 1998 period. Oil production volumes increased by 15% at the same time the average price per barrel increased 48% during 1999 to $17.75 from the comparable 1998 period average price of $11.96 per barrel. Also in 1999, the gas production volume increased by 28% while the average price per Mcf was $1.74, a 16% increase from the 1998 comparable period. The increase in production volumes were primarily due to the acquisition of interest in the Pontotoc County properties in 1999.

                                                    Year Ended December 31,

                                                  1999                  1998
                                                 ---------            ------
Oil Production                                   33,120               28,788
Average Sales Price Per Bbl ($/Bbl)              $17.75               $11.96

Gas Production                                  114,278               89,127
Average Sales Price Per Mcf ($/Mcf)               $1.74                $1.50


Production expenses increased 14% or $37,916 to $313,435 for the year ended December 31, 1999, from the comparable 1998 period. The increase was due to cost associated with additional 1999 production offset by a decrease in workover expense incurred in 1999 as compared to 1998. Depletion and depreciation expense decreased 10% or $17,157 to $152,166 for the year ended December 31, 1999 from the comparable 1998 period. The decrease in depletion and depreciation was due to an increase in the value and life of the reserve base. General and administrative overhead cost remained relatively stable and decreased 1% or $2,554 to $309,712 for the 1999 period verses the comparable 1998 period.

Net other expenses for the year ended December 31, 1999, was $64,264 compared to net other expenses of $50,374 for 1998. This increase was primarily due to higher interest expense offset by miscellaneous income.

The Company's net income increased by $225,228 to income of $65,465 for the year ended December 31, 1999, from the comparable 1998 period. The increase in net income was primarily due to higher prices received for oil and gas sales and increases in production.





Liquidity and Capital Resources

Cash flow from operating activities was a $218,650 for the year ended December 31, 1999, compared to a negative $76,272 for the year ended December 31, 1998. The increase in cash flow from operating activities was primarily due to the increase in net income for the year ended December 31, 1999.

Cash flow used by investing activities was $1,282,264 in the period ended December 31, 1999, compared to $401,944 for December 31, 1998. This is primarily due to increased purchases of oil and gas properties in 1999. Cash flow from financing activities was $1,179,498 for the period ended December 31, 1999, compared to $431,134 for the same period in 1998. This was due to increases in long-term debt and proceeds from sale of common stock, which were used to fund purchases of oil and gas properties.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2000 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2000. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2000 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 1999. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.





Year 2000 Compliance

The Company has not encountered any negative impacts from the Year 2000 issue on its operations. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

ITEM 7-FINANCIAL STATEMENTS
       --------------------

The information required is included in this report as set forth in the "Index to Financial Statements."

                                   Index to Financial Statements
                                   -----------------------------

 Independent Auditor's Report                                     F-1
Consolidated Balance Sheets                                       F-2
Consolidated Statements of Operations                             F-3
Consolidated Statements of Stockholders' Equity                   F-4
Consolidated Statements of Cash Flows                             F-5
Notes to Consolidated Financial Statements                        F-6 - F-13
Supplemental Oil and Gas Information (Unaudited)                  F-13 - F-15

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
       DISCLOSURE
       ----------

None.
                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
       ------------------------------------------------------------------------
       WITH SECTION 16(a) OF THE EXCHANGE ACT
       --------------------------------------

(a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name                Age   Position with Company            Period Served
-----               ---   ---------------------            -------------
Ray D. Reaves       38    Director, President, Chairman,   May 1997-present
                          Chief Executive Officer

Roger D. Bryant     57    Director                        July 1997-present
Robert A. Manogue   75    Director                        July 1997-present
Donald H. Stevens   46    Director                        September 1999-present

Mr. Reaves, age 38, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present and as President of Field Point Inc., a private investment firm from October 1995.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 57, has been a Director of the Company since July 1997. From November 1994 to present, Bryant has been President of Canmax Corporation. From May 1993 to October 1994, Bryant was President of Network Data Corporation.

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

Robert A. Manogue, age 75, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

Donald H. Stevens, age 46, has been a Director of the Company since September 1999. Since August 1997 to present he has been Vice President and Treasurer of Forest Oil Corp. He served as Vice President of Corporate Relations for Barrett Resources Corp. from August 1992 until August 1997. He also served as Manager of Corporate and Tax planning for Kennecott Corp. from July 1989 until August 1992.

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

ITEM 10-EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's last two completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during the last two fiscal years.

                                                                    Long-Term
    Name and                                                        Compensation
Principal Position                Fiscal Year    Salary    Bonus     Options (#)
--------------------------------------------------------------------------------
 Ray D. Reaves                       1999       $90,000      --       --
 Chief Executive Officer             1998       $90,000      --       --
 and President

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 1999 and 1998, to the Company's Officers and Directors.

Name                       Options Granted (#)   Price ($/sh.)   Expiration Date
--------------------------------------------------------------------------------
Kelly Latz                       5,000             $.88              12/31/1999
     Corporate Secretary

Donald H. Stevens              100,000             $1.16             12/31/2001
      Director

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 1999 and information as of December 31, 1999, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of                       Amount and Nature
Beneficial Owner                  of Beneficial Owner           Percent of Class
----------------                  -------------------           ----------------
Bass Petroleum, Inc.                 117,500                         1.7%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Mildred Babich                       325,801                         4.8%
4225 Clear Lake
Ft. Worth, Texas 76109

Peter Babich                         323,490                         4.7%
3310 Parkside Rd.
Flint, Michigan 48503

The Delray Trust                     628,428                         9.2%
3606 Belle Grove
Sugar Land, Texas 77479

Ray D. Reaves                      2,679,125(1)                     39.5%
1703 Edelweiss Drive
Cedar Park, Texas 78613

----------------------
1 Includes (i) shares beneficially owned based on position with BPI; (ii) estimated shares received in Reverse Acquisition in exchange for common stock of BPI owned by Mr. Reaves; and (iii) 200,000 shares of Common Stock underlying an option granted to Mr. Reaves by BPI, which option has been assumed by the Company.

Robert A. Manogue                    389,277(2)                      5.7%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Roger D. Bryant                       94,000(3)                      1.3%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Donald H. Stevens                    100,000                         1.4%
1703 Edelweiss Drive
Cedar Park, Texas 78613

All Officers and Directors         3,262,90(2)                      48.2%
     as a Group (4 persons)

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

 The Company leases office space from its majority shareholder. The lease requires monthly payments of $1,000 on a month to month basis.

At December 31, 1998, the Company had a liability to its majority stockholder of $15,000 for short-term, non-interest bearing operating advances. This liability was repaid during 1999.

At December 31, 1999 and 1998, the Company had notes payable to stockholders in the amount of $16,000 and $220,000 respectively.

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

4.2 Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters



--------------------
2 Includes (i) shares owned by a partnership of which Mr. Manogue is a partner; and (ii) 100,000 shares of Common Stock underlying an option of BPI granted to Mr. Manogue by BPI, which option has been assumed by the Company.
3 Includes 100,000 shares of Common Stock underlying an option granted to Mr. Bryant.

4.3 Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters

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

         Date:    3/22/00
                  -------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:      /s/ Ray Reaves
                  ----------------------
                  Ray Reaves, President, Chief Executive Officer,
                  Director, Chairman, Chief Financial Officer

         Date:    3/22/00
                  -------

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

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
FieldPoint Petroleum Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Dallas, Texas
February 12, 2000


                        FIELDPOINT PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                                 1999           1998
                                                                                ------         -----

CURRENT ASSETS:

  Cash                                                                      $   117,259    $     1,375
  Trading securities                                                              2,880          2,880
  Accounts receivable:
       Due from investor                                                           --            9,000
       Oil and gas sales                                                        135,067         50,026
       Joint interest billings, less allowance for doubtful accounts
         of $40,753 and $20,000, respectively                                    84,906         67,225
   Income taxes recoverable                                                        --           48,000
   Prepaid expenses                                                               2,535          2,535
                                                                            -----------    -----------
                  Total current assets                                          342,647        181,041

PROPERTY AND EQUIPMENT:

   Oil and gas properties (successful efforts method):

      Unproved leasehold costs                                                     --          180,000
      Proved leasehold costs                                                  2,396,998      1,115,176
      Lease and well equipment                                                  351,425        172,860
   Furniture and equipment                                                       32,280         31,432
   Transportation equipment                                                      75,974         74,945
   Less accumulated depletion and  depreciation                                (675,424)      (523,258)
                                                                            -----------    -----------
                  Net property and equipment                                  2,181,253      1,051,155

OTHER ASSETS                                                                     25,981         56,815
                                                                            -----------    -----------
                           Total assets                                     $ 2,549,881    $ 1,289,011
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

   Current portion of long-term debt                                        $   409,132    $   449,500
   Accounts payable and accrued expenses                                        112,339        128,347
   Oil and gas revenues payable                                                  49,799         62,538
   Due to related party                                                            --           15,000
                                                                            -----------    -----------
                  Total current liabilities                                     571,270        655,385

LONG -TERM DEBT, net of current portion                                         559,462        374,070
DEFERRED INCOME TAXES                                                            15,954           --
COMMITMENT (Note 10)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized;
      6,331,925 and 4,613,259 shares issued and outstanding, respectively        63,319         46,132
   Additional paid-in capital                                                 1,177,785        117,723
   Treasury stock, 117,500 and 210,000 shares, at cost                           (1,175)        (2,100)
   Retained earnings                                                            163,266         97,801
                                                                            -----------    -----------
                  Total stockholders' equity                                  1,403,195        259,556
                                                                            -----------    -----------
                  Total liabilities and stockholders' equity                $ 2,549,881    $ 1,289,011
                                                                            ===========    ===========



              See accompanying notes to these financial statements.

                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           1999         1998
                                                        ---------    ---------
REVENUE:

   Oil and gas sales                                    $ 786,361    $ 443,448
   Well operational and pumping fees                      131,449      163,316
                                                        ---------    ---------
       Total revenue                                      917,810      606,764

COSTS AND EXPENSES:
   Production expense                                     313,435      275,519
   Depletion and depreciation                             152,166      169,323
   General and administrative                             309,712      312,266
                                                        ---------    ---------
       Total costs and expenses                           775,313      757,108
OTHER INCOME (EXPENSE):
   Interest expense, net                                  (83,826)     (56,351)
   Miscellaneous                                           19,562        5,977
       Total other income (expense)                       (64,264)     (50,374)
                                                        ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                          78,233     (200,718)
INCOME TAX BENEFIT (PROVISION):

   Current                                                   --         40,955
   Deferred                                               (12,768)        --
                                                        ---------    ---------
       Total income tax benefit (expense)                 (12,768)      40,955
                                                        ---------    ---------
NET INCOME (LOSS)                                       $  65,465    $(159,763)
                                                        =========    =========
EARNINGS (LOSS) PER SHARE - Basic and diluted           $     .01    $    (.04)
                                                        =========    =========



              See accompanying notes to these financial statements.


                        FIELDPOINT PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 1999




                                          Common Stock               Treasury Stock          Additional
                                   -------------------------   -------------------------      Paid-In      Retained
                                      Shares        Amount        Shares          Amount      Capital      Earnings       Total
                                   -----------   -----------   ----------     ----------    ----------    ----------    -----------

BALANCES, January 1, 1998            4,413,259   $    44,132         --       $     --      $   83,906    $  257,564    $   385,602

Record value of treasury shares           --            --        214,000         (2,140)        2,140          --             --
Issuance of options to consultant         --            --           --             --           9,732          --            9,732
Exercise of options by former
   director                            200,000         2,000         --             --          18,000          --           20,000
Sale of treasury stock                    --            --         (4,000)            40         3,945          --            3,985
Net loss for year                         --            --           --             --            --        (159,763)      (159,763)
                                   -----------   -----------   ----------     ----------    ----------    ----------    -----------
BALANCES, December 31, 1998          4,613,259        46,132      210,000         (2,100)      117,723        97,801        259,556

Proceeds from private placement,
   net of offering costs             1,466,666        14,667         --             --         916,353          --          931,020
Issuance of common stock and
   treasury stock to private
   placement consultants                80,000           800      (10,000)           100          (900)         --             --
Issuance of common stock to
   consultant                           35,000           350         --             --          41,150          --           41,500
Issuance of common stock to
   bridge lender                         2,000            20         --             --           2,180          --            2,200
Exercise of options                    135,000         1,350         --             --          44,650          --           46,000
Sales of treasury stock                   --            --        (82,500)           825        56,629          --           57,454
Net income for year                       --            --           --             --            --          65,465         65,465
                                   -----------   -----------   ----------     ----------    ----------    ----------    -----------

BALANCES, December 31, 1999          6,331,925   $    63,319      117,500     $   (1,175)   $1,177,785    $  163,266    $ 1,403,195
                                   ===========   ===========   ==========     ==========    ==========    ==========    ===========


              See accompanying notes to these financial statements.



                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                     --------------------------
                                                                         1999          1998
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                 $    65,465    $  (159,763)
   Adjustments to reconcile to net cash from operating activities:
       Depletion and depreciation                                        152,166        169,323
       Deferred income taxes                                              15,954           --
       Common stock and options issued for services                       43,700          9,732
   Changes in assets and liabilities:
       Accounts receivable                                               (93,722)         2,033
       Income taxes recoverable                                           48,000        (48,000)
       Prepaid expenses and other assets                                  30,834        (46,815)
       Accounts payable and accrued expenses                             (16,008)        17,092
       Oil and gas revenues payable                                      (12,739)       (33,974)
       Due to related party                                              (15,000)        15,000
       Other                                                                --             (900)
                                                                     -----------    -----------
            Net cash provided (used) by operating activities             218,650        (76,272)
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties                                (1,280,387)      (411,270)
   Purchase of furniture and equipment                                    (1,877)          (674)
   Decrease in restricted cash                                              --           10,000
                                                                     -----------    -----------
            Net cash used by investing activities                     (1,282,264)      (401,944)
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                          810,000        595,000
   Repayments of long-term debt                                         (664,976)      (187,851)
   Proceeds from sales of common stock, net of offering costs            977,020         20,000
   Proceeds from sales of treasury stock                                  57,454          3,985
                                                                     -----------    -----------
            Net cash provided by financing activities                  1,179,498        431,134
                                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                                          115,884        (47,082)

CASH, beginning of the year                                                1,375         48,457
                                                                     -----------    -----------
CASH, end of the year                                                $   117,259    $     1,375
                                                                     ===========    ===========
SUPPLEMENTAL INFORMATION:

   Cash paid during the year for interest                            $    85,941    $    58,462
                                                                     ===========    ===========
   Cash paid during the year for income taxes                        $      --      $     7,045
                                                                     ===========    ===========
   Oil and gas properties acquired for forgiveness of receivables    $      --      $     6,267
                                                                     ===========    ===========







              See accompanying notes to these financial statements.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, South-Central Texas and Wyoming as of December 31, 1999.

     Consolidation Policy
     --------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bass Petroleum, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

     Oil and Gas Producing Operations
     --------------------------------
     The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. Any impaired amounts are charged to expense. The Company had no impaired unproved properties as of December 31, 1999.

     Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $134,166 and $152,093 for the years ended December 31, 1999 and 1998, respectively.

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

     Oil and gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and gas sales and records the related oil and gas sales receivable.

     Other Property
     --------------

     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $18,000 and $17,230 for the years ended December 31, 1999 and 1998, respectively.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Stock-Based Compensation
     ------------------------
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock- Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.

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

     Reclassifications
     -----------------
     Certain reclassifications have been made to conform the December 31, 1998 financial statements to the presentation in 1999. The reclassifications had no effect on net income.

2.   ACQUISITION OF OIL AND GAS PROPERTIES
     -------------------------------------

     In February 1998, the Company acquired interests in certain producing properties in Texas for consideration of $190,000. The acquisition was financed with an extension of the Company's existing borrowing facility with a bank. The following unaudited proforma information is presented as if the interests in the property had been acquired on January 1, 1998.

                                               YEAR ENDED
                                            DECEMBER 31, 1998

Revenues                                       $   626,366
Net loss                                       $  (145,443)
Net loss per share                             $      (.03)


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April, June and July 1999, the Company acquired working interests in certain producing properties and leases in Oklahoma for $1,102,600. The acquisition was funded with $625,000 in new bank borrowings and $477,600 in cash. The following unaudited proforma information is presented as if the interests in the properties had been acquired at the beginning of the respective periods.

                                                        YEAR ENDED DECEMBER 31,

                                                         1999         1998
                                                        ------        -----
Revenue                                               $1,146,000      $931,000
Net income (loss)                                     $  141,000      $(23,000)
Net income (loss) per share                           $      .03      $   (.01)

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     At December 31, 1998, the Company had a liability to its majority stockholder of $15,000 for short-term, non- interest bearing operating expenses. This liability was repaid during 1999.

     The Company leases office space from its majority stockholder. Rent expense for this lease was $12,000 for each of the years ended December 31, 1999 and 1998.

     At  December  31,  1999  and  1998,   the  Company  had  notes  payable  to
     stockholders in the amount of $16,000 and $220,000 as described in Note 4.

4.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                                    1999                1998
                                                                                 ----------           ----------

Note payable to a bank,  interest at the bank's floating rate (9.75% at December
  31,  1999),  monthly  payments of  principal  and  interest of $17,227,  until maturity  in June 2001.  This note is  collateralized  by certain  oil and gas
  properties and is guaranteed by the majority stockholder of the Company.       $  299,703           $ 470,601

Note payable to a bank,  interest at the bank's floating rate (9.75% at December
  31,  1999),  monthly  payments of principal  of $3,788 plus accrued  interest, until maturity in March 2001. This note is  collateralized  by certain oil and
  gas properties and is guaranteed by the majority stockholder of the Company.       56,818              102,273

Note payable to a bank,  interest at the bank's floating rate (9.75% at December
  31,  1999),  monthly  payments of principal of $10,417 plus accrued  interest, until maturity in August 2003. This note is  collateralized by certain oil and
  gas properties and is guaranteed by the majority stockholder of the Company.      458,333                    -

Note payable to a bank,  interest at the bank's floating rate (9.75% at December
  31,  1999),  monthly  payments of principal  of $1,786 plus accrued  interest, until maturity in June 2005.  This note is  collateralized  by certain oil and
  gas properties and is guaranteed by the majority stockholder of the Company.      117,857                    -






                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    1999                1998
                                                                                 ----------           ----------
Unsecured note payable to a stockholder,  interest at the prime rate,  principal
  and accrued interest due at maturity in February 1999.                                  -              180,000

Unsecured note payable to a stockholder,  interest at the prime rate,  principal
  and accrued interest due at maturity in March 1999.                                     -               40,000

Unsecured  note payable to a  stockholder,  interest at the prime rate (9.75% at
  December 31, 1999), principal and accrued interest due upon demand.                16,000                    -

Other notes payable collateralized by vehicles.                                      19,883               30,696
                                                                                 ----------           ----------

              Total                                                                 968,594              823,570
              Less current portion                                                 (409,132)            (449,500)
                                                                                 ----------           ----------
                                                                                 $  559,462           $  374,070
                                                                                 ==========           ==========
     Maturities  of  long-term  debt for the  years  ending  December  31 are as follows:

                  2000                      $   409,132
                  2001                          275,049
                  2002                          147,039
                  2003                          104,753
                  2004                           21,432
               Thereafter                        11,189
                                            -----------
                                            $   968,594
                                            ===========

5.   INCOME TAXES
     ------------
     The difference between the Company's  effective federal income tax rate and the statutory  federal income tax rate in the years ended December 31, 1999 and 1998  primarily  results  from  the  effect  of  graduated  income  tax brackets.

     The Company's deferred tax assets (liabilities) are composed of the following :

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                   1999                 1998
                                                                                 ---------            ---------
Deferred tax assets:
     Non-deductible acquisition cost                                             $  13,000            $  15,000
     Net operating loss carryforwards                                               13,000                    -
     Other items                                                                     1,000                9,000
                                                                                 ---------            ---------
                                                                                    27,000               24,000
Deferred tax liabilities:
     Difference in bases of oil and gas properties                                 (42,954)             (11,000)
                                                                                 ---------            ---------

Net asset (liability) before valuation allowance                                   (15,954)              13,000
Valuation allowance                                                                      -              (13,000)
                                                                                 ---------            ---------
     Net asset (liability)                                                       $ (15,954)           $       -
                                                                                 =========            =========






                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   EARNINGS PER SHARE

     Basic earnings  (loss) per share is computed based on the weighted  average number of shares of common  stock  outstanding  during the period.  Diluted earnings (loss) per share takes common stock  equivalents  (such as options
     and  warrants  into  consideration.   The  following  table  sets  for  the
     computation of basic and diluted earnings per share:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1999                  1998
                                                                                 ----------           ----------
  Net income (loss)                                                              $   65,465           $ (159,763)
                                                                                 ----------           ----------

  Numerator for basic and diluted earnings per share                                 65,465             (159,763)

Denominator:
  Denominator for basic earnings per share - weighted
     average shares                                                               5,568,811            4,211,592

Effect of dilutive securities:
  Director stock options                                                            296,928                   -
  Warrants                                                                           75,359                   -
                                                                                 ----------           ----------
Dilutive potential common shares                                                    372,287                   -
                                                                                 ----------           ----------


  Denominator for diluted earnings per share -adjusted
     weighted-average shares                                                      5,941,098            4,211,592
                                                                                 ==========           ==========

  Basic earnings per share                                                       $     0.01           $    (0.04)
                                                                                 ==========           ==========

  Diluted earnings per share                                                     $     0.01           $    (0.04)
                                                                                 ==========           ==========

     For additional disclosures regarding the employee stock options and the warrants, see Note 7. The net effect of converting stock options and warrants to purchase 1,881,666 shares of common stock at exercise prices less than the average market prices has been included in the computation of diluted earnings per share for the year ended December 31, 1999. As of December 31, 1998, the Company had outstanding options for 455,000 shares of common stock, which are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

7.   STOCK BASED COMPENSATION
     ------------------------

     Stock Options
     -------------
     In January 1998, the Company granted 5,000 non-qualified stock options to an officer, which were exercisable at $0.88 per share. These options expired unexercised on December 31, 1999.

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



                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In August 1999, the Company granted 100,000 non-qualified stock options to a director to purchase the Company's common stock at $1.16 per share, which was greater than the quoted market price on the date of grant. The options may be exercised from January 1, 2000 to December 31, 2002.

     SFAS 123 Disclosures

     The following is a summary of activity for the stock options granted for the years ended December 31, 1999 and 1998:

                                                       DECEMBER 31, 1999            DECEMBER 31, 1998
                                                  --------------------------     -------------------------

                                                                  Weighted                       Weighted
                                                                   Average                       Average
                                                       Number     Exercise         Number        Exercise
                                                     of Shares      Price         of Shares       Price

Outstanding, beginning of year                        455,000    $      0.18        600,000     $     0.10

     Canceled or expired                              (5,000)    $      0.88              -             -

     Granted                                          100,000    $      1.16         55,000     $     0.76

     Exercised                                      (135,000)    $      0.34       (200,000)    $     0.10
                                                  ----------     -----------      ---------     ----------

Outstanding, end of year                             415,000     $      0.36        455,000     $     0.18
                                                  ==========     ===========      =========     ==========
Exercisable, end of year                             315,000     $      0.10        455,000     $     0.18
                                                  ==========     ===========      =========     ==========

     If not previously exercised, options outstanding at December 31, 1999 will expire as follows:

                                                                                  Weighted
                                                                                   Average
                                                                 Number           Exercise
                                                               of Shares           Price
                                                               ---------          --------
                December 31, 2001                                315,000          $  0.10
                December 31, 2002                                100,000             1.16
                                                                 -------          -------
                                                  Total          415,000          $  0.36
                                                                 =======          =======

     Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal years 1999 and 1998. The exercise price exceeded the market price at the measurement date for each option.

                                                          1999                                    1998
                                          -----------------------------------     -----------------------------------
                                           Number       Exercise       Fair         Number       Exercise       Fair
                                          of Shares      Price         Value      of Shares       Price         Value
                                          ---------     -------       -------     ---------      -------       ------
     Exercise price greater than
     market price                           100,000     $  1.16       $  0.77        55,000      $  0.76      $  0.19

     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------

     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 1999 and 1998 income and earnings per share would have been changed to the pro forma amounts indicated below.

                                                      1999          1998
                                                    ---------     ---------
Net income (loss):
     As reported                                    $  65,465     $(159,763)
     Pro forma                                          1,006      (160,676)
Net income (loss) per common share:

     As reported                                    $    0.01     $   (0.04)
     Pro forma                                      $       *     $   (0.04)

     *   Less than $0.01 per share

     The estimated fair value of each officer and director option granted during fiscal year 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1999           1998
                                                    ---------      ---------
Expected volatility                                    104.7%         126.3%
Risk-free interest rate                                 5.88%           6.5%
Expected dividends                                         -              -
Expected terms (in years)                                  3              2

8.   STOCKHOLDERS' EQUITY
     --------------------
     During 1999, the Company closed a private placement of its common stock and redeemable common stock purchase warrants. The Company sold 1,466,666 equity units for $0.75 per unit. Each unit consisted of one share of common stock and one redeemable Class A common stock purchase warrant with an exercise price of $1.25. Proceeds from the offering totaled $931,020, net of approximately $168,980 of associated commissions and offering expenses.

     The warrants are exercisable during a three-year period commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering the warrants. The warrants have not been registered as of December 31, 1999. The warrants are redeemable by the Company at $0.01 per warrant if the public trading price of the Company's common stock equals or exceeds 150% of the exercise price of the warrants for twenty consecutive days. The warrants were not redeemed as of December 31, 1999.

9.   ENVIRONMENTAL ISSUES
     --------------------

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

                        FIELDPOINT PETROLEUM CORPORATION

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

10.  COMMITMENT
     ----------

     As of December 31, 1999 and 1998, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
     --------------------------------------------------------------------

     The Company's financial instruments are cash, amounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long- term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 1999 and 1998 is adequate.

     The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:

             Customer                    1999           1998
             --------                    ----           ----
                 A                       45%            45%
                 B                       14%            17%
                 C                       17%            21%
                 D                       14%             -

     Additionally, the four customers above accounted for a total of 85% and 88%
     of  accrued  oil  and  gas  sales  as  of  December   31,  1999  and  1998,
     respectively.

12.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                         1999              1998
                                                                                      -----------       -----------

Costs incurred in oil and gas producing activities:

     Acquisition of unproved properties                                               $         -       $   180,000
     Acquisition of proved properties                                                   1,137,062           237,537
     Development costs                                                                    143,325                 -
                                                                                      -----------       -----------
                          Total costs incurred                                        $ 1,280,387       $   417,537
                                                                                      ===========       ===========

Net capitalized costs related to oil and gas producing activities:

     Unproved leasehold costs                                                         $         -       $   180,000
     Proved leasehold costs                                                             2,748,423         1,288,036
     Less accumulated depletion and depreciation                                         (594,434)         (460,268)
                                                                                      -----------       -----------
                          Net oil and gas property costs                              $ 2,153,989       $ 1,007,768
                                                                                      ===========       ===========

     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                                                           Oil               Gas
                                                                                        (Barrels)           (MCF)
                                                                                        -----------     ------------

Balance, January 1, 1998                                                                  192,047           436,717
Purchase of minerals in place                                                              40,559           238,020
Revisions of previous estimates                                                           (50,742)          (96,663)
Production                                                                                (28,788)          (89,127)
                                                                                        -----------     ------------
Balance, December 31, 1998                                                                153,076           488,947

Purchase of minerals in place                                                             436,330         1,580,342
Revisions of previous estimates                                                            56,086           166,582
Production                                                                                (33,120)         (114,278)
                                                                                        -----------     ------------
Balance, December 31, 1999                                                                612,372         2,121,593
                                                                                        ===========     ============

Proved developed reserves, December 31, 1999                                              549,203         2,076,403
                                                                                        ===========     ============
Proved developed reserves, December 31, 1998                                              153,076           488,947
                                                                                        ===========     ============


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



                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     --------------------------------------------------------------------

     The  standardized  measure of discounted  future net cash flows at December
     31, 1999 and 1998, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                       1999               1998
                                                                                 --------------       --------------

Future cash inflows                                                              $  17,316,000        $  2,386,000
Future development and production costs                                             (6,442,000)         (1,660,000)
                                                                                 --------------       --------------
Future net cash flows, before income tax                                            10,874,000             726,000
Future income taxes                                                                 (3,117,000)             (8,000)
                                                                                 --------------       --------------
Future net cash flows                                                                7,757,000             718,000
10% annual discount                                                                 (3,056,000)           (195,000)
                                                                                 --------------       --------------
Standardized measure of discounted future net cash flows                         $   4,701,000        $    523,000
                                                                                 ==============       =============

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   1999                  1998
                                                                                 --------------       --------------
Sales of oil and gas produced, net of production costs                           $    (473,000)       $   (168,000)
Purchase of minerals in place                                                        5,101,000              192,000
Net changes in prices and production costs                                           1,288,000             (742,000)
Revisions and other                                                                    (56,000)            (153,000)
Accretion of discount                                                                   52,000              100,000
Net change in income taxes                                                          (1,734,000)             300,000
                                                                                 --------------       --------------
     Net change                                                                      4,178,000             (471,000)
Balance, beginning of year                                                             523,000              994,000
                                                                                 --------------       --------------
Balance, end of year                                                             $   4,701,000        $     523,000
                                                                                 ==============       ==============




                                  ************