Form 10QSB
period 2000-03-31
FIELDPOINT PETROLEUM CORP
filed 2000-05-08
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

[  ]     Transition  Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
         For the Transition Period from __________ to _________

         Commission file number: 0-9435


                        FieldPoint Petroleum Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                      84-0811034
 --------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


         1703 Edelweiss Drive
         Cedar Park, Texas                            78613
         --------------------                         -----
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

As of April 30, 2000, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 6,381,925.

Transitional Small Business Disclosure Format (Check one):
                                            Yes         No   X
                                               --------   ----




PART I

Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           March 31,     December 31,
                                                                            2000            1999
                                                                          -----------    -----------
CURRENT ASSETS:                                                            (unaudited)

----------------
  Cash                                                                    $   145,926    $   117,259
  Trading securities                                                            2,880          2,880
  Accounts receivable:

         Employee Advances                                                      7,500
         Oil and gas sales                                                    167,606        135,067
         Joint interest billings, less allowance for doubtful
              accounts of $74,192 and $71,192, respectively                    84,426         84,906
  Prepaid expenses                                                              2,535          2,535
                                                                          -----------    -----------
                  Total current assets                                        410,873        342,647
PROPERTY AND EQUIPMENT:

  Oil and gas properties (successful efforts method):
         Leasehold costs                                                    2,413,877      2,396,998
         Lease and well equipment                                             379,186        351,425
  Furniture and equipment                                                      32,497         32,280
  Transportation equipment                                                     75,974         75,974
  Less accumulated depletion and depreciation                                (714,424)      (675,424)
                                                                          -----------    -----------
                  Net property and equipment                                2,187,110      2,181,253

OTHER ASSETS                                                                   22,981         25,981
                                                                          -----------    -----------
                  Total assets                                            $ 2,620,964    $ 2,549,881
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                       $   375,611    $   409,132
  Accounts payable and accrued expenses                                       155,041        112,339
  Oil and gas revenues payable                                                 56,937         49,799
                                                                          -----------    -----------
                                    Total current liabilities                 587,589        571,270


LONG-TERM DEBT, net of current portion                                        497,098        559,462
DEFERRED INCOME TAXES                                                               0         15,954

COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized;
     6,381,925 and 6,331,925 shares issued and outstanding,
     respectively                                                              63,819         63,319
  Additional paid-in capital                                                1,182,285      1,177,785
  Treasury stock, 117,500 shares of common stock                               (1,175)        (1,175)
  Retained earnings                                                           291,348        163,266
                                                                          -----------    -----------
                  Total stockholders' equity                                1,536,277      1,403,195
                                                                          -----------    -----------
                  Total liabilities and stockholders' equity              $ 2,620,964    $ 2,549,881
                                                                          ===========    ===========


       See accompanying notes to these consolidated financial statements.

                        FieldPoint Petroleum Corporation
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 For The Three Months Ended
                                                          March 31,
                                                 --------------------------

                                                    2000           1999
                                                 -----------    -----------
REVENUE:                                         (unaudited)     (unaudited)

  Oil and gas sales                              $   328,500    $    98,515
  Well operational and pumping fees                   32,620         33,143
                                                 -----------    -----------
Total revenue                                        361,120        131,658

COSTS AND EXPENSES:

  Production expense                                 107,407         28,359
  Depletion and depreciation                          39,000         36,000
  General and administrative                          81,137         76,661
                                                 -----------    -----------
                  Total costs and expenses           227,544        141,020

OTHER INCOME (EXPENSE):

  Interest income (expense), net                     (21,448)       (18,344)
  Miscellaneous                                            0            157
                                                 -----------    -----------
                  Total other income (expense)       (21,448)       (18,187)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    112,128        (27,549)
INCOME TAX BENEFIT (PROVISION) DEFERRED               15,954          4,200
                                                 -----------    -----------
NET  INCOME (LOSS)                                   128,082        (23,349)
                                                 ===========    ===========


NET INCOME (LOSS) PER SHARE:

         BASIC                                   $      0.02    $     (0.01)
                                                 -----------    -----------

         DILUTED                                 $      0.02    $     (0.01)
                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

         BASIC                                     6,340,814      4,661,937
                                                 ===========    ===========
         DILUTED                                   6,733,132      4,661,937
                                                 ===========    ===========


       See accompanying notes to these consolidated financial statements.





                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For The Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                   2000          1999
                                                                 ---------     ---------
                                                                 (unaudited)   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                               $ 128,082    $ (23,349)

  Adjustments to reconcile to net cash by operating activities:

      Depletion and depreciation                                     39,000       36,000
       Deferred Income Tax Benefit                                  (15,954)        --
  Changes in assets and liabilities:
      Accounts receivable                                           (39,559)      (8,406)
      Income taxes recoverable                                         --         (4,200)
      Prepaid expenses and other assets                               3,000
      Accounts payable and accrued expenses                          42,702           38
      Oil and gas revenues payable                                    7,138        4,431
      Due to related party                                             --          5,000
                                                                  ---------    ---------
         Net cash provided by operating activities                  164,409        9,514

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of oil and gas properties                                (44,640)      (5,235)
  Purchase of furniture and equipment                                  (217)        --
                                                                  ---------    ---------
         Net cash used by investing activities                      (44,857)      (5,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                         --           --
  Repayments of long-term debt                                      (95,885)    (265,724)
  Proceeds from sales of common stock, net of offering fees           5,000      338,633

  Proceeds from sales of treasury stock                                --          7,172
                                                                  ---------    ---------
         Net cash (used) provided by financing activities           (90,885)      80,081
                                                                  ---------    ---------


NET INCREASE (DECREASE) IN CASH                                      28,667       84,360

CASH, beginning of the period                                       117,259        1,375
                                                                  ---------    ---------

CASH, end of the period                                           $ 145,926    $  85,735
                                                                  =========    =========


SUPPLEMENTAL INFORMATION:

  Cash paid during the period for interest                        $  21,448    $  12,675
                                                                  =========    =========
  Cash paid during the period for income taxes                         --           --
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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 1999.

2.   Stockholders Equity
     -------------------
During the period ended March 31, 2000 the president of the Company exercised options at $0.10 per share to acquire 50,000 shares of common stock.

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

Comparison of three months ended March 31, 2000 to the three months ended March 31, 1999
--------------------------------------------------------------------------

Results of Operations

Revenues increased 174% or $229,462 to $361,120 for the three month period ended March 31, 2000 from the comparable 1999 period. This was due to the overall increase in the average price received for oil and gas sales. Production volumes increased 34% on a BOE basis. Average oil sales prices increased 156% to $26.72 for the period ended March 31, 2000 compared to $10.41 for the period ended March 31, 1998. Average gas sales prices increased 85% to $2.30 for the three-month period ended March 31, 2000 compared to $1.24 for the period ended March 31, 1999.

Production expenses increased 278% or $79,048 to $107,407 for the three month period ended March 31, 2000 from the comparable 1999 period, this was primarily due to the acquisition of working interest in 185 wells in the state of Oklahoma and additional workovers in the form of remedial repairs. Depletion and depreciation increased 8% due to the purchase of additional oil and gas properties, and related equipment. General and administrative overhead cost increased 5% or $4,476 to $81,137 for the three-month period ended March 31, 2000 from the three-month period ended March 31, 1999. This was attributable to an increase in legal fees booked during the 2000 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $164,409 for the three-month period ended March 31, 2000, as compared to $9,514 in cash flow provided by operating activities in the 1999 period. The increase in cash from operating activities was primarily due to a higher net income.

Cash flow used by investing activities was $44,857 in the period ended March 31, 200, compared to $5,235 for March 31, 1999. This is primarily due to the purchase of additional oil and gas properties. Cash flow used by financing activities was $90,885 for the period ended March 31, 2000, compared to cash flow provided of $80,081 for the same period in 1999. This decrease was primarily due to the decreased proceeds from the sale of common stock for the three month period ended March 31, 2000.

Impact of Year 2000

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   5/08/99                     By:   /s/ Ray Reaves
                                          ------------------------------------
                                              Ray Reaves, Treasurer and
                                              Chief Financial Officer