Form 10QSB
period 2000-06-30
FIELDPOINT PETROLEUM CORP
filed 2000-07-31
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000

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


                                 (512) 250-8692
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 2000, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 6,581,925.

Transitional Small Business Disclosure Format (Check one):
                                            Yes         No   X
                                               --------   -------------




PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                          June 30,     December 31,
                                                                           2000           1999
                                                                        -----------    -----------

CURRENT ASSETS:                                                         (unaudited)
----------------
  Cash                                                                  $   175,999    $   117,259
  Trading securities                                                          2,880          2,880
  Accounts receivable:
         Advances                                                             7,500           --
         Oil and gas sales                                                  152,052        135,067
         Joint interest billings, less allowance for doubtful
              accounts of $74,192 and $71,192                                79,021         84,906
   Prepaid expenses                                                          54,535          2,535
                                                                        -----------    -----------
                  Total current assets                                      471,987        342,647
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Leasehold costs                                                  2,415,281      2,396,998
         Lease and well equipment                                           382,185        351,425
  Furniture and equipment                                                    32,497         32,280
  Transportation equipment                                                   75,974         75,974
  Less accumulated depletion and depreciation                              (753,424)      (675,424)
                                                                        -----------    -----------
                  Net property and equipment                              2,152,513      2,181,253

OTHER ASSETS                                                                230,981         25,981
                                                                        -----------    -----------
                  Total assets                                          $ 2,855,481    $ 2,549,881
                                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $   342,090    $   409,132
  Accounts payable and accrued expenses                                      85,666        112,339
  Oil and gas revenues payable                                               60,665         49,799
                                                                        -----------    -----------
                  Total current liabilities                                 488,421        571,270

LONG-TERM DEBT, net of current portion                                      434,148        559,462
DEFERRED INCOME TAXES                                                        10,397         15,954

COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized;
     6,581,925 and 6,331,925 shares issued and outstanding,
     respectively                                                            65,819         63,319
  Additional paid-in capital                                              1,444,285      1,177,785
  Treasury stock, 117,500 shares of common stock                             (1,175)        (1,175)
  Retained earnings                                                         413,586        163,266
                                                                        -----------    -----------
                  Total stockholders' equity                              1,922,515      1,403,195
                                                                        -----------    -----------
                  Total liabilities and stockholders' equity            $ 2,855,481    $ 2,549,881
                                                                        ===========    ===========

        See accompanying notes to these consolidated financial statements




                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                For the Three Months Ended
                                                                         June 30,
                                                                --------------------------

                                                                    1999           2000
                                                                -----------    -----------

REVENUE:                                                         (unaudited)   (unaudited)
  Oil and gas sales                                             $   340,842    $   146,908
  Well operational and pumping fees                                  32,045         32,806
                                                                -----------    -----------
                  Total revenue                                     372,887        179,714

COSTS AND EXPENSES:
  Production expense                                                119,105         58,953
  Depletion and depreciation                                         39,000         36,000
  General and administrative                                         62,585         87,651
                                                                -----------    -----------
                  Total costs and expenses                          220,690        182,604
 OTHER INCOME (EXPENSE):
  Interest expense, net                                             (19,676)       (12,091)
  Miscellaneous                                                         114         24,504
                                                                -----------    -----------
                  Total other income (expense)                      (19,562)        12,413
                                                                -----------    -----------
INCOME  BEFORE INCOME TAXES                                         132,635          9,523

INCOME TAX  PROVISION - DEFERRED                                    (10,397)          --
                                                                -----------    -----------

NET INCOME                                                          122,238          9,523
                                                                ===========    ===========
NET INCOME  PER SHARE
BASIC                                                           $      0.02           *
                                                                -----------    -----------
DILUTED                                                         $      0.02           *
                                                                ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC                                                             6,391,156      5,418,009
                                                                -----------    -----------

DILUTED                                                           7,049,728      5,418,009
                                                                ===========    ===========

*     Less than $.01 per share.

        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Six Months Ended
                                                          June 30,
                                                --------------------------
                                                    1999           2000
                                                -----------    -----------
REVENUE:                                         (unaudited)   (unaudited)
  Oil and gas sales                             $   669,342    $   245,423
  Well operational and pumping fees                  64,665         65,949
                                                -----------    -----------
                  Total revenue                     734,007        311,372

COSTS AND EXPENSES:
  Production expense                                226,512         87,312
  Depletion and depreciation                         78,000         72,000
  General and administrative                        143,722        164,312
                                                -----------    -----------
                  Total costs and expenses          448,234        323,624

OTHER INCOME (EXPENSE):
  Interest expense, net                             (41,124)       (30,435)
  Miscellaneous                                         114         24,661
                                                -----------    -----------
                 Total other income (expense)       (41,010)        (5,774)
                                                -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                   244,763        (18,026)
INCOME TAX BENEFIT - DEFERRED                         5,557          4,200
                                                -----------    -----------


NET INCOME (LOSS)                                   250,320        (13,826)
                                                ===========    ===========
NET INCOME (LOSS) PER SHARE
             BASIC                                    $0.04           *
                                                -----------    -----------
             DILUTED                                  $0.04           *
                                                ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
             BASIC                                6,366,124      5,141,259
                                                -----------    -----------

             DILUTED                              6,758,442      5,141,259
                                                ===========    ===========


* Less than $.01 per share.

        See accompanying notes to these consolidated financial statements




                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Six Months Ended
                                                                         June 30,
                                                               --------------------------
                                                                  2000            1999
                                                               -----------    -----------

                                                                (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   250,320    $   (13,826)
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                        78,000         72,000
  Deferred Tax Benefit                                              (5,557)          --
  Stock compensation to consultant                                    --           20,750
  Changes in assets and liabilities:
         Accounts receivable                                       (18,600)       (56,581)
         Income tax recoverable                                       --           43,800
         Prepaid expenses and other assets                           3,000           --
         Accounts payable and accrued expenses                     (26,673)       (38,095)
         Oil and gas revenues payable                               10,866        (10,510)
         Due to related party                                         --          (10,000)
                                                               -----------    -----------
                  Net cash  provided by operating activities       291,356          7,538

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                               (49,044)    (1,010,959)
  Purchase of furniture and equipment                                 (217)          --
  Decrease in earnest money deposit                                   --           40,000
                                                               -----------    -----------
               Net cash used by investing activities               (49,261)      (970,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        --          760,000
  Repayments of long-term debt                                    (192,355)      (342,260)
  Proceeds from sales of common stock, net of offering fees          9,000        660,311
  Proceeds from sales of treasury stock                               --            7,172
                                                               -----------    -----------
      Net cash provided (used) by financing activities            (183,355)     1,085,223

NET INCREASE  IN CASH                                               58,740        121,802

CASH, beginning of the period                                      117,259          1,375
                                                               -----------    -----------

CASH, end of the period                                        $   175,999    $   123,177
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


2.    Stockholders Equity
      -------------------
During the period ended June 30, 2000 the president of the Company exercised options at $0.10 per share to acquire 40,000 shares of common stock. Also during the period the Company issued 160,000 shares of common stock to a consultant in lieu of cash for services. The shares issued the consultant were recorded at the quoted value of the stock at the time of the transaction of $260,000. This amount will be amortized to expense beginning July 1, 2000 over the five year life of the contract.

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

Comparison  of  three months ended June 30, 2000 to  the three months ended
June 30, 1999
--------------------------------------------------------------------------------

Results of Operations

Revenues increased 107% or $193,173 to $372,887 for the three month period ended June 30, 2000 from the comparable 1999 period, this was due to the overall increase in the average price received for oil and gas sales and the acquisition of the Oklahoma properties in June 1999. Production volumes increased 20% on a BOE basis. Average oil sales prices increased 25% to $26.83 for the period ended June 30, 2000 compared to $15.59 (revised) for the period ended June 30, 1999. Average gas sales prices increased 58% to $2.44 for the three month period ended June 30, 2000 compared to $1.54 for the period ended June 30, 1999.

Production expenses increased 102% or $60,152 to $119,105 for the three month period ended June 30, 2000 from the comparable 1999 period, this was primarily due to the acquisition of working interest in 225 wells in the state of Oklahoma and additional workovers in the form of remedial repairs. Depletion and depreciation increased 8% due to the purchase of additional oil and gas properties and related equipment during the period ended June 30, 2000 compared to the 1999 period. General and administrative overhead cost decreased 29% or $25,066 to $62,585 for the three month period ended June 30, 2000 from the three month period ended June 30, 1999. This was primarily due to lower costs associated with evaluating acquisitions and consulting fees.

Net other Expense for the three months ended June 30, 2000 was $19,562 compared to income of $12,413 for the 1999 period. This decrease was primarily due to a decrease in miscellaneous income in 2000.

Comparison of six months ended June 30, 2000 to the six months ended June 30,
1999
-----------------------------------------------------------------------------

Results of Operations

Revenues increased 136% or $422,635 to $734,007 for the six month period ended June 30, 2000 from the comparable 1999 period due to the overall increase in oil and gas sales and the average price received for oil and gas sales. Production volumes increased 33% on a BOE basis. Average oil sales prices increased 105% to $26.78 for the period ended June 30, 2000 compared to $13.02 (revised) for the period ended June 30, 1999. Average gas sales prices decreased 69% to $2.30 for the six month period ended June 30, 1999 compared to $1.36 for the period ended June 30, 1999.

Production expenses increased 159% or $139,200 to $226,512 for the six month period ended June 30, 2000 from the comparable 1999 period, this was primarily due to the acquisition of working interest in 225 wells in the state of Oklahoma and additional workovers in the form of remedial repairs. Depletion and depreciation increased 8% to $78,000, this was due to the increase in leasehold and related equipment during the period ended June 30, 2000 compared to the 1999 period. General and administrative overhead cost decreased 13% or $20,590 to $143,722 for the six month period ended June 30, 2000 from the six month period ended June 30, 1999. This was attributable to lower consulting fees and cost associated with evaluating acquisitions.

Net other expenses for the six months ended June 30, 2000 was $41,010 compared to $5,774 for the comparable 1999 period. The decreased was primarily due to a decrease in miscellaneous income during 2000.





Liquidity and Capital Resources

Cash flow provided by operating activities was $291,356 for the six month period ended June 30, 2000, as compared to $7,538 in cash flow provided by operating activities in the 1999 period. The increase in cash from operating activities was primarily due to higher net income.

Cash flow used by investing activities was $49,261 in the period ended June 30, 2000, compared to $970,959 for June 30, 1999. This is primarily due to the purchase of additional oil and gas properties in 1999, without corresponding increases in 2000. Cash flow used by financing activities was $183,355 for the period ended June 30, 2000, compared to a cash flow provided of $1,085,223 for the same period in 1999.

This decrease was primarily due to the decreased proceeds from long-term debt and the sale of common stock for the six months period ended June 30, 2000.

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



Date:   7/28/2000            By:  /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer