Form 10QSB/A
period 2000-06-30
FIELDPOINT PETROLEUM CORP
filed 2000-08-08
CIK 316736

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

        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Six Months Ended
                                                          June 30,
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

Item 2.  Changes in Securities
------------------------------

ISSUANCE OF RESTRICTED SECURITIES. During the three months ended June 30, 2000, the Company issued 160,000 shares of Common Stock to a consultant in lieu of cash for services.

As to the issuance of the securities  identified  above, the Company relied upon
Section 4(2) of the Securities Act in claiming exemption from the registered requirement of the Securities Act.

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



Date:   8/8/2000            By:   /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer