Form 10QSB
period 2000-09-30
FIELDPOINT PETROLEUM CORP
filed 2000-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

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


                                 (512) 250-8692
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

As of October 31, 2000, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 6,995,925.

Transitional Small Business Disclosure Format (Check one):

                                 Yes    No X
                                    ---   ---



PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                September 30,   December 31,
                                                                     2000           1999
                                                                 -----------    -----------
CURRENT ASSETS:                                                  (unaudited)
---------------
   Cash                                                          $   426,281    $   117,259
   Trading securities                                                  2,880          2,880
   Accounts receivable:
       Advances                                                        7,500           --
       Oil and gas sales                                             164,467        135,067
       Joint interest billings, less allowance for doubtful
            accounts of $74,192 and $71,192 respectively              73,043         84,906
   Prepaid expenses                                                   54,534          2,535
                                                                 -----------    -----------
                  Total current assets                               728,705        342,647
PROPERTY AND EQUIPMENT:

   Oil and gas properties (successful efforts method):
       Leasehold costs                                             2,613,923      2,396,998
       Lease and well equipment                                      428,022        351,425
   Furniture and equipment                                            32,497         32,280
   Transportation equipment                                           75,974         75,974
   Less accumulated depletion and depreciation                      (793,005)      (675,424)
                                                                 -----------    -----------
                  Net property and equipment                       2,357,411      2,181,253
OTHER ASSETS
                  Total assets                                       218,459         25,981
                                                                 -----------    -----------
                                                                 $ 3,304,575    $ 2,549,881
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
--------------------
   Current portion of long-term debt                             $   284,817    $   409,132
   Accounts payable and accrued expenses                              43,638        112,339
   Oil and gas revenues payable                                       67,573         49,799
                                                                 -----------    -----------
                  Total current liabilities                          396,028        571,270

LONG-TERM DEBT, net of current portion                               360,348        559,462
DEFERRED INCOME TAXES                                                 44,000         15,954

COMMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized;
       6,995,925 and 6,331,925 shares issued and outstanding,
       respectively                                                   69,959         63,319
   Additional paid-in capital                                      1,904,627      1,177,785
   Treasury stock, 117,500 shares of common stock                     (1,175)        (1,175)
    Retained earnings                                                530,788        163,266
                                                                 -----------    -----------
                  Total stockholders' equity                       2,504,199      1,403,195
                                                                 -----------    -----------
                  Total liabilities and stockholders' equity     $ 3,304,575    $ 2,549,881
                                                                 ===========    ===========

        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Three Months Ended
                                                         September 30,
                                                     -------------------
                                                     2000           1999
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
REVENUE:
  Oil and gas sales                              $   383,942    $   248,677
  Well operational and pumping fees                   32,219         32,759
  Other                                                 --             --
                                                 -----------    -----------
                  Total revenue                      416,161        281,436

COSTS AND EXPENSES:

  Production expense                                 152,131         96,103
  Depletion and depreciation                          39,000         36,000
  General and administrative                          55,018         81,246
                                                 -----------    -----------
                  Total costs and expenses           246,149        213,349

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (21,545)       (27,933)
  Miscellaneous                                        7,897             45
                                                 -----------    -----------


                  Total other income (expense)       (13,648)       (27,888)
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           156,364         40,199

INCOME TAX (PROVISION)                               (39,160)        (6,200)
                                                 -----------    -----------

NET INCOME                                           117,204         33,999

BASIC AND DILUTED NET INCOME PER SHARE           $      0.02    $      *
                                                 -----------    -----------


WEIGHTED AVERAGE SHARES BASIC                      6,700,868      5,832,709
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES DILUTED                    6,968,793      5,839,888
                                                 ===========    ===========

* Less than $.01


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                     2000           1999
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
REVENUE:
  Oil and gas sales                              $ 1,053,284    $   494,100
  Well operational and pumping fees                   96,884         98,708
                                                 -----------    -----------
                  Total revenue                    1,150,168        592,808

COSTS AND EXPENSES:
  Production expense                                 378,644        183,415
  Depletion and depreciation                         117,000        108,000
  General and administrative                         204,297        245,558
                                                 -----------    -----------
                  Total costs and expenses           699,941        536,973

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (62,669)       (58,368)
  Miscellaneous                                        8,010         24,706
                                                 -----------    -----------
                  Total other income (expense)       (54,659)       (33,662)
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           395,568         22,173

INCOME TAX (PROVISION)                               (28,046)        (2,000)
                                                 -----------    -----------

NET AND COMPREHENSIVE INCOME                         367,522         20,173

BASIC NET INCOME PER SHARE                       $      0.06    $      *

DILUTED NET INCOME PER SHARE                     $      0.05    $      *
                                                 -----------    -----------

WEIGHTED AVERAGE SHARES BASIC                      6,478,932      5,717,076
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES DILUTED                    7,072,948      6,089,363
                                                 ===========    ===========



* Less than $.01



        See accompanying notes to these consolidated financial statements



                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     September 30,
                                                                  -------------------
                                                                  2000           1999
                                                              -----------    -----------
                                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   367,522    $    20,173
  Adjustments to reconcile to net cash
      Provided by operating activities:
  Depletion and depreciation                                      117,000        108,000
  Stock Compensation to Consultant                                 13,000         41,450
  Deferred Income Taxes                                            28,046           --
  Changes in assets and liabilities:
       Accounts receivable                                        (25,037)      (104,478)
       Taxes recoverable                                           48,000
       Prepaid expenses and other assets                            3,104        (11,250)
       Accounts payable and accrued expenses                      (68,701)       (50,600)
       Oil and gas revenues payable                                17,774         (3,038)
       Payable to related party                                      --          (13,800)
                                                              -----------    -----------
         Net cash provided (used) by operating activities         452,708         34,457


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                            (293,522)    (1,218,335)
  Purchase of furniture and equipment                                (217)          (348)
  Decrease in earnest money deposit                                  --           40,000
                                                              -----------    -----------
         Net cash used by investing activities                   (293,739)    (1,178,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       --        1,110,000
  Repayments of long-term debt                                   (323,429)      (734,855)
  Proceeds from exercise of stock options & warrants,
                                    Net of fees                   473,482         46,000
  Proceeds from sales of common stock, net of offering fees          --          931,019
  Proceeds from sale of treasury stock                               --           50,905
                                                              -----------    -----------
         Net cash provided by financing activities                150,053      1,403,069
                                                              -----------    -----------

NET INCREASE IN CASH                                              309,022        258,843

CASH, beginning of the period                                     117,259          1,375
                                                              -----------    -----------

CASH, end of the period                                       $   426,281    $   260,218
                                                              ===========    ===========

SUPPLEMENTAL INFORMATION:

  Cash paid during the period for interest                    $    63,817    $    59,202
                                                              ===========    ===========
  Cash paid during the period for income taxes                       --             --
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

2.  Stockholders Equity
    -------------------

During the period ended September 30, 2000, a board member exercised options at $.10 per share to acquire 25,000 shares of the Company's common stock. Also during the period, the Company issued 389,000 shares of common stock for the exercise of outstanding warrants at $1.25 per share, realizing net proceeds after commissions of $461,982.

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

Comparison  of three months ended  September  30, 2000 to the three months ended
--------------------------------------------------------------------------------
September 30, 1999
------------------

Results of Operations

Revenues increased 48% or $134,725 to $416,161 for the three month period ended September 30, 2000 from the comparable 1999 period, this was due primarily to the overall increase in the average price received for oil and gas sales. Production volumes increased 13% on a BOE basis. Average oil sales prices increased 45% to $29.35 for the period ended September 30, 2000 compared to $20.15 for the period ended September 30, 1999. Average gas sales prices increased 45% to $3.06 for the period ended September 30, 2000 compared to $2.10 for the period ended September 30, 1999.

Production expenses increased 59% or $56,028 to $152,131 for the three month period ended September 30, 2000 from the comparable 1999 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of producing oil and gas properties the company owns. Depletion and depreciation increased 8% or $3000 to $39,000 this was primarily due to the development of additional oil and gas properties resulting in increased production and related equipment during the period ended September 30, 2000 compared to the 1999 period. General and administrative overhead cost decreased 33% or $26,228 to $55,018 for the three month period ended September 30, 2000 from the comparable 1999 period. This was attributable to lower
salaries,legal,   and   engineering   fees   related  to  research  of  possible
acquisitions.

Net other expense for the three months ended September 30, 2000 was $13,648 compared to $27,888 for the 1999 period. This decrease was primarily due to an increase in miscellaneous income which offset interest expense.

Comparison  of nine months  ended  September  30, 2000 to the nine months  ended
--------------------------------------------------------------------------------
September 30, 1999
------------------

Results of Operations

Revenues increased 94% or $557,360 to $1,150,168 for the nine month period ended September 30, 2000 from the comparable 1999 period, this was due to the overall increase in the average price received for oil and gas sales. Production volumes increased 23% on a BOE basis. Average oil sales prices increased 74% to $27.51 for the period ended September 30, 2000 compared to $15.96 for the period ended September 30, 1999. Average gas sales prices increased 54% to $2.58 for the nine month period ended September 30, 2000 compared to $1.67 for the period ended September 30, 1999.

Production expenses increased 106% for the nine month period ended September 30, 2000 from the comparable 1999 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of oil and gas properties the company owns. Depletion and depreciation expense increased 8% to $117,000, this was due to the development of additional oil and gas properties resulting in increased production and related equipment during the period ended September 30, 2000 compared to the 1999 period. General and administrative overhead cost decreased 17% or $41,261 to $204,297 for the nine month period ended September 30, 2000 from the nine month period ended September 30, 1999. This was attributable to lower salaries,legal and engineering fees related to research of possible acquisitions.

Net other expense for the nine months ended September 30, 2000 was $54,659 compared to $33,662 for the comparable 1999 period. The increase was primarily due to a decrease in miscellaneous income which offset interest expense.

Liquidity and Capital Resources

Cash flow provided by operating activities was $452,708 for the nine month period ended September 30, 2000, as compared to $34,457 in cash flow used by operating activities in the 1999 period. The increase in cash from operating activities was primarily due to increased net income in 2000.

Cash flow used by investing activities was $293,739 for the period ended September 30, 2000, compared to $1,178,683 for the period ended September 30, 1999. This is primarily due to decreased purchases of oil and gas properties. Cash flow provided by financing activities was $150,053 for the period ended September 30, 2000, as compared to $1,403,069 provided by financing activities for the same period in 1999. This was due to repayment of existing long-term debt and the completion of common stock offering during 1999.

The Company cannot predict how oil and gas prices will vary during 2000 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

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

Item 2.  Changes in Securities
------------------------------

SALE OF RESTRICTED SECURITIES. During the three month ended September 30, 2000, the Company sold 389,000 shares of Common Stock after the exercise of warrants at $1.25 per share. The Company paid cash commissions to W.B. McKee Securities, Inc. in the amount of $24,313.25.
With respect to these sales, the Company relied on Section 4 (2) of the Securities Act.

Item 3.  Default Upon Senior Securities
---------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The following Reports were filed by the Company on Form 8-K during the third Quarter of 2000:

a.       None on Form 8-K
b.       10.1  Consulting   Agreement  dated  May  9,  2000  between  FieldPoint
         Petroleum Corp. and Parrish Brian & Co.
c.       Exhibit 27  Financial Data Schedule



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 2000         By:   /s/ Ray Reaves
                                    --------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer