Form 10KSB
period 2000-12-31
FIELDPOINT PETROLEUM CORP
filed 2001-04-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 2000.

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

Yes       X                No
    --------------            --------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $1,638,127.

As of December 31, 2000, 7,040,325 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 30, 2001, was $7,534,824.

Documents Incorporated by Reference: The Registrant hereby incoporates herein by reference the following documents.

Item 13. Exhibits

                                     PART I

ITEM 1- BUSINESS
        --------


General

FieldPoint Petroleum Corporation, a Colorado corporation (the "Company"), was formed on March 11, 1980, to acquire and enhance mature oil and natural gas field production in the mid-continent and the Rocky Mountain regions. Since 1980, The Company had engaged in oil and gas operations and, in 1986, divested all oil and gas assets and operations. From December 1986, until its reverse acquisition on December 31, 1997, The Company had not engaged in oil and gas operations.

Reverse Acquisition - On December 22,1997, The Company entered into an Agreement with Bass Petroleum, Inc., a Texas corporation ("BPI"), pursuant to which, on December 31, 1997, the Company acquired from the shareholders of BPI an aggregate of 8,655,625 shares of capital stock of BPI, in exchange for the issuance of 4,000,000 unregistered shares of the Company's common stock. The transaction was treated, for accounting purposes, as an acquisition of FieldPoint Petroleum Corporation by Bass Petroleum, Inc. On December 31,1997, the Company changed its name from Energy Production Company to FieldPoint Petroleum Corporation.

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

Operations

As of December 31, 2000, the Company had varying ownership interest in 338 gross productive wells (89.77 net) located in 3 states. The Company operates 59 of the 338 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $1000 per month as of December 31, 2000.

Employees- As of March 30, 2001, the Company had 4 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES
       ----------

Principal Oil and Gas Interest

Chickasha Field, Grady County Oklahoma is a waterflood project producing from the Medrano Sand. The Rush Springs Medrano Unit is located approximately sixty five miles southwest of Oklahoma City, Oklahoma. The Company has a 20.64% working interest in the unit which consist of 21 producing oil and gas wells and 11 water injection wells.

Hutt Wilcox Field, McMullen and Atascosa County Texas is an oil and gas field located approximately 60 miles south of San Antonio, Texas producing from the Wilcox sand. The Company has a working interest in 14 oil wells.

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and gas wells with a production rate for 2000 of approximately 60 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

                                           Oil and Gas Production
                                           ----------------------
                                             2000           1999
Quantities                                   ----           ----
         Oil (Bbls)                         37,769         33,120
         Gas (Mcf)                         143,172        114,278

Average Sales Price
         Oil ($/Bbl)                        $28.06         $17.75
         Gas ($/Mcf)                         $3.14          $1.74

Average Production Cost ($/BOE)              $8.88          $6.00

The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2000, purchases by each of five customers, Dorado Oil Company, Conoco, Plains Petroleum,GPM Gas Corporation, and Pontotoc Production, Inc. represented more than 10% of the total Company revenues. Neither of these five customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.


Productive Wells

The  table  below  sets  forth  certain  information   regarding  the  Company's
ownership, as of December 31, 2000, of productive wells in the areas indicated.

                                Productive Wells

                             Oil                           Gas
State               Gross1         Net2            Gross1         Net2
-----              -------       -------          -------       -------
Oklahoma               209         47.23               37          4.59

Texas                   82         31.15                7          3.8
Wyoming                  3          3                -              -
---------          -------       -------          -------       -------
     Total             294         81.38               44          8.39




Drilling Activity

The Company participated in drilling one well in Oklahoma in 2000, and drilled one well in 1999.



----------------
1 A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

2 A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

Reserves

Please refer to unaudited Note 12 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2000 and 1999.



Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 2000. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

                            Developed1                Undeveloped2
State                  Gross3          Net4      Gross3          Net4
-----                  -----         -----       -----         -----
Oklahoma                8906          1175         200            19
Texas                   2120           547        1360          1000
Wyoming                  200           200        2000          2000
-----------            -----         -----       -----         -----
       Total           11226          1922        1960          1419



ITEM 3-LEGAL PROCEEDINGS
       -----------------

None.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

None.



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

         FISCAL 1999                               CLOSING BID
         -----------                               -----------

                                             HIGH               LOW
                                             ----               ---
First Quarter                               1.6250            1.0000
Second Quarter                              1.6250            1.1250
Third Quarter                               1.7500            1.0312
Fourth Quarter                              1.8125             .7500

         FISCAL 2000
         -----------

                                             HIGH               LOW
                                             ----               ---
First Quarter                               2.0625             .6875
Second Quarter                              2.0000            1.1250
Third Quarter                               2.8400            1.5000
Fourth Quarter                              1.8125            1.0000

At March 30, 2001, the approximate number of shareholders of record was 1,130. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 2000, and December 1999 the Company issued the following securities without registration under the Securities Act of 1933, as amended.

On January 11, 1999, the Company entered into an agreement with W.B McKee Securities to act as placement agent in selling up to a maximum of 1,466,667 Units at a price of $0.75 per Unit, each Unit consisting of one share of the Company's Common Stock and one common stock warrant, with its exercise price of $1.25 (the "Warrant") the offering was fully subscribed and closed on September 30, 1999. The Company also issued a total of eighty thousand shares of restricted stock to two consultants in October 1999.

During the year ended December 31, 2000 the Company issued 433,400 shares of Common Stock upon the exercise of warrants associated the W.B. McKee Securities Unit offering.

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

   Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999
   --------------------------------------------------------------------------

Results of Operation

Revenues increased 78% or $720,317 to $1,638,127 for the year ended December 31, 2000, from the comparable 1999 period. Oil production volumes increased by 14% at the same time the average price per barrel increased 58% during 2000 to $28.06 from the comparable 1999 period average price of $17.75 per barrel. Also in 2000, the gas production volume increased by 25% while the average price per Mcf was $3.14, a 80% increase from the 1999 comparable period. The increase in production volumes were primarily due to the development of oil and gas wells in Oklahoma and Texas in 2000.

                                           Year Ended December 31,
                                           2000            1999
                                           -------         -------
Oil Production                              37,769          33,120
Average Sales Price Per Bbl ($/Bbl)         $28.06          $17.75

Gas Production                             143,172         114,278
Average Sales Price Per Mcf ($/Mcf)          $3.14           $1.74


Production expenses increased 74% or $234,011 to $547,446 for the year ended December 31, 2000, from the comparable 1999 period. The increase was due to cost associated with additional 2000 production, with increases in workover expense and remedial repairs incurred in 2000 as compared to 1999. Depletion and depreciation expense increased 17% or $25,685 to $177,851 for the year ended December 31, 2000 from the comparable 1999 period. The increase in depletion and depreciation was due to increases in oil and gas property cost offset by an increase in oil and gas reserves. General and administrative overhead cost remained relatively stable and increased 2% or $8,927 to $318,639 for the 2000 period verses the comparable 1999 period.

Net other expenses for the year ended December 31, 2000, was $63,454 compared to net other expenses of $64,264 for 1999. This increase was primarily due to lower interest expense offset by, a decrease in miscellaneous income.

The Company's net income increased by $335,816 to income of $401,281 for the year ended December 31, 2000, from the comparable 1999 period. The increase in net income was primarily due to higher prices received for oil and gas sales and increases in production.

Liquidity and Capital Resources

Cash flow from operating activities was $722,793 for the year ended December 31, 2000, compared to $218,650 for the year ended December 31, 1999. The increase in cash flow from operating activities was primarily due to the increase in net income for the year ended December 31, 2000.

Cash flow used by investing activities was $1,393,886 in the period ended December 31, 2000, compared to $1,282,264 for December 31, 1999. This is primarily due to increased purchases of oil and gas properties in 2000. Cash flow from financing activities was $1,203,373 for the period ended December 31, 2000, compared to $1,179,498 for the same period in 1999. This was due to increases in long-term debt and proceeds from exercises of common stock options and warrants.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2001 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2001. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2001 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2000. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

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

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       -------------------------------------------------------------------------
DISCLOSURE
----------

None.


                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
       -------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

(a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name                Age  Position with Company               Period Served
-----               ---  ---------------------               -------------
Ray D. Reaves       39   Director, President, Chairman,         May 1997-present
                         Chief Executive Officer
Roger D. Bryant     58   Director                              July 1997-present
Robert A. Manogue   76   Director                              July 1997-present
Donald H. Stevens   47   Director                         September 1999-present

Mr. Reaves, age 39, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present and as President of Field Point Inc., a private investment firm from October 1995.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 58, has been a Director of the Company since July 1997. From November 1994 to present, Bryant has been President of Dial-thru International. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 76, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

Donald H. Stevens, age 47, has been a Director of the Company since September 1999. Since August 1997 to present he has been Vice President and Treasurer of Forest Oil Corp. He served as Vice President of Corporate Relations for Barrett Resources Corp. from August 1992 until August 1997. He also served as Manager of Corporate and Tax planning for Kennecott Corp. from July 1989 until August 1992.

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

Meetings and Committees of the Board of Directors
-------------------------------------------------

         a.       Meetings of the Board of Directors

         During the fiscal year ended December 31, 2000. Two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

         b.       Committees

         The board appoints committees to help carry out its duties. In particular, board committee work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

         During the fiscal year ended December 31, 2000, the Board did not have an Audit Committee, Compensation Committee, Nomination Committee or any other standing committees. However, during the current fiscal year, the Board has established the following committees:

Audit Committee

         The audit committee is currently composed of the following directors:

                            Donald Stevens, Chairman
                                  Roger Bryant

         The Board of Directors has determined that Messrs. Stevens and Bryant are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

         The audit committee was not formed or organized and did not meet during fiscal 2000. the committee is responsible for accounting and internal control matters. The audit committee:

         -        reviews  with  management,   the  internal  auditors  and  the
                  independent auditors policies and procedures with respect to internal controls;

         -        reviews significant accounting matters;

         - approves any significant changes in accounting principles of financial reporting practices;

         -        reviews independent auditor services; and

         - recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet on all of the independent accountants, controller or internal auditor whenever a special situation arises.

         The Audit Committee of the Board of Directors has adopted a written charter, which is attached to this Annual Report as Exhibit 10.4.

Compensation Advisory Committee

         The compensation advisory committee is currently composed of the following directors:

                                  Roger Bryant
                                 Robert Manogue

         The compensation advisory committee was not formed or organized and did not meet during fiscal 2000. The compensation advisory committee:

         - recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

         -        administers our compensation plans for the same executives;

         -        determines equity compensation for all employees;

         -        reviews  and   approves  the  cash   compensation   and  bonus
                  objectives for the executive officers; and

         - reviews various matters relating to employee compensation and benefits.

         Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

ITEM 10-EXECUTIVE COMPENSATION
        ----------------------

The following table sets forth in summary form the compensation received during each of the Company's last two completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during the last two fiscal years.

                                                                  Long-Term
    Name and                                                    Compensation
Principal Position         Fiscal Year    Salary    Bonus        Options (#)
--------------------------------------------------------------------------------
Ray D. Reaves                 2000       $90,000   $30,000         400,000
  Chief Executive Officer     1999       $90,000                      --
   and President

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2000 and 1999, to the Company's Officers and Directors.

Name                       Options Granted (#)   Price ($/sh.)   Expiration Date
--------------------------------------------------------------------------------
Ray D. Reaves                  200,000               $2.125         4/01/2004
      President and CEO        200,000               $0.69         12/31/2002

Donald H. Stevens              100,000               $1.16         12/31/2002
      Director



Jonathan B. Wilkins(1)         100,000               $2.125         4/01/2004

     (1) These options were cancelled upon Mr. Wilkins resignation from the board in February 2001.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------------------------------------

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 2000 and information as of December 31, 2000, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of             Amount and Nature
Beneficial Owner               of Beneficial Owner          Percent of Class
----------------               -------------------          ----------------
The Delray Trust                     628,428                      9.2%
3606 Belle Grove
Sugar Land, Texas 77479

Ray D. Reaves                      3,017,425 1                   39.5%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Robert A. Manogue                    384,277 2                    5.7%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Roger D. Bryant                       50,000 3                    1.3%
1703 Edelweiss Drive
Cedar Park, Texas 78613

Donald H. Stevens                    100,000 4                    1.4%
1703 Edelweiss Drive
Cedar Park, Texas 78613

All Officers and Directors         3,551,702                     48.2%
     as a Group (4 persons)

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

The Company leases office space from its majority shareholder. The lease requires monthly payments of $1,000 on a month to month basis.

At December 31, 2000, the Company had a note receivable from its majority shareholder in the amount of $7,500.

At December 31, 2000, the Company had a note payable to stockholder in the amount of $16,000.

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

         4.2 Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank

---------------
1 Includes (i) shares beneficially owned based on position with BPI; (ii) estimated shares received in Reverse Acquisition in exchange for common stock of BPI owned by Mr. Reaves; and (iii) 400,000 shares of Common Stock underlying options granted to Mr. Reaves. Mr. Reaves disclaims beneficial ownership of 117,500 shares of Common Stock owned of record by BPI for the purposes of
Section 16 of the Exchange Act.
2 Includes (i) shares owned by a partnership of which Mr. Manogue is a partner; and (ii) 100,000 shares of Common Stock underlying an option of BPI granted to Mr. Manogue by BPI, which option has been assumed by the Company.
3 Includes 50,000 shares of Common Stock underlying an option granted to Mr. Bryant.
4 Includes 100,000 shares of Common Stock underlying an option granted to Mr. Stevens.

         4.3 Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank

         10.1 Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000.)

         10.2 Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (filed herewith)

         10.3 Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (filed herewith)

         10.4 Audit Committee Charter adopted by the Company on March 28, 2001 (filed herewith)

Reports on Form 8-K

         A report on Form 8-K filed on December 27, 2000 reporting an event under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIELDPOINT PETROLEUM CORPORATION
                        --------------------------------
                                  (Registrant)

         By:      /s/ Ray Reaves
             -------------------------------------------------------------------
                  Ray Reaves, President

         Date:   04/12/01
               ------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By: /s/ Ray Reaves                                   Date: April 12, 2001
         ----------------------
         Ray Reaves
         President, Chief Executive Officer,
         Director, Chairman, Chief Financial Officer

     By: /s/ Roger D. Bryant                              Date: April 12, 2001
         -------------------
         Roger D. Bryant
         Director

     By: /s/ Robert A. Manogue                            Date: April 12, 2001
         ---------------------
         Robert A. Manogue
         Director

     By: /s/ Donald H. Stevens                            Date: April 12, 2001
         ---------------------
         Donald H. Stevens
         Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
FieldPoint Petroleum Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP


Dallas, Texas
February 28, 2001


                        FIELDPOINT PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------    -----------
CURRENT ASSETS:
   Cash                                                                 $   649,539    $   117,259
   Trading securities                                                         2,880          2,880
   Accounts receivable:
     Due from stockholder                                                     7,500           --
     Oil and gas sales                                                      180,418        135,067
     Joint interest billings, less allowance for doubtful accounts of
       $43,753 and $40,753, respectively                                     61,632         84,906
   Prepaid expenses                                                          54,535          2,535
                                                                        -----------    -----------
                  Total current assets                                      956,504        342,647

PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method):
     Proved leasehold costs                                               3,704,362      2,396,998
     Lease and well equipment                                               437,731        351,425
   Furniture and equipment                                                   32,496         32,280
   Transportation equipment                                                  75,974         75,974
   Less accumulated depletion and depreciation                             (853,275)      (675,424)
                                                                        -----------    -----------
                  Net property and equipment                              3,397,288      2,181,253

OTHER ASSETS                                                                197,015         25,981
                                                                        -----------    -----------

                  Total assets                                          $ 4,550,807    $ 2,549,881
                                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $   407,143    $   409,132
   Accounts payable and accrued expenses                                    105,092        112,339
   Oil and gas revenues payable                                              63,862         49,799
                                                                        -----------    -----------
                  Total current liabilities                                 576,097        571,270

LONG-TERM DEBT, net of current portion                                    1,238,618        559,462
DEFERRED INCOME TAXES                                                        78,000         15,954
COMMITMENT (Note 10)
STOCKHOLDERS' EQUITY:
   Common stock,  $.01 par value,  75,000,000 shares  authorized;
     7,040,325 and 6,331,925 shares issued and outstanding,
      respectively                                                           70,403         63,319
   Additional paid-in capital                                             2,024,317      1,177,785
   Treasury stock, 117,500 shares, at cost                                   (1,175)        (1,175)
   Retained earnings                                                        564,547        163,266
                                                                        -----------    -----------
                  Total stockholders' equity                              2,658,092      1,403,195
                                                                        -----------    -----------
                  Total liabilities and stockholders' equity            $ 4,550,807    $ 2,549,881
                                                                        ===========    ===========


             See accompanying notes to these financial statements.

                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         DECEMBER 31,
                                                 --------------------------
                                                     2000           1999
                                                 -----------    -----------
REVENUE:
   Oil and gas sales                             $ 1,509,024    $   786,361
   Well operational and pumping fees                 129,103        131,449
                                                 -----------    -----------
                  Total revenue                    1,638,127        917,810

COSTS AND EXPENSES:
   Production expense                                547,446        313,435
   Depletion and depreciation                        177,851        152,166
   General and administrative                        318,639        309,712
                                                 -----------    -----------
                  Total costs and expenses         1,043,936        775,313

OTHER INCOME (EXPENSE):
   Interest expense, net                             (71,464)       (83,826)
   Miscellaneous                                       8,010         19,562
                                                 -----------    -----------
                  Total other income (expense)       (63,454)       (64,264)
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           530,737         78,233

INCOME TAX PROVISION - deferred                     (129,456)       (12,768)
                                                 -----------    -----------

NET INCOME                                       $   401,281    $    65,465
                                                 ===========    ===========

EARNINGS PER SHARE  - Basic and diluted          $       .06    $       .01
                                                 ===========    ===========





             See accompanying notes to these financial statements.


                        FIELDPOINT PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1999 TO DECEMBER 31, 2000


                                                         Common Stock              Treasury Stock          Additional
                                                  -------------------------   -------------------------     Paid-In       Retained
                                                     Shares        Amount       Shares         Amount       Capital       Earnings
                                                  -----------   -----------  -----------    -----------   -----------   -----------
BALANCES, January 1, 1999                           4,613,259   $    46,132      210,000    $    (2,100)  $   117,723   $    97,801

Proceeds from private placement, net of
   offering costs                                   1,466,666        14,667         --             --         916,353          --
Issuance of common stock and treasury stock to
   private placement consultants                       80,000           800      (10,000)           100          (900)         --
Issuance of common stock to consultant                 35,000           350         --             --          41,150          --
Issuance of common stock to bridge lender               2,000            20         --             --           2,180          --
Exercise of options                                   135,000         1,350         --             --          44,650          --
Sales of treasury stock                                  --            --        (82,500)           825        56,629          --
Net income for year                                      --            --           --             --            --          65,465
                                                  -----------   -----------  -----------    -----------   -----------   -----------

BALANCES, December 31, 1999                         6,331,925        63,319      117,500         (1,175)    1,177,785       163,266

Issuance of common stock to consultant                160,000         1,600         --             --         258,400          --
Exercise of options                                   115,000         1,150         --             --          10,350          --
Income tax benefit from stock options exercised          --            --           --             --          67,410          --
Exercise of warrants, net of commissions              433,400         4,334         --             --         510,372          --
Net income                                               --            --           --             --            --         401,281
                                                  -----------   -----------  -----------    -----------   -----------   -----------

BALANCES, December 31, 2000                         7,040,325   $    70,403      117,500    $    (1,175)  $ 2,024,317   $   564,547
                                                  ===========   ===========  ===========    ===========   ===========   ===========

                                                     Total
                                                  -----------

BALANCES, January 1, 1999                         $   259,556

Proceeds from private placement, net of
   offering costs                                     931,020
Issuance of common stock and treasury stock to
   private placement consultants                         --
Issuance of common stock to consultant                 41,500
Issuance of common stock to bridge lender               2,200
Exercise of options                                    46,000
Sales of treasury stock                                57,454
Net income for year                                    65,465
                                                  -----------

BALANCES, December 31, 1999                         1,403,195

Issuance of common stock to consultant                260,000
Exercise of options                                    11,500
Income tax benefit from stock options exercised        67,410
Exercise of warrants, net of commissions              514,706
Net income                                            401,281
                                                  -----------

BALANCES, December 31, 2000                       $ 2,658,092
                                                  ===========



             See accompanying notes to these financial statements.


                        FIELDPOINT PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             DECEMBER 31,
                                                                     --------------------------
                                                                         2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   401,281    $    65,465
   Adjustments to reconcile to net cash from operating activities:
     Depletion and depreciation                                          177,851        152,166
     Deferred income taxes                                                62,046         15,954
     Income tax benefit from stock options exercised                      67,410           --
     Common stock and options issued for services                         25,998         43,700
   Changes in assets and liabilities:
     Accounts receivable and accrued income                              (29,577)       (93,722)
     Income taxes recoverable                                               --           48,000
     Prepaid expenses and other assets                                    10,968         30,834
     Accounts payable and accrued expenses                                (7,247)       (16,008)
     Oil and gas revenues payable                                         14,063        (12,739)
     Due to related party                                                   --          (15,000)
                                                                     -----------    -----------
                  Net cash provided by operating activities              722,793        218,650

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                                (1,393,670)    (1,280,387)
   Purchase of furniture and equipment                                      (216)        (1,877)
                                                                     -----------    -----------
                  Net cash used by investing activities               (1,393,886)    (1,282,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        1,200,000        810,000
   Repayments of long-term debt                                         (522,833)      (664,976)
   Proceeds from sales of common stock, net of offering costs               --          977,020
   Proceeds from sales of treasury stock                                    --           57,454
   Proceeds from exercise of common stock options and warrants           526,206           --
                                                                     -----------    -----------
                  Net cash provided by financing activities            1,203,373      1,179,498
                                                                     -----------    -----------

NET CHANGE IN CASH                                                       532,280        115,884

CASH, beginning of year                                                  117,259          1,375
                                                                     -----------    -----------

CASH, end of year                                                    $   649,539    $   117,259
                                                                     ===========    ===========

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest                            $    73,526    $    85,941
                                                                     ===========    ===========
   Cash paid during the year for income taxes                        $      --      $      --
                                                                     ===========    ===========
   Stock issued for future services                                  $   234,000    $      --
                                                                     ===========    ===========


             See accompanying notes to these financial statements.

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     FieldPoint Petroleum Corporation ("the Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, South-Central Texas and Wyoming as of December 31, 2000.

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

     Oil and Gas Producing Operations
     --------------------------------
     The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had no unproved properties as of December 31, 2000.

     Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $159,851 and $134,166 for the years ended December 31, 2000 and 1999, respectively.

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

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other Property
     --------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $18,000 for each of the years ended December 31, 2000 and 1999, respectively.

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

2.   ACQUISITION OF OIL AND GAS PROPERTIES
     -------------------------------------

     In December 2000, the Company acquired interests in certain producing properties in Oklahoma for consideration of $1,010,015. The acquisition was financed with an extension of the Company's existing borrowing facility with a bank. The following unaudited pro forma information is presented as if the interests in the property had been acquired on January 1, 2000 and 1999, respectively.

                                                Year Ended December 31,
                                          --------------------------------
                                                2000               1999
                                          -------------      -------------
        Revenues                          $   2,455,276      $   1,601,769
        Net income                        $     400,283      $      35,301
        Net income per share              $         .06      $         .01


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     At December 31, 2000, the Company had a short-term advance receivable from its majority stockholder of $7,500.

     The Company leases office space from its majority stockholder. Rent expense for this lease was $12,000 for each of the years ended December 31, 2000 and 1999.

     At December 31, 2000 and 1999, the Company had a note payable to a stockholder in the amount of $16,000 as described in Note 4.

4.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                                            2000             1999
                                                                                      -------------    -------------
     Note payable to a bank,  interest  at the  bank's  floating  rate,  monthly payments of principal and interest of $17,227 were due,  until  maturity in June  2001.  This  note was  collateralized  by  certain  oil and gas properties  and  guaranteed  by the majority stockholder of the Company.
        The note was repaid in 2000.                                                  $        --            299,703

     Note payable to a bank,  interest  at the  bank's  floating  rate,  monthly payments of principal of $3,788 plus accrued  interest  were due,  until maturity in March 2001. This note was  collateralized by certain oil and gas  properties  and  guaranteed  by  the  majority  stockholder  of the
        Company. The note was repaid in 2000.                                                  --             56,818

     Note payable to a bank,  interest  at the bank's  floating  rate  (10.5% at
        December 31,  2000),  monthly  payments of  principal  of $32,595,  plus
        accrued   interest,   until  maturity  in  April  2002.   This  note  is
        collateralized  by certain oil and gas  properties  and is guaranteed by
        the majority stockholder of the Company.                                          1,629,761          576,190

     Unsecured note payable to a  stockholder,  interest at the prime rate (9.5%
        at December 31, 2000), principal and accrued interest due upon demand.               16,000           16,000

     Other notes payable collateralized by vehicles.                                           --             19,883
                                                                                      -------------    -------------
     Total                                                                                1,645,761          968,594
     Less current portion                                                                  (407,143)        (409,132)
                                                                                      -------------    -------------
                                                                                      $   1,238,618    $     559,462
                                                                                      =============    =============


     Maturities of long-term debt for the years ending December 31 are as follows:

                                    2001           $    407,143
                                    2002              1,238,618
                                                   ------------
                                                   $  1,645,761


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INCOME TAXES
     ------------

     The difference between the Company's effective federal income tax rate and the statutory federal income tax rate in the years ended December 31, 2000 and 1999 primarily results from the effect of tax benefits on options exercised deductible for tax and not for book, and differences between depletion for book and tax.

     The Company's deferred tax assets (liabilities) are composed of the following:

                                                                                            DECEMBER 31,
                                                                                  -----------------------------
                                                                                       2000             1999
                                                                                  ------------     ------------
     Deferred tax assets:
        Non-deductible acquisition cost                                           $     13,000     $     13,000
        Net operating loss carryforwards                                                11,000           13,000
        Allowance for doubtful accounts and other assets                                38,000            1,000
                                                                                  ------------     ------------
                                                                                        62,000           27,000
     Deferred tax liabilities:
        Difference in bases of oil and gas properties                                 (140,000)         (42,954)
                                                                                  ------------     ------------

     Net asset (liability) before valuation allowance                                  (78,000)         (15,954)
     Valuation allowance                                                                  --               --
                                                                                  ------------     ------------
        Net asset (liability)                                                     $    (78,000)    $    (15,954)
                                                                                  ============     ============

6.   EARNINGS PER SHARE
     ------------------

     Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            DECEMBER 31,
                                                                                  -----------------------------
                                                                                       2000             1999
                                                                                  ------------     ------------
     Numerator:
        Net income                                                                $    401,281     $     65,465
                                                                                  ------------     ------------
        Numerator for basic and diluted earnings per share                             401,281           65,465

     Denominator:
        Denominator for basic earnings per share - weighted average shares           6,629,182       5,568,811

     Effect of dilutive securities:
     Director stock options                                                            222,815          296,928
     Warrants                                                                          255,530           75,359
                                                                                  ------------     ------------
     Dilutive potential common shares                                                  478,345          372,287
                                                                                  ------------     ------------

        Denominator for diluted earnings per share - adjusted weighted average
           shares                                                                    7,107,527        5,941,098
                                                                                  ============     ============

     Basic earnings per share                                                     $       0.06     $       0.01
                                                                                  ============     ============
     Diluted earnings per share                                                   $       0.06     $       0.01
                                                                                  ============     ============


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For additional disclosures regarding the stock options and the warrants, see Note 7. The net effect of converting stock options and warrants to purchase 1,683,266 and 1,881,666 shares of common stock at exercise prices less than the average market prices has been included in the computation of diluted earnings per share for the year ended December 31, 2000 and 1999, respectively.

7.   STOCK BASED COMPENSATION
     -----------------------

     Stock Options
     -------------
     In August 1999, the Company granted 100,000 non-qualified stock options to a director to purchase the Company's common stock at $1.16 per share, which was greater than the quoted market price on the date of grant. The options may be exercised from January 1, 2000 to December 31, 2002.

     In January 2000, the Company granted 200,000 non-qualified stock options to a director to purchase the Company's common stock at $0.69 per share, which was greater than the quoted market price on the date of grant. The options may be exercised from December 31, 2000 to December 31, 2002.

     In July 2000, the Company granted 300,000 non-qualified stock options to directors to purchase the Company's common stock at $2.13 per share, which was greater than the quoted market price on the date of grant. The options are exercisable from January 2001 to April 2004.

     SFAS 123 Disclosures
     --------------------
     The following is a summary of activity for the stock options granted for the years ended December 31, 2000 and 1999:

                                       DECEMBER 31, 2000      DECEMBER 31, 1999
                                     --------------------   --------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                       Number    Exercise     Number    Exercise
                                     Of Shares     Price    Of Shares     Price
                                     ---------   --------   ---------   --------

     Outstanding, beginning of year    415,000   $   0.10     455,000   $   0.18

         Canceled or expired                -    $    -        (5,000)  $   0.88
         Granted                       500,000   $   1.55     100,000   $   1.16
         Exercised                    (115,000)  $   0.10    (135,000)  $   0.34
                                     ---------   --------   ---------   --------

     Outstanding, end of year          800,000   $   1.14     415,000   $   0.36
                                     =========   ========   =========   ========
     Exercisable, end of year          500,000   $   1.55     315,000   $   0.10
                                     =========   ========   =========   ========


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If not previously exercised, options outstanding at December 31, 2000 will expire as follows:

                                                              Weighted
                                                               Average
                                                 Number       Exercise
                                                Of Shares       Price
                                                ---------     --------

                 December 31, 2001                200,000     $   0.10
                 December 31, 2002                300,000         0.85
                 December 31, 2004                300,000         2.13
                                                ---------     --------
                                      Total       800,000     $   1.14
                                                =========     ========

     Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal years 2000 and 1999. The exercise price exceeded the market price at the measurement date for each option.

                                                   2000                             1999
                                      -----------------------------    -----------------------------
                                        Number    Exercise    Fair       Number    Exercise    Fair
                                      Of Shares     Price     Value    Of shares     Price     Value
                                      ---------   --------   ------    ---------   --------   ------
     Exercise  price greater than
         market price                   500,000   $   1.51   $ 1.55      100,000      $1.16   $ 0.77


     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2000 and 1999 net income and earnings per share would have been changed to the pro forma amounts indicated below.

                                                       2000            1999
                                                  ------------    ------------
     Net income:
        As reported                               $    401,281    $     65,465
        Pro forma                                      162,024           1,006
     Net income per common share:
        As reported                               $       0.06    $       0.01
        Pro forma                                 $       0.02    $        *

     The estimated fair value of each officer and director option granted during fiscal year 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       2000            1999
                                                  ------------    ------------
     Expected volatility                          111.3%-119.6%          104.7%
     Risk-free interest rate                              5.81%           5.88%
     Expected dividends                                   --              --
     Expected terms (in years)                             2-3               3

                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   STOCKHOLDERS' EQUITY
     --------------------

     During 1999, the Company closed a private placement of its common stock and redeemable common stock purchase warrants. The Company sold 1,466,666 equity units for $0.75 per unit. Each unit consisted of one share of common stock and one redeemable Class A common stock purchase warrant with an exercise price of $1.25. Proceeds from the offering totaled $931,020, net of approximately $168,980 of associated commissions and offering expenses. In the current year, warrants representing 433,400 shares of common stock were exercised, netting proceeds of $514,706 after approximately $27,044 of commissions. At December 31, 2000, warrants for the purchase of 1,033,266 common shares remain outstanding.

     The warrants are exercisable during a three-year period commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering the warrants. The warrants are redeemable by the Company at $0.01 per warrant if the public trading price of the Company's common stock equals or exceeds 150% of the exercise price of the warrants for twenty consecutive days. The warrants were not redeemed as of December 31, 2000.

     In June 2000, the Company issued 160,000 shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $260,000. This amount is being amortized over the five-year life of the contract.

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

10.  COMMITMENT
     ----------

     As of December 31, 2000 and 1999, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

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


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United
     States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2000 and 1999 is adequate.

     The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:

                     Customer               2000        1999
                     --------             --------    --------
                         A                   23%         45%
                         B                   38%         14%
                         C                   14%         17%
                         D                   13%         14%
                         E                   10%          -

     Additionally, the four customers above accounted for a total of 85% and 88%
     of  accrued  oil  and  gas  sales  as  of  December   31,  2000  and  1999,
     respectively.

12.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                                            YEAR ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              2000           1999
                                                                          -----------    -----------
     Costs incurred in oil and gas producing activities:
        Acquisition of unproved properties                                $      --      $      --
        Acquisition of proved properties                                    1,209,653      1,137,062
        Development costs                                                     184,017        143,325
                                                                          -----------    -----------
                        Total costs incurred                              $ 1,393,670    $ 1,280,387
                                                                          ===========    ===========

     Net capitalized costs related to oil and gas producing activities:
        Proved leasehold costs and lease and well equipment               $ 4,142,093    $ 2,748,423
        Less accumulated depletion and depreciation                          (755,785)      (594,434)
                                                                          -----------    -----------
                        Net oil and gas property costs                    $ 3,386,308    $ 2,153,989
                                                                          ===========    ===========


     The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:


                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Oil          Gas
                                                         (Barrels)      (MCF)
                                                        ----------   ----------

     Balance, January 1, 1999                              153,076      488,947

     Purchase of minerals in place                         436,330    1,580,342
     Revisions of previous estimates                        56,086      166,582
     Production                                            (33,120)    (114,278)
                                                        ----------   ----------
     Balance, December 31, 1999                            612,372    2,121,593
                                                        ----------   ----------

     Purchase of minerals in place                         252,885       16,388
     Revisions of previous estimates                        49,857     (152,974)
     Production                                            (37,769)    (143,172)
                                                        ----------   ----------
     Balance, December 31, 2000                            877,345    1,841,835
                                                        ==========   ==========

     Proved developed reserves, December 31, 2000          813,957    1,796,644
                                                        ==========   ==========
     Proved developed reserves, December 31, 1999          549,203    2,076,403
                                                        ==========   ==========

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

13.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     --------------------------------------------------------------------

     The  standardized  measure of discounted  future net cash flows at December
     31, 2000 and 1999, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                     2000            1999
                                                                ------------    ------------
     Future cash inflows                                        $ 29,271,000    $ 17,316,000
     Future development and production costs                     (12,335,000)     (6,442,000)
                                                                ------------    ------------

     Future net cash flows, before income tax                     16,936,000      10,874,000
     Future income taxes                                          (5,667,000)     (3,117,000)
                                                                ------------    ------------

     Future net cash flows                                        11,269,000       7,757,000
     10% annual discount                                          (4,169,000)     (3,056,000)
                                                                ------------    ------------

     Standardized measure of discounted future net cash flows   $  7,100,000    $  4,701,000
                                                                ============    ============



                        FIELDPOINT PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                  2000           1999
                                                              -----------    -----------
     Sales of oil and gas produced, net of production costs   $  (962,000)      (473,000)
     Purchase of minerals in place                              1,779,000      5,101,000
     Net changes in prices and production costs                 2,382,000      1,288,000
     Revisions and other                                          336,000        (56,000)
     Accretion of discount                                        470,000         52,000
     Net change in income taxes                                (1,606,000)    (1,734,000)
                                                              -----------    -----------
           Net change                                           2,399,000      4,178,000
     Balance, beginning of year                                 4,701,000        523,000
                                                              -----------    -----------
     Balance, end of year                                     $ 7,100,000    $ 4,701,000
                                                              ===========    ===========




                              *********************