Form 10QSB
period 2001-03-31
FIELDPOINT PETROLEUM CORP
filed 2001-05-21
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended March 31, 2001

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

As of April 30, 2001, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,344,825.

Transitional Small Business Disclosure Format (Check one):
                                            Yes    No X
                                               ---   ---


PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                               March 31,     December 31,
                                                                                  2001           2000
                                                                              -----------    -----------

CURRENT ASSETS:                                                               (unaudited)
--------------
  Cash                                                                        $   722,970    $   649,539
  Trading securities                                                                2,880          2,880
  Accounts receivable:
         Employee Advances                                                          7,500          7,500
         Oil and gas sales                                                        228,608        180,418
         Joint interest billings, less allowance for doubtful
              accounts of $74,192 and $71,192, respectively                        67,315         61,632
  Prepaid expenses                                                                 41,535         54,535
                                                                              -----------    -----------
                  Total current assets                                          1,070,808        956,504
PROPERTY AND EQUIPMENT:
  Oil and gas properties (successful efforts method):
         Leasehold costs                                                        3,928,697      3,704,362
         Lease and well equipment                                                 607,228        437,731
  Furniture and equipment                                                          33,078         32,496
  Transportation equipment                                                         75,974         75,974
  Less accumulated depletion and depreciation                                    (970,749)      (853,275)
                                                                              -----------    -----------
                  Net property and equipment                                    3,674,228      3,397,288

OTHER ASSETS                                                                      207,495        197,015
                                                                              -----------    -----------
                  Total assets                                                $ 4,952,531    $ 4,550,807

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $   544,613    $   407,143
  Accounts payable and accrued expenses                                           351,570        105,092
  Oil and gas revenues payable                                                     64,611         63,862
                                                                              -----------    -----------
                  Total current liabilities                                       960,794        576,097

LONG-TERM DEBT, net of current portion                                            900,000      1,238,618
DEFERRED INCOME TAXES                                                             116,000         78,000

COMMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 75,000,000 shares authorized; 7,314,825 and
     7,040,325 shares issued and outstanding,
     respectively                                                                  73,148         70,403
  Additional paid-in capital                                                    2,300,647      2,024,317
  Treasury stock, 117,500 shares of common stock                                   (1,175)        (1,175)
  Retained earnings                                                               603,117        564,547
                                                                              -----------    -----------
                  Total stockholders' equity                                    2,975,737      2,658,092
                                                                              -----------    -----------
                  Total liabilities and stockholders' equity                  $ 4,952,531    $ 4,550,807
                                                                              -----------    -----------

       See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 For The Three Months Ended
                                                          March 31,
                                                 --------------------------

                                                     2001           2000
                                                 -----------    -----------
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                              $   537,689    $   328,500
  Well operational and pumping fees                   30,245         32,620
                                                 -----------    -----------
Total revenue                                        567,934        361,120

COSTS AND EXPENSES:
  Production expense                                 172,870        107,407
  Depletion and depreciation                         116,894         39,000
  General and administrative                         136,954         81,137
                                                 -----------    -----------
                  Total costs and expenses           426,718        227,544

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (31,155)       (21,448)
  Miscellaneous                                        1,147              0
                                                 -----------    -----------
                  Total other income (expense)       (30,008)       (21,448)
                                                 -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                    111,208        112,128
INCOME TAX BENEFIT (PROVISION) DEFERRED              (72,638)        15,954
                                                 -----------    -----------
NET  INCOME (LOSS)                                    38,570        128,082

NET INCOME (LOSS) PER SHARE:
         BASIC                                             *    $      0.02
                                                 -----------    -----------
         DILUTED                                           *    $      0.02
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                     7,191,936      6,340,814
                                                 ===========    ===========
         DILUTED                                   7,845,533      6,733,132
                                                 ===========    ===========


        See accompanying notes to these consolidated financial statements


                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Three Months Ended
                                                                        March 31,
                                                                --------------------------
                                                                    2001         2000
                                                                  ---------    ---------
                                                                 (unaudited)  (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                               $  38,570    $ 128,082
  Adjustments to reconcile to net cash by operating activities:
      Depletion and depreciation                                    116,894       39,000
      Deferred Income Taxes                                          72,638      (15,954)
  Changes in assets and liabilities:
      Accounts receivable                                           (53,873)     (39,559)

      Prepaid expenses and other assets                               2,518        3,000
      Accounts payable and accrued expenses                         246,478       42,702

      Oil and gas revenues payable                                      749        7,138
                                                                  ---------    ---------
         Net cash provided by operating activities                  423,974      164,409

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of oil and gas properties                               (393,832)     (44,640)
  Purchase of furniture and equipment                                  --           (217)
                                                                  ---------    ---------
         Net cash used by investing activities                     (393,832)     (44,857)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt                                     (201,148)     (95,885)
  Proceeds from sales of common stock, net of offering fees         244,437        5,000
                                                                  ---------    ---------
         Net cash (used) provided by financing activities            43,289      (90,885)
                                                                  ---------    ---------


NET INCREASE (DECREASE) IN CASH                                      73,431       28,667

CASH, beginning of the period                                       649,539      117,259
                                                                  ---------    ---------

CASH, end of the period                                           $ 722,970    $ 145,926
                                                                  =========    =========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                        $  31,155    $  21,448
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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2000.


2. Stockholders  Equity
   --------------------
During the period ended March 31, 2001 the president and a director of the Company exercised options at $0.10 per share to acquire 50,000 shares and 25,000 shares of common stock respectively. In addition, warrants to purchase 199,500 shares of the Company's common stock were exercised, netting proceeds after commissions of $236,937.


3. Acquisition Of Oil and Gas Properties
   -------------------------------------
In December 2000, the Company acquired interest in certain producing properties in Oklahoma for consideration of $1,010,015. The acquisition was financed with an extension of the company's existing borrowing facility with a bank. The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2000.


                                                     March 31,
                                                       2000
                                                   -----------

Revenues                                           $   582,989
Net income                                         $   192,404
Net income per share                               $       .03

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

Comparison of three months ended March 31, 2001 to the three months ended March 31, 2000

Results of Operations

Revenues increased 57% or $206,814 to $567,934 for the three month period ended March 31, 2001 from the comparable 2000 period. This was due to the overall increase in oil and gas production. Production volumes increased 46% on a BOE basis. Average oil sales prices remained stable at $26.24 for the period ended March 31, 2001 compared to $26.72 for the period ended March 31, 200. Average gas sales prices increased 87% to $4.32 for the three-month period ended March 31, 2001 compared to $2.30 for the period ended March 31, 2000.

Production expenses increased 60% or $65,463 to $172,870 for the three month period ended March 31, 2001 from the comparable 2001 period, this was primarily due to workovers in the form of remedial repairs. Depletion and depreciation increased 199% or $77,894 due to the purchase of additional oil and gas properties, and related equipment. General and administrative overhead cost increased 69% or $55,817 to $136,954 for the three-month period ended March 31, 2001 from the three-month period ended March 31, 2000. This was attributable to an increase in salaries and administrative expense in the 2001 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $423,974 for the three-month period ended March 31, 2001, as compared to $164,409 in cash flow provided by operating activities in the 2000 period. The increase in cash from operating activities was primarily due to higher payable balances.

Cash flow used by investing activities was $393,832 in the period ended March 31, 2001, compared to $44,857 for March 31, 2000. This was due to the purchase of additional oil and gas properties. Cash flow provided by financing activities was $43,289 for the period ended March 31, 2001, compared to cash flow used of $90,885 for the same period in 2000. This increase was primarily due to the increased proceeds from the sale of common stock for the three month period ended March 31, 2001.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.

Item 2.  Changes in Securities
------------------------------

ISSUANCE OF RESTRICTED SECURTITIES. During the three months ended March 31, 2001, the Company issued 199,500 shares of Common Stock upon the exercise of warrants associated with the W.B.McKEE Securities Unit offering.

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



Date:   5/18/2001                 By:   /s/ Ray Reaves
                                     -------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer