Form 10QSB
period 2001-06-30
FIELDPOINT PETROLEUM CORP
filed 2001-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended June 30, 2001

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

As of July 31, 2001, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,355,825.

Transitional Small Business Disclosure Format (Check one):
                                 Yes    No X
                                    ---   ---


PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                 -----------    -----------
                                                                 (unaudited)
CURRENT ASSETS:
---------------
   Cash                                                          $   458,930    $   649,539
   Trading securities                                                  2,880          2,880
   Accounts receivable:
       Advances                                                        7,500          7,500
       Oil and gas sales                                             230,657        180,418
       Joint interest billings, less allowance for doubtful
            accounts of $74,192 and $71,192 respectively              74,597         61,632
   Prepaid expenses                                                   65,375         54,535
                                                                 -----------    -----------
                  Total current assets                               839,939        956,504
PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method):
       Leasehold costs                                             4,277,503      3,704,362
       Lease and well equipment                                      630,848        437,731
   Furniture and equipment                                            32,497         32,496
   Transportation equipment                                           75,974         75,974
   Less accumulated depletion and depreciation                    (1,066,750)      (853,275)
                                                                 -----------    -----------
                  Net property and equipment                       3,950,072      3,397,288

OTHER ASSETS                                                         176,197        197,015
                                                                 -----------    -----------
                  Total assets                                   $ 4,966,208    $ 4,550,807
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
--------------------
   Current portion of long-term debt                             $   323,085    $   407,143
   Accounts payable and accrued expenses                              28,603        105,092
   Oil and gas revenues payable                                       65,929         63,862
                                                                 -----------    -----------
                  Total current liabilities                          417,617        576,097

LONG-TERM DEBT, net of current portion                             1,176,341      1,238,618
DEFERRED INCOME TAXES                                                141,000         78,000

COMMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized;
       7,348,325 and 7,040,325 shares issued and outstanding,
       Respectively                                                   73,483         70,403
   Additional paid-in capital                                      2,354,504      2,024,317
   Treasury stock, 110,000 shares of common stock                     (1,100)        (1,175)
Retained earnings                                                    804,363        564,547
                                                                 -----------    -----------
                  Total stockholders' equity                       3,231,250      2,658,092
                                                                 -----------    -----------
                  Total liabilities and stockholders' equity     $ 4,966,208    $ 4,550,807
                                                                 ===========    ===========


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Three Months Ended
                                                          June 30,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
REVENUE:
  Oil and gas sales                              $   666,697    $   340,842
  Well operational and pumping fees                   29,994         32,045
                                                 -----------    -----------
                  Total revenue                      696,691        372,887

COSTS AND EXPENSES:
  Production expense                                 223,449        119,105
  Depletion and depreciation                          96,000         39,000
  General and administrative                         118,684         62,585
                                                 -----------    -----------
                  Total costs and expenses           438,133        220,690

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (23,291)       (19,676)
  Miscellaneous                                       17,088            114
  Realized derivative loss                           (39,947)          --
  Unrealized derivative gain                          13,840           --
                                                 -----------    -----------
                  Total other income (expense)       (32,310)       (19,562)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    226,248        132,635

INCOME TAX (PROVISION) DEFERRED                      (25,000)       (10,397)
                                                 -----------    -----------

NET INCOME (LOSS)                                    201,248        122,238
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE
         BASIC                                   $      0.03    $      0.02
                                                 -----------    -----------
         DILUTED                                 $      0.03    $      0.02
                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                     7,340,119      6,391,156
                                                 -----------    -----------
         DILUTED                                   7,634,273      7,049,728
                                                 ===========    ===========







        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                  For The Six Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
REVENUE:
  Oil and gas sales                              $ 1,204,386    $   669,342
  Well operational and pumping fees                   60,239         64,665
                                                 -----------    -----------
                  Total revenue                    1,264,625        734,007

COSTS AND EXPENSES:
  Production expense                                 396,319        226,512
  Depletion and depreciation                         212,894         78,000
  General and administrative                         255,638        143,722
                                                 -----------    -----------
                  Total costs and expenses           864,851        448,234

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (54,446)       (41,124)
  Miscellaneous                                       18,235           --
  Realized derivative loss                           (39,947)          --
  Unrealized derivative gain                          13,840            114
                                                 -----------    -----------
                  Total other income (expense)       (62,318)       (41,010)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    337,456        244,763
INCOME TAX (PROVISION) CURRENT                       (34,638)          --
INCOME TAX (PROVISION) DEFERRED                      (63,000)         5,557
                                                 -----------    -----------

NET INCOME (LOSS)                                    239,818        250,320
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE
         BASIC                                   $      0.03    $      0.04
                                                 -----------    -----------
         DILUTED                                 $      0.03    $      0.04
                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                     7,264,408      6,366,124
                                                 -----------    -----------
         DILUTED                                   7,888,791      6,758,442
                                                 ===========    ===========






        See accompanying notes to these consolidated financial statements


                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        June 30,
                                                              --------------------------
                                                                  2001           2000
                                                              -----------    -----------
                                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   239,818    $   250,320
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                      212,894         78,000
  Deferred Income Taxes                                            63,000         (5,557)
  Income Tax Benefit from Exercise of Stock Options                34,638           --
  Stock Compensation to Consultant                                 14,250           --

  Changes in assets and liabilities:
       Accounts receivable                                        (63,204)       (18,600)
       Change in fair value of derivative                         (13,840)          --
       Prepaid expenses and other assets                           24,398          3,000
       Accounts payable and accrued expenses                      (76,489)       (26,673)
       Oil and gas revenues payable                                 2,067         10,866

                                                              -----------    -----------
         Net cash provided (used) by operating activities         437,532        291,356

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                             (766,258)       (49,044)
  Purchase of furniture and equipment                                --             (217)

                                                              -----------    -----------
         Net cash used by investing activities                   (766,258)       (49,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                    150,000           --
  Repayments of long-term debt                                   (296,334)      (192,355)
  Proceeds from sales of common stock, net of offering fees          --            9,000
  Proceeds from exercise of options and warrants                  284,452           --
                                                              -----------    -----------
         Net cash provided (used) by financing activities         138,118       (183,355)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  (190,608)        58,740

CASH, beginning of the period                                     649,539        117,259
                                                              -----------    -----------

CASH, end of the period                                       $   458,930    $   175,999
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


2.   Stockholders Equity
     -------------------
During the period ended June 30, 2001 the president and a director of the Company exercised options at $0.10 per share to acquire 50,000 shares and 25,000 shares of common stock, respectively. In addition, warrants to purchase 233,000 shares of the Company's common stock were exercised, netting proceeds after commissions of $284,451. In June 2001, the Company issued 7,500 treasury shares to a consultant in lieu of cash for services. The shares were valued at the quoted value of the stock at the time of the transaction of $14,250.

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

                                    3 Months Ended            6 Months Ended
                                    June 30, 2000             June 30, 2000
                                    --------------            --------------
Revenues                              $  584,911                 1,167,900
Net Income                            $  277,333                   562,908
Net Income per share                  $      .04                       .08

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

Comparison  of three  months  ended June 30, 2001 to the three months ended June
--------------------------------------------------------------------------------
30, 2000
--------

Results of Operations

Revenues increased 86% or $323,804 to $696,691 for the three month period ended June 30, 2001 from the comparable 2000 period, this was due to the overall increase in oil and gas sales and the average price received for oil and gas sales. Production volumes increased 55% on a BOE basis. Average oil sales prices increased 1% to $27.22 for the period ended June 30, 2001 compared to $26.83 for the period ended June 30, 2000. Average gas sales prices increased 96% to $4.79 for the three month period ended June 30, 2001 compared to $2.44 for the period ended June 30, 2000.

Production expenses increased 87% or $104,344 to $223,449 for the three month period ended June 30, 2001 from the comparable 2000 period, this was primarily due to the acquisition of working interest in the state of Oklahoma and additional workovers in the form of remedial repairs. Depletion and depreciation increased 146% due to the purchase of additional oil and gas properties and related equipment during the period ended June 30, 2001 compared to the 2000 period. General and administrative overhead cost increased 89% or $56,099 to $118,684 for the three month period ended June 30, 2001 from the three month period ended June 30, 2000. This was primarily due to higher salaries, cost associated with evaluating acquisitions and consulting fees.

Net other Expense for the three months ended June 30, 2001 was $32,310 compared to income of $19,562 for the 2000 period. This increase was primarily due to a realized loss on derivatives in 2001.

Comparison  of six months  ended June 30, 2001 to the six months  ended June 30,
--------------------------------------------------------------------------------
2000
----

Results of Operations

Revenues increased 72% or $530,618 to $1,264,625 for the six month period ended June 30, 2001 from the comparable 2000 period due to the overall increase in oil and gas sales. Production volumes increased 52% on a BOE basis. Average oil sales prices decreased 2% to $26.30 for the period ended June 30, 2001 compared to $26.78 for the period ended June 30, 2000. Average gas sales prices increased 81% to $4.17 for the six month period ended June 30, 2000 compared to $2.30 for the period ended June 30, 2000.

Production expenses increased 75% or $169,807 to $396,319 for the six month period ended June 30, 2001 from the comparable 2000 period, this was primarily due to the acquisition of working interest in the Grady county Oklahoma wells and additional workovers in the form of remedial repairs. Depletion and depreciation increased 172% to $212,894, this was due to the increase in leasehold and related equipment during the period ended June 30, 2001 compared to the 2000 period. General and administrative overhead cost increased 77% or $111,916 to $255,638 for the six month period ended June 30, 2001 from the six month period ended June 30, 2000. This was attributable to higher salaries and consulting fees.

Net other expenses for the six months ended June 30, 2001 was $62,318 compared to $41,010 for the comparable 2000 period. The increase was primarily due to a loss on derivatives in 2001.

Liquidity and Capital Resources

Cash flow provided by operating activities was $437,532 for the six month period ended June 30, 2001, as compared to $291,356 in cash flow provided by operating activities in the 2000 period. The increase in cash from operating activities was primarily due to non-cash nature of higher depletion and depreciation.

Cash flow used by investing activities was $766,258 in the period ended June 30, 2001, compared to $49,261 for June 30, 2000. This is primarily due to the purchase of additional oil and gas properties in 2001. Cash flow used by financing activities was $138,118 for the period ended June 30, 2001, compared to a cash flow provided of $183,355 for the same period in 2000.

This increase was primarily due to the increased proceeds from long-term debt and the exercise of common stock options and warrants for the six months period ended June 30, 2001.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.

Item 2.  Changes in Securities
------------------------------

ISSUANCE OF RESTRICTED SECURTITIES. During the six months ended June 30, 2001, the Company issued 233,000 shares of Common Stock upon the exercise of warrants associated with the W.B.McKEE Securities Unit offering.

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



Date:   8/14/2001           By:   /s/ Ray Reaves
                              --------------------------------------------------
                            Ray Reaves, Treasurer, Chief Financial Officer