Form 10QSB
period 2001-09-30
FIELDPOINT PETROLEUM CORP
filed 2001-11-14
CIK 316736

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

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

As of October 31, 2001, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,465,175.

Transitional Small Business Disclosure Format (Check one):
                                            Yes    No X
                                               ---   ---


PART I
Item 1. Condensed Consolidated Financial Statements

                        FieldPoint Petroleum Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                September 30,   December 31,
                                                                     2001           2000
                                                                -------------   ------------
                                                                 (unaudited)
CURRENT ASSETS:
---------------
   Cash                                                          $   320,409    $   649,539
   Trading securities                                                  2,880          2,880
   Accounts receivable:
       Advances                                                       47,500          7,500
       Oil and gas sales                                             233,637        180,418
       Joint interest billings, less allowance for doubtful
            accounts of $74,192 and $71,192 respectively             102,441         61,632
   Prepaid expenses                                                   38,535         54,535
                                                                 -----------    -----------
                  Total current assets                               745,402        956,504

PROPERTY AND EQUIPMENT:
   Oil and gas properties (successful efforts method):
       Leasehold costs                                             4,238,039      3,704,362
       Lease and well equipment                                      768,271        437,731
   Furniture and equipment                                            35,082         32,496
   Transportation equipment                                           75,974         75,974
   Less accumulated depletion and depreciation                    (1,178,750)      (853,275)
                                                                 -----------    -----------
                  Net property and equipment                       3,938,616      3,397,288

OTHER ASSETS                                                         176,197        197,015
                                                                 -----------    -----------
                            Total assets                         $ 4,860,215    $ 4,550,807
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
--------------------
   Current portion of long-term debt                             $   229,760    $   407,143
   Accounts payable and accrued expenses                              49,716        105,092
   Oil and gas revenues payable                                       66,068         63,862
                                                                 -----------    -----------
                  Total current liabilities                          345,544        576,097

LONG-TERM DEBT, net of current portion                               919,038      1,238,618
DEFERRED INCOME TAXES                                                163,000         78,000

COMMMITMENTS
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 75,000,000 shares authorized;
        7,457,075 and 7,040,325 shares issued and outstanding,
        Respectively                                                  74,570         70,403
   Additional paid-in capital                                      2,487,681      2,024,317
   Treasury stock, 110,000 shares of common stock                     (1,100)        (1,175)
 Retained earnings                                                   871,482        564,547
                                                                 -----------    -----------
                  Total stockholders' equity                       3,432,633      2,658,092
                                                                 -----------    -----------
                  Total liabilities and stockholders' equity     $ 4,860,215    $ 4,550,807
                                                                 ===========    ===========


        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                              $   599,110    $   383,942
  Well operational and pumping fees                   29,994         32,219
                                                 -----------    -----------
                  Total revenue                      629,104        416,161

COSTS AND EXPENSES:
  Production expense                                 258,246        152,131
  Depletion and depreciation                         112,000         39,000
  General and administrative                         115,718         55,018
                                                 -----------    -----------
                  Total costs and expenses           485,964        246,149

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (25,181)       (21,545)
  Miscellaneous                                        1,014          7,897
  Unrealized derivative loss                         (13,840)          --
                                                 -----------    -----------
                  Total other income (expense)       (38,007)       (13,648)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    105,133        156,364
INCOME TAX (PROVISION) CURRENT                       (15,000)          --
INCOME TAX (PROVISION) DEFERRED                      (22,000)       (39,160)
                                                 -----------    -----------

NET INCOME (LOSS)                                     68,133        117,204
                                                 ===========    ===========
NET INCOME (LOSS) PER SHARE
         BASIC                                   $      0.01    $      0.02
                                                 -----------    -----------
         DILUTED                                 $      0.01    $      0.02
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                     7,387,363      6,700,868
                                                 -----------    -----------
         DILUTED                                   7,579,160      6,968,793
                                                 ===========    ===========








        See accompanying notes to these consolidated financial statements

                        FieldPoint Petroleum Corporation
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For The Nine Months Ended
                                                       September  30,
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
REVENUE:                                         (unaudited)    (unaudited)
  Oil and gas sales                              $ 1,803,496    $ 1,053,284
  Well operational and pumping fees                   90,233         96,884
                                                 -----------    -----------
                  Total revenue                    1,893,729      1,150,168

COSTS AND EXPENSES:
  Production expense                                 654,565        378,644
  Depletion and depreciation                         324,894        117,000
  General and administrative                         371,356        204,297
                                                 -----------    -----------
                  Total costs and expenses         1,350,815        699,941

OTHER INCOME (EXPENSE):
  Interest income (expense), net                     (79,627)       (62,669)
  Miscellaneous                                       19,249          8,010
  Realized derivative loss                           (39,947)          --
                  Total other income (expense)      (100,325)       (54,659)
                                                 -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    442,589        395,568
INCOME TAX (PROVISION) CURRENT                       (49,638)          --
INCOME TAX (PROVISION) DEFERRED                      (85,000)       (28,046)
                                                 -----------    -----------
NET INCOME (LOSS)                                    307,951        367,522
                                                 ===========    ===========

NET INCOME (LOSS) PER SHARE
         BASI                                    $      0.04    $      0.06
                                                 -----------    -----------
         DILUTED                                 $      0.04    $      0.05
                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
         BASIC                                     7,305,645      6,478,932
                                                 -----------    -----------
         DILUTED                                   8,122,025      7,072,948
                                                 ===========    ===========






        See accompanying notes to these consolidated financial statements


                        FieldPoint Petroleum Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 September 30,
                                                            ----------------------
                                                              2001         2000
                                                            ---------    ---------
                                                           (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ 307,951    $ 367,522
  Adjustments to reconcile to net cash
      provided by operating activities:
  Depletion and depreciation                                  324,894      117,000
  Deferred Income Taxes                                        85,000       28,046
  Income Tax Benefit from Exercise of Stock Options            34,638         --
  Stock Compensation to Consultant                             28,500       13,000
  Changes in assets and liabilities:
       Accounts receivable                                   (134,028)     (25,037)
       Prepaid expenses and other assets                       37,397        3,104
       Accounts payable and accrued expenses                  (55,376)     (68,701)
       Oil and gas revenues payable                             2,206       17,774
                                                            ---------    ---------
         Net cash provided by operating activities            631,182      452,708

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas properties                         (864,217)    (293,522)
  Purchase of furniture and equipment                          (2,586)        (217)
                                                            ---------    ---------
         Net cash used by investing activities               (866,803)    (293,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (497,977)    (323,429)
  Proceeds from exercise of options and warrants              404,468      473,482
                                                            ---------    ---------
         Net cash provided (used) by financing activities     (93,509)     150,053
                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH                              (329,130)     309,022

CASH, beginning of the period                                 649,539      117,259
                                                            ---------    ---------

CASH, end of the period                                     $ 320,409    $ 426,281
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


2. Stockholders Equity
   -------------------
During the period ended September 30, 2001 the president and a director of the Company exercised options at $0.10 per share to acquire 50,000 shares and 25,000 shares of common stock, respectively. In addition, warrants to purchase 334,250 shares of the Company's common stock were exercised, netting proceeds after commissions of $396,922. During the period ending September 2001 the Company issued 7,500 shares to a consultant in lieu of cash for services. The shares were valued at the quoted value of the stock at the time of the transaction of $14,250. In the previous quarter, the Company issued 7,500 treasury shares to this consultant in lieu of cash for services.

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

                                     3 Months Ended          9 Months Ended
                                   September 30, 2000      September 30, 2000
                                   ------------------      ------------------
Revenues                               $ 650,408               1,816,961
Net Income                             $ 244,387                 766,037
Net Income per share                   $     .04                     .13

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and gas and operating oil and gas properties. The Company's capital for investment in producing oil and gas properties has been provided by cash flow from operating activities, and from bank financing. The Company categorises its operating expenses into the categories of production expenses and other expenses.

Comparison  of three months ended  September  30, 2001 to the three months ended
--------------------------------------------------------------------------------
September 30, 2000
------------------

Results of Operations

Revenues increased 51% or $212,943 to $629,104 for the three month period ended September 30, 2001 from the comparable 2000 period, this was due primarily to the overall increase in oil and gas sales. Production volumes increased 49% on a BOE basis. Average oil sales prices decreased 15% to $24.86 for the period ended September 30, 2001 compared to $29.35 for the period ended September 30, 2000. Average gas sales prices decreased 24% to $2.30 for the period ended September 30, 2001 compared to $3.06 for the period ended September 30, 2000.

Production expenses increased 70% or $106,115 to $258,246 for the three month period ended September 30, 2001 from the comparable 2000 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of producing oil and gas properties the company owns.
Depletion and depreciation increased 187% or $73,000 to $112,000 this was primarily due to the acquisition and development of additional oil and gas properties and related equipment resulting in increased production during the period ended September 30, 2001 compared to the 2000 period. General and administrative overhead cost increased 110% or $60,700 to $115,718 for the three month period ended September 30, 2001 from the comparable 2000 period. This was attributable to increased salaries, consulting fees, and engineering fees related to research of possible acquisitions.

Net other expense for the three months ended September 30, 2001 was $38,007 compared to $13,648 for the 2000 period. This increase was primarily due to unrealized derivative loss which was offset by miscellaneous income.

Comparison  of nine months  ended  September  30, 2001 to the nine months  ended
--------------------------------------------------------------------------------
September 30, 2000
------------------

Results of Operations

Revenues increased 64% or $743,561 to $1,893,729 for the nine month period ended September 30, 2001 from the comparable 2000 period, this was due to the overall increase in oil and gas sales. Production volumes increased 55% on a BOE basis. Average oil sales prices decreased 6% to $25.84 for the period ended September 30, 2001 compared to $27.51 for the period ended September 30, 2000. Average gas sales prices increased 36% to $3.50 for the nine month period ended September 30, 2001 compared to $2.58 for the period ended September 30, 2000.

Production expenses increased 72% for the nine month period ended September 30, 2001 from the comparable 2000 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of oil and gas properties the company owns. Depletion and depreciation expense increased 177% to $324,894, this was due to the acquisition and development of additional oil and gas properties and related equipment resulting in increased production during the period ended September 30, 2001 compared to the 2000 period. General and administrative overhead cost increased 81% or $167,059 to $371,356 for the nine month period ended September 30, 2001 from the nine month period ended September 30, 2000. This was attributable to increased salaries, consulting fees and engineering fees related to research of possible acquisitions.

Net other expense for the nine months ended September 30, 2001 was $100,325 compared to $54,659 for the comparable 2000 period. The increase was primarily due to a realized derivative loss and a slight increase in interest expense for the nine month period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $631,182 for the nine month period ended September 30, 2001, as compared to $452,700 in cash flow provided by operating activities in the 2000 period. The increase in cash from operating activities was primarily due to the non-cash nature of higher depletion and depreciation and certain tax benefits during 2001, offset by an increase in accounts receivable.

Cash flow used by investing activities was $866,803 for the period ended September 30, 2001, compared to $293,739 for the period ended September 30, 2000. This was primarily due to additional purchases of oil and gas properties and related development activity in 2001. Cash flow used by financing activities was $93,509 for the period ended September 30, 2001, as compared to $150,053 provided by financing activities for the same period in 2000. This was due to repayment of existing long-term debt during 2001.

The Company cannot predict how oil and gas prices will vary during 2001 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None.

Item 2.  Changes in Securities
------------------------------

ISSUANCE OF RESTRICTED SECURTITIES. During the nine months ended September 30, 2001, the Company issued 334,250 shares of Common Stock upon the exercise of warrants associated with the W.B.McKEE Securities Unit offering.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None on Form 8-K.

10.5     Consulting   Agreement  dated  November  13,  2001  between  FieldPoint
         Petroleum Corporation and TGR Group LLC.






                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   11/14/2001             By:   /s/ Ray Reaves
                                  ----------------------------------------------
                                  Ray Reaves, Treasurer, Chief Financial Officer