Form 10KSB
period 2001-12-31
FIELDPOINT PETROLEUM CORP
filed 2002-04-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-9435

FIELDPOINT PETROLEUM CORPORATION
 (Name of Small Business Issuer in Its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-0811034 (I.R.S. Employer Identification No.)

1703 Edelweiss Drive
                       Cedar Park, Texas 78613
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

Yes      X              No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $2,438,127.

As of December 31, 2001, 7,580,175 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2001, was $4,169,366.

Documents Incorporated by Reference: The Registrant hereby incorporates herein by reference the following documents.

Item 13. Exhibits

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that FieldPoint Petroleum Corp. and its subsidiaries (collectively, the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling and acquisition results, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserve, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-KSB.

ITEM 1- BUSINESS

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

Operations

As of December 31, 2001, the Company had varying ownership interest in 353 gross productive wells (103.25 net) located in 3 states. The Company operates 80 of the 353 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $1000 per month as of December 31, 2001.

Employees- As of March 31, 2002, the Company had 5 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES

Principal Oil and Gas Interest

Ona N.W. Morrow Unit, Texas County Oklahoma is a waterflood project producing from the Morrow Sand. The Ona Morrow Unit is located in the Oklahoma panhandle in Texas and Cimarron County, Oklahoma and is located approximately 120 miles north of Amarillo, Texas. The Company has a 89.9% working interest in the unit which consist of 15 oil and gas wells and 9 injections wells.

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

West Allen Field, Pontotoc County Oklahoma is a producing oil and gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a working interest in 52 leases or a total of 225 wells, the leases have multiple wellbores and the Company has plans to participate in the future recompletion of behind pipe zones.

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

Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming. FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and gas wells with a production rate for 2001 of approximately 50 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

Oil and Gas Production
Quantities	2001	2000
Oil (Bbls)	84,046	37,769
Gas (Mcf)	114,123	143,172
Average Sales Price
Oil ($/Bbl)	$ 23.20	$ 28.06
Gas ($/Mcf)	$ 3.76	$ 3.14
Average Production Cost ($/BOE)	$ 8.86	$ 8.88

The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2001, purchases by each of five customers, Dorado Oil Company, Conoco, Plains Petroleum, Duke Energy Corporation, and Pontotoc Production, Inc. represented more than 10% of the total Company revenues. Neither of these five customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2001, of productive wells in the areas indicated.

Productive Wells
	Oil		Gas
State	Gross[1]	Net[2]	Gross[1]	Net[2]
Oklahoma	223	60.71	38	5.49
Texas	82	31.15	7	3.8
Wyoming	3	3	-	-
Total	309	92.34	45	9.29

Drilling Activity

The Company participated in drilling one well in Oklahoma in 2000, and drilled no wells in 2001.

Reserves

Please refer to unaudited Note 12 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2001 and 2000.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 2001. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.
	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]
Oklahoma	10518	2609	360	163
Texas	2120	547	1360	1000
Wyoming	200	200	2000	2000
Total	12838	3356	3720	3163

ITEM 3-LEGAL PROCEEDINGS

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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
FISCAL 2000	CLOSING BID
	HIGH	LOW
First Quarter	2.0625	.6875
Second Quarter	2.0000	1.1250
Third Quarter	2.8400	1.5000
Fourth Quarter	1.8125	1.0000
FISCAL 2001
	HIGH	LOW
First Quarter	2.2500	1.3400
Second Quarter	2.0900	1.6500
Third Quarter	2.2800	1.4300
Fourth Quarter	2.1000	1.1400

At March 31, 2002, the approximate number of shareholders of record was 1,150. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 2001, and December 2000 the Company issued the following securities without registration under the Securities Act of 1933, as amended.

During the year ended December 31, 2001 the Company issued 357,350 shares of Common Stock upon the exercise of warrants associated with the W.B. McKee Securities Unit offering.

During the year ended December 31, 2000 the Company issued 433,400 shares of Common Stock upon the exercise of warrants associated with the W.B. McKee Securities Unit offering.

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

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Results of Operation

Revenues increased 52% or $853,985 to $2,500,144 for the year ended December 31, 2001, from the comparable 2000 period. Oil production volumes increased by 122% at the same time the average price per barrel decreased 17% during 2001 to $23.20 from the comparable 2000 period average price of $28.06 per barrel. Also in 2001, the gas production volume decreased by 20% while the average price per Mcf was $3.76, an increase of 19% from the 2000 comparable period. The increase in production volumes were primarily due to the existing production and continued development of oil and gas wells in Oklahoma acquired in 2000.
	Year Ended December 31,
	2001	2000
Oil Production	84,046	37,769
Average Sales Price Per Bbl ($/Bbl)	$ 23.20	$ 28.06
Gas Production	114,123	143,172
Average Sales Price Per Mcf ($/Mcf)	$ 3.76	$ 3.14

Production expenses increased 66% or $365,357 to $912,803 for the year ended December 31, 2001, from the comparable 2000 period. The increase was due to cost associated with additional 2001 production, with increases in workover expense and remedial repairs incurred in 2001 as compared to 2000. Depletion and depreciation expense increased 170% or $303,227 to $481,078 for the year ended December 31, 2001 from the comparable 2000 period. The increase in depletion and depreciation was due to increases in oil and gas property cost as well as increased production volume. General and administrative overhead cost increased 59% or $189,459 to $508,098 for the 2001 period verses the comparable 2000 period this was due to an increase in salaries and consulting fees.

Net other expenses for the year ended December 31, 2001, was $126,633 compared to net other expenses of $71,486 for 2000. This increase was primarily due to higher interest expense and loss on derivatives offset by, an increase in miscellaneous income.

The Company's net income decreased by $92,888 to income of $308,393 for the year ended December 31, 2001, from the comparable 2000 period. The decrease in net income was primarily due to lower prices received for oil and gas sales and increased operating and general and administrative expenses as previously discussed.

Liquidity and Capital Resources

Cash flow from operating activities was $868,152 for the year ended December 31, 2001, compared to $722,793 for the year ended December 31, 2000. The increase in cash flow from operating activities was primarily due to the increase in depletion and depreciation offset by an increase in accrued oil and gas sales for the year ended December 31, 2001.

Cash flow used by investing activities was $1,754,846 in the period ended December 31, 2001, compared to $1,393,886 for December 31, 2000. This is primarily due to increased purchases of oil and gas properties and property development cost in 2001. Cash flow from financing activities was $588,432 for the period ended December 31, 2001, compared to $1,203,373 for the same period in 2000. This was primarily due to decreases in advances of long-term debt, net of repayment; and a decrease in proceeds from the exercise of options and warrants.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2001 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2002. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2002 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2001. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Quantitative And Qualitative Disclosures About Market Risk

        We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2001, we have approximately 9,000 barrels of oil subject to put options with a floor price of $21.50 per barrel. Unrealized loss relating to the market exposure of positions was less than $1,000 at December 31, 2001 and there were no open positions at December 31, 2000.  For 2001 and 2000, we recorded a realized loss on derivative transactions of $42,947 and $8,032.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 to Notes to Consolidated Financial Statements in Item 7. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Successful Efforts Method of Accounting

We account for our exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding an oil and gas field that will be the focus of future developmental drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserve Estimates

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Impairment of Developed Oil and Gas Properties

We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of our oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and gas properties during 2001 and 2000.

Future Abandonment Costs

We are required to make judgments based on historical experience and future expectations on the future abandonment cost, net of salvage value, of our oil and gas properties and equipment. We review our estimate of the future obligation periodically and accrue the estimated obligation monthly based on the units-of-production method. For our properties we estimate that the future abandonment cost, net of salvage value, will not be material.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 ("SFAS 143"), Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

ITEM 7-FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements
Page
Independent Auditor's Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-13
Supplemental Oil and Gas Information (Unaudited)	F-13 - F-15

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
FieldPoint Petroleum Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP

Dallas, Texas
April 9, 2002

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$ 351,277	$ 649,539
Trading securities	2,880	2,880
Derivatives	23,053	-
Accounts receivable:
Due from stockholder	7,500	7,500
Oil and gas sales	283,198	180,418
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	38,974	61,632
Prepaid expenses and other current assets	102,535	54,535
Total current assets	809,417	956,504
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	4,809,276	3,704,362
Lease and well equipment	1,058,777	437,731
Furniture and equipment	35,082	32,496
Transportation equipment	102,274	75,974
Less accumulated depletion and depreciation	(1,334,353)	(853,275)
Net property and equipment	4,671,056	3,397,288
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,400	-
OTHER ASSETS	134,297	197,015
Total assets	$ 5,680,170	$ 4,550,807
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 551,914	$ 407,143
Accounts payable and accrued expenses	160,138	105,092
Oil and gas revenues payable	49,716	63,862
Total current liabilities	761,768	576,097
LONG-TERM DEBT, net of current portion	1,239,874	1,238,618
DEFERRED INCOME TAXES	147,000	78,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 and 7,040,325 shares issued and outstanding, respectively	75,801	70,403
Additional paid-in capital	2,583,887	2,024,317
Treasury stock, 110,000 and 117,500 shares, at cost	(1,100)	(1,175)
Retained earnings	872,940	564,547
Total stockholders' equity	3,531,528	2,658,092
Total liabilities and stockholders' equity	$ 5,680,170	$ 4,550,807

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
	December 31,
	2001	2000
REVENUE:
Oil and gas sales	$2,379,926	$ 1,517,056
Well operational and pumping fees	120,218	129,103
Total revenue	2,500,144	1,646,159
COSTS AND EXPENSES:
Production expense	912,803	547,446
Depletion and depreciation	481,078	177,851
General and administrative	508,098	318,639
Total costs and expenses	1,901,979	1,043,936
OTHER INCOME (EXPENSE):
Interest expense, net	(102,935)	(71,464)
Realized loss on derivatives	(42,947)	(8,032)
Miscellaneous	19,249	8,010
Total other income (expense)	(126,633)	(71,486)
INCOME BEFORE INCOME TAXES	471,532	530,737
INCOME TAX PROVISION - deferred	(163,139)	(129,456)
NET INCOME	$ 308,393	$ 401,281
BASIC EARNINGS PER SHARE	$ ..04	$ .06
DILUTED EARNINGS PER SHARE	$ .04	$ .06

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2000 to December 31, 2001
	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2000	6,331,925	63,319	117,500	(1,175)	1,177,785	163,266	1,403,195
Issuance of common stock to consultant	160,000	1,600	-	-	258,400	-	260,000
Exercise of options	115,000	1,150	-	-	10,350	-	11,500
Income tax benefit from stock options exercised			-	-	67,410	-	67,410
Exercise of warrants, net of commissions	433,400	4,334	-	-	510,372	-	514,706
Net income	-	-	-	-	-	401,281	401,281
BALANCES, December 31, 2000	7,040,325	70,403	117,500	(1,175)	2,024,317	564,547	2,658,092
Issuance of common stock to consultant	7,500	75	(7,500)	75	28,350	-	28,500
Exercise of options	175,000	1,750	-	-	15,750	-	17,500
Income tax benefit from stock options exercised	-	-	-	-	94,138	-	94,138
Exercise of warrants, net of commissions	357,350	3,573	-	-	421,332	-	424,905
Net income	-	-	-	-	-	308,393	308,393
BALANCES, December 31, 2001	7,580,175	$ 75,801	110,000	$ (1,100)	$2,583,887	$ 872,940	$3,531,528

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 308,393	$ 401,281
Adjustments to reconcile to net cash from operating activities:
Depletion and depreciation	481,078	177,851
Deferred income taxes	69,000	62,046
Income tax benefit from stock options exercised	94,138	67,410
Common stock and options issued for services	28,500	25,998
Changes in assets and liabilities:
Accounts receivable and accrued income	(145,522)	(29,577)
Prepaid expenses and other assets	14,718	10,968
Accounts payable and accrued expenses	55,046	(7,247)
Oil and gas revenues payable	(14,146)	14,063
Change in fair value of derivative	(23,053)	-
Net cash provided by operating activities	868,152	722,793
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,725,960)	(1,393,670)
Purchase of furniture and equipment	(28,886)	(216)
Net cash used by investing activities	(1,754,846)	(1,393,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	756,464	1,200,000
Repayments of long-term debt	(610,437)	(522,833)
Proceeds from exercise of common stock options and warrants	442,405	526,206
Net cash provided by financing activities	588,432	1,203,373
NET CHANGE IN CASH	(298,262)	532,280
CASH, beginning of year	649,539	117,259
CASH, end of year	$ 351,277	$ 649,539
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 119,015	$ 73,526
Cash paid during the year for income taxes	$ -	$ -
Stock issued for future services	$ -	$ 234,000

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, South-Central Texas and Wyoming as of December 31, 2001.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bass Petroleum, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Oil and Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had no unproved properties as of December 31, 2001.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $475,077 and $159,851 for the years ended December 31, 2001 and 2000, respectively.

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

Derivative Activity

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Derivative Instruments and Hedging Activities. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are currently recognized in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.

At December 31, 2001, the Company has approximately 9,000 barrels of oil subject to put options with a floor price of $21.50 per barrel. The Company paid premiums totaling $22,500 in association with the transactions, which are expensed as part of the realized loss on derivatives. Unrealized loss relating to the market exposure of positions was less than $1,000 at December 31, 2001, and there were no open positions at December 31, 2000. For 2001 and 2000, the Company recorded a realized loss on derivative transactions of $42,947 and $8,032, respectively.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $6,000 and $18,000 for each of the years ended December 31, 2001 and 2000, respectively.

Income Taxes

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

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See Note 7.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 ("SFAS 143"), Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

2.     Acquisition of Oil and Gas Properties

In December 2000, the Company acquired interests in certain producing properties in Oklahoma for consideration of $1,010,015. The acquisition was financed with an extension of the Company's existing borrowing facility with a bank. The following unaudited pro forma information for the year ended December 31, 2000 is presented as if the interests in the property had been acquired on January 1, 2000.
Revenues	$ 2,455,276
Net income	$ 400,283
Net income per share	$ .06

In October 2001, the Company acquired interest in certain producing properties in Oklahoma for consideration of $733,464. The acquisition was financed with an extension to the Company's existing borrowing facility. The following unaudited pro forma information is presented as if the interests in the property had been acquired on January 1, 2001 and 2000.
	Year Ended December 31,
	2001	2000
Revenues	$3,279,738	$3,082,724
Net income	$ 456,045	$ 568,151
Net income per share	$ .06	$ .09

3.     Related Party Transactions

At December 31, 2001 and 2000, the Company had a short-term advance receivable from its majority stockholder of $7,500 and $7,500.

The Company leases office space from its majority stockholder. Rent expense for this lease was $12,000 for each of the years ended December 31, 2001 and 2000.

At December 31, 2000, the Company had a note payable to a stockholder in the amount of $16,000 as described in Note 4. This note was repaid in 2001.

4.     Long-Term Debt

          Long-term debt at December 31, 2001 and 2000 consisted of the following:
	2001	2000
Note payable to a bank, interest at the bank's floating rate (5.75% at December 31, 2001), monthly payments of principal of $45,354, plus accrued interest beginning January 1, 2002, until maturity in April 2002. This note is collateralized by certain oil and gas properties and is guaranteed by the majority stockholder of the Company. Subsequent to year-end this facility was renewed on the same terms, maturing April 2003, and therefore is classified as long-term in the accompanying balance sheet.	$1,768,788	$1,629,761
Unsecured note payable to a stockholder, interest at the prime rate (9.5% at December 31, 2000), principal and accrued interest due upon demand. The note was repaid in 2001.	-	16,000
Other notes payable collateralized by vehicles.	23,000	-
Total	1,791,788	1,645,761
Less current portion	(551,914)	(407,143)
	$1,239,874	$1,238,618

Maturities of long-term debt for the years ending December 31 are as follows:
2002	$ 551,914
2003	1,232,207
2004	7,667
$1,791,788

5.     Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2001	2000
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 13,000
Net operating loss carryforwards	64,000	11,000
Allowance for doubtful accounts and other assets	39,000	38,000
	115,000	62,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(262,000)	(140,000)

Net liability	$ (147,000)	$ (78,000)

The effective tax rate differs from the statutory rate as follows:

	2001	2000
Statutory rate	34%	34%
Income tax benefit of option exercises	(6%)	(4%)
Change in rate and other	7%	(6%)
Effective rate	35%	24%

At December 31, 2001, the Company had available net operating loss ("NOL") carryforwards of approximately $183,000, which may be used to reduce future taxable income and expire from 2019 through 2021.

6.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	December 31,
	2001	2000
Numerator:
Net income	$ 308,393	$ 401,281
Numerator for basic and diluted earnings per share	308,393	401,281
Denominator:
Denominator for basic earnings per share - weighted average shares	7,366,677	6,629,182
Effect of dilutive securities:
Director stock options	318,009	222,815
Warrants	275,255	255,530
Dilutive potential common shares	593,264	478,345
Denominator for diluted earnings per share - adjusted weighted average shares	7,959,941	7,107,527
Basic earnings per share	$ 0.04	$ 0.06
Diluted earnings per share	$ 0.04	$ 0.06

For additional disclosures regarding the stock options and the warrants, see Note 7. The net effect of converting stock options and warrants to purchase 1,780,916 and 1,883,266 shares of common stock at exercise prices less than the average market prices has been included in the computation of diluted earnings per share for the year ended December 31, 2001 and 2000, respectively.

7.     Stock Based Compensation

Stock Options

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

In July 2000, the Company granted 200,000 non-qualified stock options to directors to purchase the Company's common stock at $2.13 per share, which was greater than the quoted market price on the date of grant. The options are exercisable from January 2001 to April 2004.

In March 2001, the Company granted 230,000 to directors to purchase the Company's common stock at $1.38 per share, which was equal to the quoted market price on the date of grant. The options are exercisable from January 2002 through December 2003.

The following is a summary of activity for the stock options granted for the years ended December 31, 2001 and 2000:
	December 31, 2001		December 31, 2000
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	800,000	$1.14	415,000	$0.10
Canceled or expired	(125,000)	$1.72	-	$ -
Granted	230,000	$1.38	500,000	$1.55
Exercised	(175,000)	$0.10	(115,000)	$0.10
Outstanding, end of year	730,000	$1.36	800,000	$1.14
Exercisable, end of year	730,000	$1.36	500,000	$1.55

If not previously exercised, options outstanding at December 31, 2001 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
December 31, 2002	300,000	$0.85	1 year
December 31, 2003	230,000	1.38	2 years
December 31, 2004	200,000	2.13	3 years
Total	730,000	$1.36

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal years 2001 and 2000. The exercise price exceeded the market price at the measurement date for each option.
	2001			2000
	Number Of Shares	Exercise Price	Fair Value	Number Of shares	Exercise Price	Fair Value
Exercise price greater than market price	230,000	$1.38	$.92	500,000	$1.55	$1.03

Pro Forma Stock-Based Compensation Disclosures

As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2001 and 2000 net income and earnings per share would have been changed to the pro forma amounts indicated below.
	2001	2000
Net income:
As reported	$308,393	$401,281
Pro forma	259,158	162,024
Net income per common share:
As reported	$ 0.04	$ 0.06
Pro forma	$ 0.04	$ 0.02

The estimated fair value of each officer and director option granted during fiscal year 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2001	2000
Expected volatility	111.4%	111.3%-119.6%
Risk-free interest rate	4.38%	5.81%
Expected dividends	-	-
Expected terms (in years)	3	2-3

8.     Stockholders' Equity

During 1999, the Company closed a private placement of its common stock and redeemable common stock purchase warrants. The Company sold 1,466,666 equity units for $0.75 per unit. Each unit consisted of one share of common stock and one redeemable Class A common stock purchase warrant with an exercise price of $1.25. In 2001 and 2000, warrants representing 433,400 and 357,350 shares of common stock were exercised, netting proceeds of $514,706 and $424,905 after approximately $27,044 and $21,783 of commissions, respectively. At December 31, 2001, warrants for the purchase of 675,916 common shares remain outstanding.

The warrants are exercisable during a three-year period commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering the warrants. The warrants are redeemable by the Company at $0.01 per warrant if the public trading price of the Company's common stock equals or exceeds 150% of the exercise price of the warrants for twenty consecutive days. The warrants were not redeemed as of December 31, 2001.

In June 2000, the Company issued 160,000 shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $260,000. This amount is being amortized over the five-year life of the contract.

During 2001, the Company issued 7,500 new and 7,500 treasury shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $28,500.

9.     Environmental Issues

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

10.    Commitments

As of December 31, 2001 and 2000, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

In 2001, the Company entered into an executive employment agreement with its president and CEO. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.

11.    Fair Value of Financial Instruments and Concentration of Credit Risk

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

Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2001 and 2000 is adequate.

The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:
Customer	2001	2000
A	11%	23%
B	24%	38%
C	9%	14%
D	8%	13%
E	5%	10%
F	32%	-

Additionally, the six customers above accounted for a total of 91% and 85% of accrued oil and gas sales as of December 31, 2001 and 2000, respectively.

12.    Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:
	Year Ended December 31,
	2001	2000
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	1,037,297	1,209,653
Development costs	688,663	184,017
Total costs incurred	$1,725,960	$1,393,670
Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$5,868,053	$4,142,093
Less accumulated depletion and depreciation	(1,230,862)	(755,785)
Net oil and gas property costs	$4,637,191	$ 3,386,308

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
	Oil (Barrels)	Gas (MCF)
Balance, January 1, 2000	612,372	2,121,593
Purchase of minerals in place	252,885	16,388
Revisions of previous estimates	49,857	(152,974)
Production	(37,769)	(143,172)
Balance, December 31, 2000	877,345	1,841,835
Purchase of minerals in place	233,583	29,016
Revisions of previous estimates	42,300	(105,214)
Production	(84,046)	(114,123)
Balance, December 31, 2001	1,069,182	1,651,514
Proved developed reserves, December 31, 2001	852,139	1,362,123
Proved developed reserves, December 31, 2000	813,957	1,796,644

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

13.    Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows at December 31, 2001 and 2000, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
	Year Ended December 31,
	2001	2000
Future cash inflows	$17,997,000	$29,271,000
Future development and production costs	(9,626,000)	(12,335,000)
Future net cash flows, before income tax	8,371,000	16,936,000
Future income taxes	(1,608,000)	(5,667,000)
Future net cash flows	6,763,000	11,269,000
10% annual discount	(2,367,000)	(4,169,000)
Standardized measure of discounted future net cash flows	$ 4,396,000	$ 7,100,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	Year Ended December 31,
	2001	2000
Sales of oil and gas produced, net of production costs	$(1,467,000)	$ (962,000)
Purchase of minerals in place	895,000	1,779,000
Net changes in prices and production costs	(4,816,000)	2,382,000
Revisions and other	(664,000)	336,000
Accretion of discount	710,000	470,000
Net change in income taxes	2,638,000	(1,606,000)
Net change	(2,704,000)	2,399,000
Balance, beginning of year	7,100,000	4,701,000
Balance, end of year	$ 4,396,000	$ 7,100,000

********************
ITEM 8-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 9-	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	40	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	59	Director	July 1997-present
Robert A. Manogue	77	Director	July 1997-present
Donald H. Stevens	48	Director	September 1999-present

Mr. Reaves, age 40, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 59, has been a Director of the Company since July 1997. From September 2001 to present Mr. Bryant has been Chief Executive Officer of International Gateway Exchange. From November 1994 to November 2001, Bryant has been President of Dial-thru International. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 77, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

Donald H. Stevens, age 48, has been a Director of the Company since September 1999. Since August 1997 to present he has been Vice President and Treasurer of Forest Oil Corp. He served as Vice President of Corporate Relations for Barrett Resources Corp. from August 1992 until August 1997. He also served as Manager of Corporate and Tax planning for Kennecott Corp. from July 1989 until August 1992.
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

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended December 31, 2001. Two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

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

       During the fiscal year ended December 31, 2001 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:
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

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

       The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

       The following table details aggregate fees billed for fiscal year ended December 31, 2001 by Hein + Associates LLP for:

*	Professional services rendered for the audit of the Company's annual consolidated financial statements and the reviews of the Company's quarterly consolidated financial statements;
*	Financial information systems design and implementation; and
*	All other services:
	Services for Fiscal 2001	Aggregate Fees Billed
	Audit	$29,052
	Financial Information System Design and Implementation	$___________
	Other	$ 7,071

       Neither the Board of Directors nor the Audit Committee of the Board of Directors has considered whether the provision of the services covered by the caption "Financial Information System Design and Implementation" or "Other" in the above table is compatible with Hein + Associates LLP's independence.

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Roger Bryant
Robert Manogue

       The compensation advisory committee did not meet during fiscal 2001. The compensation advisory committee:
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
				Long-Term
Name and				Compensation
Principal Position	Fiscal Year	Salary	Bonus	Options (#)
Ray D. Reaves	2001	$120,000	$50,000	200,000
Chief Executive	2000	$ 90,000	$30,000	400,000
Officer and President

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2001 and 2000, to the Company's Officers and Directors.
Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves	200,000	$1.38	12/31/2003
President and CEO	200,000	$2.125	4/01/2004
	200,000	$0.69	12/31/2003
Donald H. Stevens	100,000	$1.16	12/31/2003
Director	10,000	$1.38	12/31/2003
Roger D. Bryant	10,000	$1.38	12/31/2003
Director
Robert A. Manogue	10,000	$1.38	12/31/2003
Director

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 2001 and information as of December 31, 2001, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
The Delray Trust 3606 Belle Grove Sugar Land, Texas 77479	542,928	7.2%
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,242,024[1]	42.7%
Robert A. Manogue 1703 Edelweiss Drive Cedar Park, Texas 78613	211,527[2]	2.7%
Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	10,000[3]	.03%
Donald H. Stevens 1703 Edelweiss Drive Cedar Park, Texas 78613	110,000[4]	1.4%
All Officers and Directors as a Group (4 persons)	3,573,551	46.83%

____________________________

1 Includes (i) shares beneficially owned based on position with BPI; and (ii) 600,000 shares of Common Stock underlying options granted to Mr. Reaves. Mr. Reaves disclaims beneficial ownership of 110,000 shares of Common Stock owned of record by BPI for the purposes of Section 16 of the Exchange Act.
2 Includes 10,000 shares of Common Stock underlying an option granted to Mr. Manogue
3 Includes 10,000 shares of Common Stock underlying an option granted to Mr. Bryant.
4 Includes 110,000 shares of Common Stock underlying an option granted to Mr. Stevens.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $1,000 on a month to month basis.

At December 31, 2000, the Company had a note receivable from its majority shareholder in the amount of $7,500.

At December 31, 2000, the Company had a note payable to stockholder in the amount of $16,000.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)
3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).
4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank
4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank
10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)
10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)
10.3

Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

10.4	Audit Committee Charter adopted by the Company on March 28, 2001(incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)
10.5	Consulting Agreement dated November 13, 2001 between FieldPoint Petroleum Corp. and TRG Group LLC. (incorporated by reference to the Company's 10QSB for the quarter ended September 30, 2001)

(b)    Reports on Form 8-K

A report on Form 8-K filed on October 26, 2001 reporting an event under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant
Date: April 15, 2002	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: April 15, 2002
By: /s/ Roger D. Bryant Roger D Bryant Director	Date: April 15, 2002
By: /s/ Robert A. Manogue Robert A. Manogue Director	Date: April 15, 2002
By: /s/ Donald H. Stevens Donald H. Stevens Director	Dated: April 15, 2002