Form 10QSB
period 2002-03-31
FIELDPOINT PETROLEUM CORP
filed 2002-05-20
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2002

[ ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to _________

Commission file number: 0-9435

FieldPoint Petroleum Corporation
 (Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0811034 (I.R.S. Employer Identification No.)

1703 Edelweiss Drive
                    Cedar Park, Texas  78613
(Address of principal executive offices) (Zip Code)

          (512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No_____

As of April 30, 2002, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,580,175.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X

PART I

Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31, 2002	December 31, 2001
CURRENT ASSETS:	(unaudited)
Cash	$ 219,904	$ 351,277
Trading Securities	-	2,880
Derivatives	-	23,053
Accounts receivable:
Due from Stockholder	47,500	7,500
Oil and gas sales	223,499	283,198
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	62,745	38,974
Prepaid expenses	63,535	102,535
Total current assets	617,183	809,417
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,802,255	4,809,276
Lease and well equipment	1,091,300	1,058,777
Furniture and equipment	35,082	35,082
Transportation equipment	102,274	102,274
Less accumulated depletion and depreciation	(1,490,296)	(1,334,353)
Net property and equipment	4,540,615	4,671,056
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	78,400	65,400
OTHER ASSETS	112,297	134,297
Total assets	$ 5,348,495	$ 5,680,170
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 547,667	$ 551,914
Accounts payable and accrued expenses	42,411	160,138
Oil and gas revenues payable	55,300	49,716
Total current liabilities	645,378	761,768
LONG-TERM DEBT, net of current portion	1,114,604	1,239,874
DEFERRED INCOME TAXES	112,000	147,000
COMMMITMENT
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 shares issued and outstanding, respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 110,000 shares of common stock	(1,100)	(1,100)
Retained earnings	817,925	872,940
Total stockholders' equity	3,476,513	3,531,528
Total liabilities and stockholders' equity	$ 5,348,495	$ 5,680,170

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2002	2001
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 499,396	$ 537,689
Well operational and pumping fees	34,789	30,245
Total revenue	534,185	567,934
COSTS AND EXPENSES:
Production expense	275,086	172,870
Depletion and depreciation	155,362	116,894
General and administrative	146,476	136,954
Total costs and expenses	576,924	426,718
OTHER INCOME (EXPENSE):
Interest income (expense), net	(24,237)	(31,155)
Miscellaneous	-	1,147
Realized derivative loss	(23,053)	-
Total other income (expense)	(47,290)	(30,008)
INCOME (LOSS) BEFORE INCOME TAXES	(90,029)	111,208
INCOME TAX (PROVISION) DEFERRED	35,000	(72,638)
NET INCOME (LOSS)	(55,029)	38,570
NET INCOME (LOSS) PER SHARE
BASIC	$ (0.01)	$ *
DILUTED	$ (0.01)	$ *
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,191,936
DILUTED	7,580,175	7,845,533

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2002 (unaudited)	2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (55,029)	$ 38,570
Adjustments to reconcile to net cash provided by operating activities:
Depletion and depreciation	155,362	116,894
Deferred Income Taxes	(35,000)	72,638
Changes in assets and liabilities:
Accounts receivable	(17,072)	(53,873)
Prepaid expenses and other assets	63,893	2,518
Accounts payable and accrued expenses	(117,727)	246,478
Oil and gas revenues payable	5,584	749
Change in fair value of derivatives	23,053	-
Net cash provided by operating activities	23,064	423,974
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(24,921)	(393,832)
Net cash used by investing activities	(24,921)	(393,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(129,516)	(201,148)
Proceeds from exercise of options and warrants	-	244,437
Net cash provided (used) by financing activities	(129,516)	43,289
NET INCREASE (DECREASE) IN CASH	(131,373)	73,431
CASH, beginning of the period	351,277	649,539
CASH, end of the period	$ 219,904	$ 722,970
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$ 25,064	$ 31,155

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2001.

2.     Stockholders Equity

During the period ended March 31, 2001 the president and a director of the Company exercised options at $0.10 per share to acquire 50,000 shares and 25,000 shares of common stock respectively. In addition, warrants to purchase 199,500 shares of the Company's common stock were exercised, netting proceeds after commissions of $236,937.

3.     Acquisition Of Oil and Gas Properties

In October 2001, the Company acquired interest in certain producing properties in Oklahoma for consideration of $733,464. The acquisition was financed with an extension to the Company's existing borrowing facility. The following unaudited pro forma information is presented as if the interests in the property had been acquired on January 1, 2001:

Three Months Ended March 31, 2001
Revenues	$ 856,358
Net income	$ 93,824
Net income per share	$ .01

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

Comparison of three months ended March 31, 2002 to the three months ended March 31, 2001

Results of Operations

Revenues decreased 6% or $33,749 to $534,185 for the three month period ended March 31, 2002 from the comparable 2001 period. This was due to the overall decrease in oil and gas prices. Production volumes increased 27% on a BOE basis. Average oil sales prices decreased 33% at $17.56 for the period ended March 31, 2002 compared to $26.24 for the period ended March 31, 2001. Average gas sales prices decreased 58% to $1.81 for the three-month period ended March 31, 2002 compared to $4.32 for the period ended March 31, 2001.

Production expenses increased 59% or $102,216 to $275,086 for the three month period ended March 31, 2002 from the comparable 2001 period, this was primarily due to the increase in oil and gas properties and workovers in the form of remedial repairs. Depletion and depreciation increased 32% or $38,468 to 155,362 due to the purchase of additional oil and gas properties, and related equipment. General and administrative overhead cost increased 7% or $9,522 to $146,476 for the three-month period ended March 31, 2002 from the three-month period ended March 31, 2001. This was attributable to an increase in salaries and administrative expense in the 2002 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $23,064 for the three-month period ended March 31, 2002, as compared to $423,974 in cash flow provided by operating activities in the 2001 period. The decrease in cash from operating activities was primarily due to lower payable balances and a net loss in the period.

Cash flow used by investing activities was $24,921 in the period ended March 31, 2002, compared to $393,832 for March 31, 2001. This was due to the purchase of additional oil and gas properties. Cash flow used by financing activities was $129,516 for the period ended March 31, 2001, compared to cash flow provided of $43,289 for the same period in 2001. This decrease was primarily due to proceeds from the exercise of stock options and warrants for the three month period ended March 31, 2001.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION
Date: May 20, 2002	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer