Form 10QSB
period 2002-06-30
FIELDPOINT PETROLEUM CORP
filed 2002-09-23
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

As of August 31, 2002, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,580,175.

Transitional Small Business Disclosure Format (Check one):   Yes      No  X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2002	2001
CURRENT ASSETS:	(unaudited)
Cash	$ 737,165	$ 351,277
Trading securities	-	2,880
Derivatives		23,053
Accounts receivable:
Advances	47,500	7,500
Oil and gas sales	210,152	283,198
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	85,130	38,974
Prepaid expenses	61,535	102,535
Total current assets	1,141,482	809,417
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,375,248	4,809,276
Lease and well equipment	856,744	1,058,777
Furniture and equipment	35,083	35,082
Transportation equipment	102,274	102,274
Less accumulated depletion and depreciation	(1,518,686)	(1,334,353)
Net property and equipment	3,850,663	4,671,056
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	78,400	65,400
OTHER ASSETS	85,297	134,297
Total assets	$ 5,155,842	$ 5,680,170
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 547,667	$ 551,914
Accounts payable and accrued expenses	56,645	160,138
Oil and gas revenues payable	105,297	49,716
Total current liabilities	709,609	761,768
LONG-TERM DEBT, net of current portion	971,395	1,239,874
DEFERRED INCOME TAXES	69,000	147,000
COMMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 shares issued
Respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 110,000 and 117,500 shares, at cost	(1,100)	(1,100)
Retained earnings	747,250	872,940
Total stockholders' equity	3,405,838	3,531,528
Total liabilities and stockholders' equity	$ 5,155,842	$ 5,680,170

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
	For The Three Months Ended June 30,
REVENUE:	2002 (unaudited)	2001 (unaudited)
Oil and gas sales	$ 638,886	$ 666,697
Well operational and pumping fees	34,789	29,994
Total revenue	673,675	696,691
COSTS AND EXPENSES:
Production expense	514,925	223,449
Depletion and depreciation	181,658	96,000
General and administrative	161,308	118,684
Total costs and expenses	857,891	438,133
OTHER INCOME (EXPENSE):
Interest income (expense)	(22,976)	(23,291)
Gain on Sale of Oil and Gas Property	96,149	-
Miscellaneous	-	17,088
Realized derivative loss	-	(39,947)
Unrealized derivative gain	-	13,840
Total other income (expense)	73,173	(32,310)
INCOME (LOSS) BEFORE INCOME TAXES	(111,043)	226,248
INCOME TAX (PROVISION) BENEFIT	43,000	(25,000)
NET INCOME (LOSS)	(68,043)	201,248
NET INCOME (LOSS) PER SHARE
	$ (0.01)	$ 0.03
DILUTED	$ (0.01)	$ 0.03
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,340,119
DILUTED	7,580,175	7,634,273

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
	For The Six Months Ended June 30,
	2002 (unaudited)	2001 (unaudited)
REVENUE:
Oil and gas sales	$ 1,138,282	$ 1,204,386
Well operational and pumping fees	69,578	60,239
Total revenue	1,207,860	1,264,625
COSTS AND EXPENSES:
Production expense	790,011	396,319
Depletion and depreciation	304,658	212,894
General and administrative	342,784	255,638
Total costs and expenses	1,437,453	864,851
OTHER INCOME (EXPENSE):
Interest income (expense)	(47,213)	(54,446)
Gain on Sale of Oil and Gas Property	96,149	-
Miscellaneous	-	18,235
Realized derivative loss	23,054	(39,947)
Unrealized derivative gain	-	13,840
Total other income (expense)	25,882	(62,318)
INCOME (LOSS) BEFORE INCOME TAXES	(203,711)	337,456
INCOME TAX (PROVISION) CURRENT		(34,638)
INCOME TAX (PROVISION) BENEFIT	78,000	(63,000)
NET INCOME (LOSS)	(125,711)	239,818
NET INCOME (LOSS) PER SHARE
BASIC	$ (0.02)	$ 0.03
DILUTED	$ (0.02)	$ 0.03
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,264,408
DILUTED	7,580,175	7,888,791

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	June 30,
	2002 (unaudited)	2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (125,711)	$ 239,818
Adjustments to reconcile to net cash provided by operating activities:
Depletion and depreciation	304,658	212,894
Deferred Income Taxes	(78,000)	63,000
Income Tax Benefit from Exercise of Stock Options	-	34,638
Stock Compensation to Consultant	-	14,250
Changes in assets and liabilities:
Accounts receivable	(26,110)	(63,204)
Change in fair value of derivative	23,053	(13,840)
Prepaid expenses and other assets	92,900	24,398
Accounts payable and accrued expenses	(103,493)	(76,489)
Oil and gas revenues payable	55,581	2,067
Gain on Sale of Oil and Gas Property	96,149	-
Net cash provided (used) by operating activities	46,729	437,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(98,115)	(766,258)
Purchase of furniture and equipment	-	-
Proceeds from sale of Oil and Gas property	710,000	-
Net cash provided (used) by investing activities	611,885	(766,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	150,000
Repayments of long-term debt	272,726	(296,334)
Proceeds from sales of common stock, net of offering fees	-	-
Proceeds from exercise of options and warrants	-	284,452
Net cash provided (used) by financing activities	(272,726)	138,118
NET INCREASE (DECREASE) IN CASH	385,888	(190,608)
CASH, beginning of the period	351,277	649,539
CASH, end of the period	$ 737,165	$ 458,930

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's independent auditors have not completed their review of this 10-QSB, and the company will amend this 10-QSB at the time those procedures are completed. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2001.

2.     Stockholders Equity

During the period ended June 30, 2001 the president and a director of the Company exercised options at $0.10 per share to acquire 50,000 shares and 25,000 shares of common stock, respectively. In addition, warrants to purchase 233,000 shares of the Company's common stock were exercised, netting proceeds after commissions of $284,452. In June 2001, the Company issued 7,500 treasury shares to a consultant in lieu of cash for services. The shares were valued at the quoted value of the stock at the time of the transaction of $14,250.

3.     Disposition of Oil and Gas Properties

During the period ended June 30, 2002 the Company sold the Ona NW Unit for $710, 000 in cash consideration for the lease rights and related equipment. The Company realized a gain of $96,149 on the sale.

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

Comparison of three months ended June 30, 2002 to the three months ended June 30, 2001

Results of Operations

Revenues decreased 3% or $23,016 to $673,675 for the three month period ended June 30, 2002 from the comparable 2001 period, this was due to the overall decrease in the average price received for oil and gas sales. Production volumes increased 26% on a BOE basis. Average oil sales prices decreased 10% to $24.62 for the period ended June 30, 2002 compared to $27.22 for the period ended June 30, 2001. Average gas sales prices decreased 52% to $2.32 for the three month period ended June 30, 2002 compared to $4.79 for the period ended June 30, 2001.

Production expenses increased 130% or $291,476 to $512,925 for the three month period ended June 30, 2002 from the comparable 2002 period, this was primarily due to the acquisition of working interest in the state of Oklahoma during the last quarter of 2001 and additional workovers in the form of remedial repairs. Depletion and depreciation increased 89% due to the purchase of additional oil and gas properties and related equipment during the period ended December 31, 2001 compared to the 2000 period. General and administrative overhead cost increased 35% or $42,624 to $161,308 for the three month period ended June 30, 2002 from the three month period ended June 30, 2001. This was primarily due to higher salaries, cost associated with evaluating acquisitions and consulting fees.

Net other income for the three months ended June 30, 2002 was $73,173 compared to expenses of $32,310 for the 2002 period. This increase was primarily due to a realized gain on sale of the Ona NW Unit during June 2002.

Comparison of six months ended June 30, 2002 to the six months ended June 30, 2001

Results of Operations

Revenues decreased 4% or $56,765 to $1,207,860 for the six month period ended June 30, 2002 from the comparable 2002 period due to the overall increase in oil and gas sales. Production volumes increased 32% on a BOE basis. Average oil sales prices decreased 18% to $22.15 for the period ended June 30, 2002 compared to $26.30 for the period ended June 30, 2001. Average gas sales prices decreased 54% to $1.93 for the six month period ended June 30, 2002 compared to $4.17 for the period ended June 30, 2001.

Production expenses increased 99% or $393,692 to $790,011 for the six month period ended June 30, 2002 from the comparable 2001 period, this was primarily due to the acquisition of working interest in Oklahoma during the last quarter of 2001 and additional workovers in the form of remedial repairs. Depletion and depreciation increased 43% to $304,658, this was due to the increase in leasehold and related equipment during the period ended June 30, 2002 compared to the 2001 period. General and administrative overhead cost increased 34% or $87,146 to $342,784 for the six month period ended June 30, 2002 from the six month period ended June 30, 2001. This was attributable to higher salaries and consulting fees.

Net other income for the six months ended June 30, 2002 was $25,882 compared to $62,318 in expense for the comparable 2001 period. The increase was primarily due to a gain on sale of oil and gas property in 2002.

Liquidity and Capital Resources

Cash flow provided by operating activities was $46,729 for the six month period ended June 30, 2002, as compared to $437,532 in cash flow provided by operating activities in the 2001 period. The decrease in cash from operating activities was primarily due to the net loss offset by gain on sale of oil and gas properties and increase in prepaids and other asset.

Cash flow provided by investing activities was $611,885 in the period ended June 30, 2002, compared to $766,258 used by investing activities for June 30, 2001. This is primarily due to the sale of oil and gas properties in 2002. Cash flow used by financing activities was $272,726 for the period ended June 30, 2002, compared to a cash flow provided by financing activities of $138,118 for the same period in 2001.

This decrease was primarily due to the increased proceeds from long-term debt and the exercise of common stock options and warrants for the six months period ended June 30, 2001.

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

FIELDPOINT PETROLEUM CORPORATION
Date: 9/23/2002	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer

CERTIFICATION

I, Ray Reaves, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of FieldPoint Petroleum Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         September 23, 2002

/s/ Ray Reaves
Ray Reaves, President, Chief Executive
Officer, Chief Financial Officer