Form 10QSB/A
period 2002-06-30
FIELDPOINT PETROLEUM CORP
filed 2002-11-01
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A-1

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

COMMITMENTS
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

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended
	June 30,
	2002	2001
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 638,886	$ 666,697
Well operational and pumping fees	34,789	29,994
Total revenue	673,675	696,691

COSTS AND EXPENSES:
Production expense	514,925	223,449
Depletion and depreciation	149,296	96,000
General and administrative	196,308	118,684
Total costs and expenses	860,529	438,133
OTHER INCOME (EXPENSE):
Interest income (expense)	(22,976)	0(23,291)
Gain on Sale of Oil and Gas Property	96,149	-
Miscellaneous	-	17,088
Realized derivative loss	-	(39,947)
Unrealized derivative gain	-	13,840
Total other income (expense)	73,173	(32,310)

INCOME (LOSS) BEFORE INCOME TAXES	(113,681)	226,248

INCOME TAX (PROVISION) BENEFIT	43,000	(25,000)

NET INCOME (LOSS)	(70,681)	201,248

NET INCOME (LOSS) PER SHARE
BASIC	$ (0.01)	$ 0.03
DILUTED	$ (0.01)	$ 0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,340,119
DILUTED	7,580,175	7,634,273

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Six Months Ended June 30,
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

 See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


	June 30,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (125,711)	$ 239,818
Adjustments to reconcile to net cash provided by operating activities:
Depletion and depreciation	304,658	212,894
Gain on Sale of Oil and Gas Property	96,149	-
Deferred Income Taxes	(78,000)	63,000
Income Tax Benefit from Exercise of Stock Options	-	34,638
Stock Compensation to Consultant	-	14,250
Changes in assets and liabilities:
Accounts receivable	(26,110)	(63,204)
Change in fair value of derivative	23,053	(13,840)
Prepaid expenses and other assets	92,900	24,398
Accounts payable and accrued expenses	(103,493)	(76,489)
Oil and gas revenues payable	55,581	2,067
Net cash provided (used) by operating activities	46,729	437,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(98,115)	(766,258)
Purchase of furniture and equipment	-	-
Proceeds from sale of Oil and Gas property	710,000	-
Net cash provided (used) by investing activities	611,885	(766,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	150,000
Repayments of long-term debt	(272,726)	(296,334)
Proceeds from sales of common stock, net of offering fees	-	-
Proceeds from exercise of options and warrants	-	284,452
Net cash provided (used) by financing activities	(272,726)	138,118

NET INCREASE (DECREASE) IN CASH	385,888	(190,608)

CASH, beginning of the period	351,277	649,539

CASH, end of the period	$ 737,165	$ 458,930

 See accompanying notes to these consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Nature of Business, Organization And Basis of Preparation And Presentation

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

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

3.       Disposition of Oil and Gas Properties

During the period ended June 30, 2002 the Company sold the lease rights and related equipment of the Ona NW Unit which was acquired in October 2001 for $710, 000 cash consideration. The Company realized a gain of $96,149 on the sale.

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

Production expenses increased 130% or $291,476 to $514,925 for the three month period ended June 30, 2002 from the comparable 2002 period, this was primarily due to the acquisition of working interest in the state of Oklahoma during the last quarter of 2001 and additional workovers in the form of remedial repairs. Depletion and depreciation increased 89% due to increased production and the purchase of additional oil and gas properties and related equipment during the period ended December 31, 2001. General and administrative overhead cost increased 65% or $77,624 to $196,308 for the three month period ended June 30, 2002 from the three month period ended June 30, 2001. This was primarily due to higher salaries, costs associated with evaluating acquisitions and consulting fees.

Net other income for the three months ended June 30, 2002 was $73,173 compared to expense of $32,310 for the 2001 period. This increase was primarily due to a realized gain of 96,149 on sale of the Ona NW Unit during June 2002.

Comparison of six months ended June 30, 2002 to the six months ended June 30, 2001

Results of Operations

Revenues decreased 4% or $56,765 to $1,207,860 for the six month period ended June 30, 2002 from the comparable 2001 period due to the overall decrease in oil and gas prices. Production volumes increased 32% on a BOE basis. Average oil sales prices decreased 18% to $22.15 for the period ended June 30, 2002 compared to $26.30 for the period ended June 30, 2001. Average gas sales prices decreased 54% to $1.93 for the six month period ended June 30, 2002 compared to $4.17 for the period ended June 30, 2001.

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

Net other income for the six months ended June 30, 2002 was $25,882 compared to $62,318 in expense for the comparable 2001 period. The increase was primarily due to a gain on sale of oil and gas property in 2002.

Liquidity and Capital Resources

Cash flow provided by operating activities was $46,729 for the six month period ended June 30, 2002, as compared to $437,532 in cash flow provided by operating activities in the 2001 period. The decrease in cash from operating activities was primarily due to the net loss, offset by increased depletion and depreciation and increases in prepaid and other assets.

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

This decrease was primarily due to the proceeds from long-term debt and the exercise of common stock options and warrants for the six months period ended June 30, 2001, compared to repayment of long-term debt for the six months ended June 30, 2002.

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

 Date: November 1, 2002 	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer

 CERTIFICATION

I, Ray Reaves, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of FieldPoint Petroleum Corporation;
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

Date:         November 1, 2002

/s/ Ray Reaves
Ray Reaves, President, Chief Executive
Officer, Chief Financial Officer