Form 10QSB
period 2002-09-30
FIELDPOINT PETROLEUM CORP
filed 2002-12-24
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

As of October 31, 2002, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,470,175.

Transitional Small Business Disclosure Format (Check one):     Yes      No  X

PART I
Item 1.   Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2002	2001
CURRENT ASSETS:	(unaudited)
Cash	$ 379,983	$ 351,277
Trading securities	-	2,880
Derivatives	-	23,053
Accounts receivable:
Advances	47,500	7,500
Oil and gas sales	210,152	283,198
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	63,287	38,974
Prepaid expenses	64,035	102,535
Total current assets	764,957	809,417
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,606,834	4,809,276
Lease and well equipment	898,300	1,058,777
Furniture and equipment	35,082	35,082
Transportation equipment	102,274	102,274
Less accumulated depletion and depreciation	(1,629,795)	(1,334,353)
Net property and equipment	4,012,695	4,671,056

LONG-TERM JOINT INTEREST BILLING RECEIVABLE	78,400	65,400
OTHER ASSETS	58,297	134,297
Total assets	$ 4,914,349	$ 5,680,170

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 934,632	$ 551,914
Accounts payable and accrued expenses	70,156	160,138
Oil and gas revenues payable	310,831	49,716
Total current liabilities	1,315,619	761,768

LONG-TERM DEBT, net of current portion	14,055	1,239,874
DEFERRED INCOME TAXES	130,000	147,000

COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 shares issued
Respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 110,000 and 117,500 shares, at cost	(1,100)	(1,100)
Retained earnings	796,087	872,940
Total stockholders' equity	3,454,675	3,531,528
Total liabilities and stockholders' equity	$ 4,914,349	$ 5,680,170

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended
	September 30,
	2002	2001
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 584,470	$ 599,110
Well operational and pumping fees	29,968	29,994
Total revenue	614,438	629,104

COSTS AND EXPENSES:
Production expense	199,862	258,246
Depletion and depreciation	111,109	112,000
General and administrative	170,947	115,718
Total costs and expenses	481,918	485,964
OTHER INCOME (EXPENSE):
Interest income (expense), net	(15,221)	(25,181)
Miscellaneous	650	1,014
Unrealized and realized derivative loss	(8,024)	13,840
Total other income (expense)	(22,595)	(38,007)

INCOME BEFORE INCOME TAXES	109,925	105,133
INCOME TAX (PROVISION) CURRENT	-	(15,000)
INCOME TAX (PROVISION) DEFERRED	(61,l000)	(22,000)

NET INCOME	48,925	68,133

NET INCOME PER SHARE
BASIC	$ (0.01)	$ 0.01
DILUTED	$ (0.01)	$ 0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,387,363
DILUTED	7,580,175	7,579,160

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Nine Months Ended September 30,
REVENUE:	2002 (unaudited)	2001 (unaudited)
Oil and gas sales	$ 1,722,752	$ 1,803,496
Well operational and pumping fees	99,546	90,233
Total revenue	1,822,298	1,893,729

COSTS AND EXPENSES:
Production expense	989,873	654,565
Depletion and depreciation	415,767	324,894
General and administrative	513,731	371,356
Total costs and expenses	1,919,371	1,350,815
OTHER INCOME (EXPENSE):
Interest income (expense), net	(62,434)	(79,627)
Gain on Sale of Asset	96,149	-
Miscellaneous	650	19,249
Realized and unrealized derivative loss	(31,078)	(39,947)
Total other income (expense)	3,287	(100,325)

INCOME (LOSS) BEFORE INCOME TAXES	(93,786)	442,589
INCOME TAX (PROVISION) CURRENT	-	(49,638)
INCOME TAX BENEFIT (PROVISION) DEFERRED	17,000	(85,000)

NET INCOME (LOSS)	(76,786)	307,951

NET INCOME (LOSS) PER SHARE
BASIC	$ (0.01)	$ 0.04
DILUTED	$ (0.01)	$ 0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,305,645
DILUTED	7,580,175	8,122,025

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (76,786)	$ 307,951
Adjustments to reconcile to net cash provided by operating activities:
Depletion and depreciation	415,767	324,894
Gain on Sale of Oil and Gas Property	(17,000)	85,000
Deferred Income Taxes	(96,149)	-
Income Tax Benefit from Exercise of Stock Options	-	34,638
Stock Compensation to Consultant	-	28,500
Changes in assets and liabilities:
Accounts receivable	(4,267)	(134,028)
Change in fair value of derivative	23,053	-
Prepaid expenses and other assets	117,313	37,397
Accounts payable and accrued expenses	(89,982)	(55,376)
Oil and gas revenues payable	261,115	2,206
Net cash provided (used) by operating activities	533,064	631,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(371,257)	(864,217)
Purchase of furniture and equipment	-	(2,586)
Proceeds from sale of Oil and Gas property	710,000	-
Net cash provided (used) by investing activities	383,743	(866,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(843,101)	(497,977)
Proceeds from exercise of options and warrants	-	404,468
Net cash provided (used) by financing activities	(843,101)	(93,509)

NET INCREASE (DECREASE) IN CASH	28,706	(329,130)

CASH, beginning of the period	351,277	649,539

CASH, end of the period	$ 379,983	$ 320,409

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10KSB filing for the year ended December 31, 2001.

2     Stockholders Equity

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

3.    Disposition of Oil and Gas Properties

During the period ended September 30, 2002 the Company sold the lease rights and related equipment of the ONA NW Unit, which was acquired in October 2001, for $710,000 in cash consideration for the lease rights and related equipment. The Company realized a gain of $96,149 on the sale.

4.    Subsequent Event

Subsequent to quarter- end, the Company reached an agreement with a shareholder to repurchase 50,000 shares of common stock at a price of $0.35 per share. The transaction was privately negotiated and the redeemed shares will be cancelled and returned to the authorized but unissued shares of capital stock of the Company.

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

Comparison of three months ended September 30, 2002 to the three months ended September 30, 2001

Results of Operations

Revenues decreased 2% or $14,666 to $614,438 for the three month period ended September 30, 2002 from the comparable 2001 period, this was due primarily to the overall decrease in oil and gas sales. Production volumes decreased 16% on a BOE basis. Average oil sales prices decreased 10% to $27.40 for the period ended September 30, 2002 compared to $24.86 for the period ended September 30, 2001. Average gas sales prices remained unchanged at $2.32 for the period ended September 30, 2002 compared to $2.30 for the period ended September 30, 2001.

Production expenses decreased 23% or $58,384 to $199,862 for the three month period ended September 30, 2002 from the comparable 2001 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of producing oil and gas properties the company owns. Depletion and depreciation remained unchanged at approximately $112,000 this was primarily due to the sale of oil and gas properties and related equipment resulting in decreased production and cost basis during the period ended September 30, 2002 compared to the 2001 period. General and administrative overhead cost increased 47% or $55,229 to $170,947 for the three month period ended September 30, 2002 from the comparable 2001 period. This was attributable to increased salaries, consulting fees, and engineering fees related to research of possible acquisitions.

Net other expense for the three months ended September 30, 2002 was $22,595 compared to $38,007 for the 2001 period. This decrease was primarily due to a reduction in unrealized derivative and a reduction in interest expense. The reduction in interest expense resulted from the paydown of debt following the sale of oil and gas properties.

Comparison of nine months ended September 30, 2002 to the nine months ended September 30, 2001

Results of Operations

Revenues decreased 5% or $71,431 to $1,822,298 for the nine month period ended September 30, 2002 from the comparable 2001 period, this was due to the overall decrease in oil and gas prices this was partially offset by an increase in production volumes of 17% on a BOE basis. Average oil sales prices decreased 8% to $23.74 for the period ended September 30, 2002 compared to $25.84 for the period ended September 30, 2001. Average gas sales prices decreased 42% to $2.03 for the nine month period ended September 30, 2002 compared to $3.50 for the period ended September 30, 2001.

Production expenses increased 51% for the nine month period ended September 30, 2002 from the comparable 2001 period, this was primarily due to additional workovers in the form of remedial repairs and an increase in the number of oil and gas properties the company owns. Depletion and depreciation expense increased 27% to $415,767 this was due to the development of additional oil and gas properties and related equipment resulting in increased production during the period ended September 30, 2002 compared to the 2001 period. General and administrative overhead cost increased 38% or $142,375 to $513,731 for the nine month period ended September 30, 2002 from the nine month period ended September 30, 2001. This was attributable to increased salaries, consulting fees and engineering fees related to research of possible acquisitions.

Net other income for the nine months ended September 30, 2002 was $3,286 compared to net other expense of $100,325 for the comparable 2001 period. The improvement was primarily due to a gain on the sale of assets of $96,149 for the nine month period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $533,064 for the nine month period ended September 30, 2002, as compared to $631,182 in cash flow provided by operating activities in the 2001 period. The decrease in cash from operating activities was primarily due to the reduction in earnings in the 2002 period, offset by an increase in oil and gas revenues payable.

Cash flow provided by investing activities was $338,743 for the period ended September 30, 2002, compared to cashflow used by investing activities of $866,803 for the period ended September 30, 2001. This was primarily due to the sale of oil and gas properties and the reduction in property acquisition and related development activity in 2002. Cash flow used by financing activities was $843,101 for the period ended September 30, 2002, as compared to $93,509 used by financing activities for the same period in 2001. This was due to an increase in repayment of existing long-term debt during 2002. Also in 2001 the Company had proceeds from the exercise of options and warrants of $404,468, which did not recur in 2002.

The Company cannot predict how oil and gas prices will vary during 2002 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

PART I
Item 3    Controls and Procedures

Ray Reaves, Chief Executive Officer and Chief Financial Officer of FieldPoint Petroleum Corporation, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     a.     Exhibits

99.1	Certification

     b.     Reports on Form 8-K

            None.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 2002	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer

CERTIFICATION PURSUANT TO 18.U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002.

The undersigned officer of FieldPoint Petroleum Corporation (the "Company") hereby certifies that:

i.     the accompanying Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934; and

ii.    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  December 24, 2002

/s/ Ray Reaves
Ray Reaves
Chief Executive Officer and
Chief Financial Officer