Form 10QSB/A
period 2002-09-30
FIELDPOINT PETROLEUM CORP
filed 2002-12-27
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

As of October 31, 2002, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,530,175.

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

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended
	September 30,
	2002	2001
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 584,470	$ 599,110
Well operational and pumping fees	29,968	29,994
Total revenue	614,438	629,104

COSTS AND EXPENSES:
Production expense	199,862	258,246
Depletion and depreciation	111,109	112,000
General and administrative	170,947	115,718
Total costs and expenses	481,918	485,964
OTHER INCOME (EXPENSE):
Interest income (expense), net	(15,221)	(25,181)
Miscellaneous	650	1,014
Unrealized and realized derivative loss	(8,024)	13,840
Total other income (expense)	(22,595)	(38,007)

INCOME BEFORE INCOME TAXES	109,925	105,133
INCOME TAX (PROVISION) CURRENT	-	(15,000)
INCOME TAX (PROVISION) DEFERRED	(61,l000)	(22,000)

NET INCOME	48,925	68,133

NET INCOME PER SHARE
 BASIC	$ 0.01	$ 0.01
DILUTED 	$ 0.01	$ 0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,387,363
DILUTED	7,580,175	7,579,160

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

Comparison of three months ended September 30, 2002 to the three months ended September 30, 2001

Results of Operations

Revenues decreased 2% or $14,666 to $614,438 for the three month period ended September 30, 2002 from the comparable 2001 period, this was due primarily to the overall decrease in oil and gas sales. Production volumes decreased 16% on a BOE basis. Average oil sales prices increased 10% to $27.40 for the period ended September 30, 2002 compared to $24.86 for the period ended September 30, 2001. Average gas sales prices remained unchanged at $2.32 for the period ended September 30, 2002 compared to $2.30 for the period ended September 30, 2001.

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

 Date: December 27, 2002 	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer

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

Dated:  December 27, 2002

/s/ Ray Reaves
Ray Reaves
Chief Executive Officer and
Chief Financial Officer