Form 10KSB
period 2002-12-31
FIELDPOINT PETROLEUM CORP
filed 2003-04-18
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

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

Yes     X     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $2,402,300.

As of December 31, 2002, 7,580,175 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2001, was $4,169,366.

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

Reverse Acquisition - On December 22, 1997, the Company entered into an Agreement with Bass Petroleum, Inc., a Texas corporation ("BPI"), pursuant to which, on December 31, 1997, the Company acquired from the shareholders of BPI an aggregate of 8,655,625 shares of capital stock of BPI, in exchange for the issuance of 4,000,000 unregistered shares of the Company's common stock. The transaction was treated, for accounting purposes, as an acquisition of FieldPoint Petroleum Corporation by Bass Petroleum, Inc. On December 31,1997, the Company changed its name from Energy Production Company to FieldPoint Petroleum Corporation.

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

Operations

As of December 31, 2002, the Company had varying ownership interest in 338 gross productive wells (89.77 net) located in 3 states. The Company operates 59 of the 353 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $1,500 per month as of December 31, 2002.

Employees- As of March 31, 2003, the Company had 4 employees, the Company considers its relationship with its employees satisfactory.

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and gas wells with a production rate for 2002 of approximately 45 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.
	Oil and Gas Production
Quantities	2002	2001
Oil (Bbls)	90,825	84,046
Gas (Mcf)	108,990	114,123
Average Sales Price
Oil ($/Bbl)	$22.62	$23.20
Gas ($/Mcf)	$ 2.00	$ 3.76
Average Production Cost ($/BOE)	$12.02	$8.86

The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2002, purchases by each of three customers, Dorado Oil Company, Plains Petroleum, and Pontotoc Production, Inc. represented more than 10% of the total Company revenues. Neither of these three customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2002, of productive wells in the areas indicated.
Productive Wells
	Oil		Gas
State	Gross[1]	Net[2]	Gross[1]	Net[2]
Oklahoma	209	47.23	37	4.59
Texas	82	31.15	7	3.8
Wyoming	3	3	-	-
Total	294	81.38	44	8.39

Drilling Activity

The Company drilled no wells in 2001and 2002.

Reserves

Please refer to unaudited Note 12 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2002 and 2001.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 2002. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.
	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]
Oklahoma	8906	1175	200	19
Texas	2120	547	1360	1000
Wyoming	200	200	2000	2000
Total	11226	1922	1960	1419

ITEM 3-LEGAL PROCEEDINGS

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "FPPC." The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
FISCAL 2001	CLOSING BID
	HIGH	LOW
First Quarter	2.2500	1.3400
Second Quarter	2.0900	1.6500
Third Quarter	2.2800	1.4300
Fourth Quarter	2.1000	1.1400
FISCAL 2002
	HIGH	LOW
First Quarter	1.6500	.8000
Second Quarter	.9000	.4000
Third Quarter	.7500	.2500
Fourth Quarter	.7500	.1600

At March 31, 2002, the approximate number of shareholders of record was 1,150. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December31,  2002, the Company issued no securities without registration under the Securities Act of 1933, as amended.

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

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	420,000	$1.73	420,000
Total	420,000	$1.73	420,000

(1)    Includes nonqualified options granted to outside directors.

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

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Results of Operation

Revenues decreased 4% or $97,844 to $2,402,300 for the year ended December 31, 2002, from the comparable 2001 period. Oil production volumes increased by 8% at the same time the average price per barrel decreased 2% during 2002 to $22.62 from the comparable 2001 period average price of $23.20 per barrel. Also in 2002, the gas production volume decreased by 4% while the average price per Mcf was $2.00, a decrease of 47% from the 2001 comparable period. The increase in production volumes were primarily due to the existing production and continued development of oil and gas wells in Oklahoma.
	Year Ended December 31,
	2002	2001
Oil Production	90,825	84,046
Average Sales Price Per Bbl ($/Bbl)	$22.62	$23.20
Gas Production	108,990	114,123
Average Sales Price Per Mcf ($/Mcf)	$2.00	$3.76

Production expenses increased 43% or $397,806 to $1,310,609 for the year ended December 31, 2002, from the comparable 2001 period. The increase was due to cost associated with Oklahoma field production, with increases in workover expense and remedial repairs incurred in 2002 as compared to 2001. Depletion and depreciation expense increased 6% or $33,580 to $514,658 for the year ended December 31, 2002 from the comparable 2001 period. The increase in depletion and depreciation was due to increases in oil and gas property cost as well as increased production volume. General and administrative overhead cost increased 52% or $264,312 to $772,410 for the 2002 period verses the comparable 2001 period this was due primarily to an increase in consulting fees, some of which related to evaluation of possible acquisition prospects.

Net other expenses for the year ended December 31, 2002, was $18,344 compared to net other expenses of $126,633 for 2001. This decrease was primarily due to gain on sale of properties offset by decreases in interest expense and losses on derivatives.

The Company's net income decreased by $439,914 to a loss of $131,521 for the year ended December 31, 2002, from the comparable 2001 period. The decrease in net income was primarily due to increased operating and general and administrative expenses as previously discussed.

Liquidity and Capital Resources

Cash flow from operating activities was $796,635 for the year ended December 31, 2002, compared to $868,152 for the year ended December 31, 2001. The decrease in cash flow from operating activities was primarily due to the net loss of the Company adjusted by gain on sale of property offset by an increase in accrued oil and gas sales, for the year ended December 31, 2001.

Cash flow provided by investing activities was $224,216 in the period ended December 31, 2002, compared to $1,754,846 in cash flow used by investing activities for December 31, 2001. This is primarily due to decreased purchases of oil and gas properties and property development cost in 2002. Cash flow used by financing activities was $969,668 for the period ended December 31, 2002, compared to $588,432 in cash flow provided by financing activities for the same period in 2001. This was primarily due to decreases in advances of long-term debt, net of repayment; and a decrease in proceeds from the exercise of options and warrants.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2003 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2003. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2003 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2002. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Quantitative and Qualitative Disclosures about Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2001, we have approximately 9,000 barrels of oil subject to put options with a floor price of $21.50 per barrel. The Company paid premiums totaling $22,500 in association with the transactions, which are expensed as part of the realized loss on derivatives. Unrealized loss relating to the market exposure of positions was less than $1,000 at December 31, 2001 and there were no open positions at December 31, 2002.  For 2002 and 2001, we recorded a realized loss on derivative transactions of $37,869 and $42,947.

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

Impairment of Developed Oil and Gas Properties

We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of our oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and gas properties during 2001 and 2002.

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

New Accounting Pronouncements

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 ("SFAS 143"), Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company is assessing the impact SFAS 143 will have on its financial statements.

In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS 144 effective January 1, 2002 with no material effect on its financial position, results of operations, or cash flows.

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002 the FASB issued Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123 ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123 the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirement in these financial statements.

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

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiary
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HEIN + ASSOCIATES LLP

Dallas, Texas
April 3, 2003

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$ 402,460	$ 351,277
Trading securities	-	2,880
Derivatives	-	23,053
Accounts receivable:
Due from stockholder	-	7,500
Oil and gas sales	245,907	283,198
Joint interest billings, less allowance for doubtful accounts of $99,192 and $43,753, respectively	69,275	38,974
Prepaid expenses and other current assets	2,535	102,535
Total current assets	720,177	809,417

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	4,677,423	4,809,276
Lease and well equipment	942,238	1,058,777
Furniture and equipment	35,082	35,082
Transportation equipment	102,274	102,274
Less accumulated depletion and depreciation	(1,728,105)	(1,334,353)
Net property and equipment	4,028,912	4,671,056

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $25,000	65,184	65,400
OTHER ASSETS	4,297	134,297

Total assets	$ 4,818,570	$ 5,680,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 831,723	$ 551,914
Accounts payable and accrued expenses	473,935	160,138
Oil and gas revenues payable	63,508	49,716
Total current liabilities	1,369,166	761,768

LONG-TERM DEBT, net of current portion	7,897	1,239,8
DEFERRED INCOME TAXES	59,000	147,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 and 7,580,175shares issued and outstanding, respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 160,000 and 110,000 shares, at cost	(18,600)	(1,100)
Retained earnings	741,419	872,940
Total stockholders' equity	3,382,507	3,531,528
Total liabilities and stockholders' equity	$ 4,818,570	$ 5,680,170

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	December 31,
	2002	2001
REVENUE:
Oil and gas sales	$ 2,272,786	$ 2,379,926
Well operational and pumping fees	129,514	120,218
Total revenue	2,402,300	2,500,144

COSTS AND EXPENSES:
Production expense	1,310,609	912,803
Depletion and depreciation	514,658	481,078
General and administrative	772,410	508,098
Total costs and expenses	2,597,677	1,901,979

OTHER INCOME (EXPENSE):
Gain on sale of oil and gas properties	96,149	-
Interest expense, net	(77,274)	(102,935)
Realized loss on derivatives	(37,869)	(42,947)
Miscellaneous	650	19,249
Total other income (expense)	(18,344)	(126,633)

INCOME (LOSS) BEFORE INCOME TAXES	(213,721)	471,532

INCOME TAX PROVISION:
Current expense	(5,800)	-
Deferred (expense) benefit	88,000	(163,139)

NET INCOME (LOSS)	$ (131,521)	$ 308,393

BASIC EARNINGS (LOSS) PER SHARE	$ (.02)	$ .04

DILUTED EARNINGS (LOSS) PER SHARE	$ (.02)	$ .04

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2001 to December 31, 2002

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2001	7,040,325	$ 70,403	117,500	$ (1,175)	$ 2,024,317	$ 564,547	$ 2,658,092
Issuance of common stock to consultant	7,500	75	(7,500)	75	28,350	-	28,500
Exercise of options	175,000	1,750	-	-	15,750	-	17,500
Income tax benefit from stock options exercised	-	-	-	-	94,138	-	94,138
Exercise of warrants, net of commissions	357,350	3,573	-	-	421,332	-	424,905
Net income	-	-	-	-	-	308,393	308,393
BALANCES, December 31, 2001	7,580,175	75,801	110,000	(1,100)	2,583,887	872,940	3,531,528
Purchase of treasury stock	-	-	50,000	(17,500)	-	-	(17,500)
Net loss	-	-	-	-	-	(131,521)	(131,521)
BALANCES, December 31, 2002	7,580,175	$ 75,801	160,000	$ (18,600)	$ 2,583,887	$ 741,419	$ 3,382,507

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (131,521)	$ 308,393
Adjustments to reconcile to net cash from operating activities:
Gain on the sale of oil and gas properties	(96,149)	-
Depletion and depreciation	514,658	481,078
Bad debt expense	65,000	-
Deferred income taxes	(88,000)	69,000
Income tax benefit from stock options exercised	-	94,138
Common stock and options issued for services	-	28,500
Changes in assets and liabilities:
Accounts receivable and accrued income	(50,294)	(145,522)
Prepaid expenses and other assets	232,299	14,718
Accounts payable and accrued expenses	313,797	55,046
Oil and gas revenues payable	13,792	(14,146)
Change in fair value of derivative	23,053	(23,053)
Net cash provided by operating activities	796,635	868,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	710,000	-
Additions to oil and gas properties	(485,784)	(1,725,960)
Purchase of furniture and equipment	-	(28,886)
Net cash provided by (used in) investing activities	224,216	(1,754,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	756,464
Repayments of long-term debt	(952,168)	(610,437)
Proceeds from exercise of common stock options and warrants	-	442,405
Purchase of treasury stock	(17,500)	-
Net cash provided by (used in) financing activities	(969,668)	588,432
NET CHANGE IN CASH	51,183	(298,262)
CASH, beginning of year	351,277	649,539
CASH, end of year	$ 402,460	$ 351,277
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 89,012	$ 119,015
Cash paid during the year for income taxes	$ -	$ -

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, South-Central Texas and Wyoming as of December 31, 2002.

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

Oil and Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had no unproved properties as of December 31, 2002.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $502,658 and $475,077 for the years ended December 31, 2002 and 2001, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows.

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

The Company has a $65,184 joint interest billing receivable from a company in receivership. The receiver has indicated he intends to settle the amount due by conveying oil and gas properties to the Company. This settlement has not yet been approved by the bankruptcy court. The Company anticipates that it will receive the properties, and that the value of the properties will be adequate to recover the amount due; however if the settlement is not approved, the Company may be unable to recover the receivable and further write-downs of the receivable balance may be necessary. Based on the above facts, the Company has classified the receivable as long-term.

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

At December 31, 2001, the Company had approximately 9,000 barrels of oil subject to put options with a floor price of $21.50 per barrel. The Company paid premiums totaling $22,500 in association with the transactions, which are expensed as part of the realized loss on derivatives. Unrealized loss relating to the market exposure of positions was less than $1,000 at December 31, 2001, and there were no open positions at December 31, 2002. For 2002 and 2001, the Company recorded a realized loss on derivative transactions of $37,869 and $42,947, respectively.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $12,000 and $6,000 for each of the years ended December 31, 2002 and 2001, respectively.

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

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation as Amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148") Accounting for Stock-Based Compensation, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. See Note 7.

Use of Estimates and Certain Significant Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. The Company's allowance for doubtful accounts is a significant estimate and is based on management's estimates of uncollectible receivables. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

New Accounting Pronouncements

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 ("SFAS 143"), Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company is assessing the impact SFAS 143 will have on its financial statements.

In October 2001, the FASB approved Statements of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS 144 effective January 1, 2002 with no material effect on its financial position, results of operations, or cash flows.

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002 the FASB issued Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123 ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123 the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirement in these financial statements.

2. Acquisition and Disposition of Oil and Gas Properties

In October 2001, the Company acquired interest in certain producing properties in Oklahoma for consideration of $733,464. The Company produced the property and recorded depletion expense of $119,613 through June 2002. The acquisition was financed with an extension to the Company's existing borrowing facility. In June 2002, when the net book value of the property was $613,851, the Company sold this interest for cash consideration of $710,000, realizing a gain on the sale of $96,149.

3. Related Party Transactions

At December 31, 2002 and 2001, the Company had a short-term advance receivable from its majority stockholder of $7,500. The Company advanced an additional $40,000 in the first quarter of 2002, which was repaid prior to December 31, 2002.

The Company leases office space from its majority stockholder. Rent expense for this lease was $18,000 and $12,000 for each of the years ended December 31, 2002 and 2001, respectively.

4. Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Note payable to a bank, interest at the bank's floating rate (5.25% at December 31, 2002), monthly payments of principal of $45,354, plus accrued interest beginning January 1, 2002, until maturity in May 2003. This note is collateralized by certain oil and gas properties and is guaranteed by the majority stockholder of the Company. The Company is currently in the process of renewing the facility, and believes it will be renewed on similar terms, with an expected maturity in May 2004.	$ 823,827	$1,768,788
Other notes payable collateralized by vehicles.	15,793	23,000
Total	839,620	1,791,788
Less current portion	(831,723)	(551,914)
	$ 7,897	$1,239,874

Maturities of long-term debt for the years ending December 31 are as follows:

2003	$ 831,723
2004	7,897
$ 839,620

5. Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2002	2001
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss carryforwards	232,000	64,000
Allowance for doubtful accounts and other assets	45,000	39,000
	289,000	115,000
Deferred tax liabilities:
Difference in basis of oil and gas properties	(348,000)	(262,000)
Net liability	$ (59,000)	$ (147,000)

The effective tax rate differs from the statutory rate as follows:
	2002	2001
Statutory rate	34%	34%
Income tax benefit of option exercises	- %	(6%)
Change in rate and other	5%	7%
Effective rate	(39)%	35%

At December 31, 2002, the Company had available net operating loss ("NOL") carryforwards of approximately $764,000, which may be used to reduce future taxable income and expire from 2019 through 2022.

6. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	December 31,
	2002	2001
Numerator:
Net income (loss)	$ (135,721)	$ 308,393
Numerator for basic and diluted earnings per share	(135,721)	308,393
Denominator:
Denominator for basic earnings per share - weighted average shares	7,572,778	7,366,677
Effect of dilutive securities:
Director stock options	-	318,009
Warrants	-	275,255
Dilutive potential common shares	-	593,264
Denominator for diluted earnings per share - adjusted weighted average shares	7,572,778	7,959,941
Basic earnings per share	$ (.02)	$ 0.04
Diluted earnings per share	$ (.02)	$ 0.04

Outstanding stock options and warrants to purchase 1,445,916 shares of common stock outstanding at December 31, 2002 (19,466 dilutive potential common shares) were not included in the computation of diluted earnings per share due to the Company's net loss. The exercise price of these potential shares exceeded market value at December 31, 2002; however the price did not exceed market value during the year.

For additional disclosures regarding the stock options and the warrants, see Note 7. The net effect of converting stock options and warrants to purchase 1,780,916 shares of common stock at exercise prices less than the average market prices has been included in the computation of diluted earnings per share for the year ended December 31, 2001.

7. Stock Based Compensation

Stock Options

In August 1999, the Company granted 100,000 non-qualified stock options to a director to purchase the Company's common stock at $1.16 per share, which was greater than the quoted market price on the date of grant. The options were exercisable from January 1, 2000 to December 31, 2002.

In January 2000, the Company granted 200,000 non-qualified stock options to a director to purchase the Company's common stock at $0.69 per share, which was greater than the quoted market price on the date of grant. The options were exercisable from December 31, 2000 to December 31, 2002.

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

The following is a summary of activity for the stock options granted for the years ended December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	730,000	$ 1.36	800,000	$ 1.14
Canceled or expired	(310,000)	$ .86	(125,000)	$ 1.72
Granted	-	$ -	230,000	$ 1.38
Exercised	-	$ -	(175,000)	$ 0.10
Outstanding, end of year	420,000	$ 1.73	730,000	$ 1.36
Exercisable, end of year	420,000	$ 1.73	730,000	$ 1.36

If not previously exercised, options outstanding at December 31, 2002 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

December 31, 2003	220,000	$ 1.38	1 year
December 31, 2004	200,000	2.13	2 years
Total	420,000	$ 1.73

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal years 2002 and 2001. The exercise price was equal to the market price at the measurement date for each option.
	2002			2001
	Number Of Shares	Exercise Price	Fair Value	Number Of shares	Exercise Price	Fair Value
Exercise price greater than market price	-	$ -	$ -	230,000	$1.38	$.92

Pro Forma Stock-Based Compensation Disclosures

As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2002 and 2001 net income and earnings per share would have been changed to the pro forma amounts indicated below.
	2002	2001
Net income (loss):
As reported	$ (131,521)	$ 308,393
Add: Stock-based employee compensation included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(24,621)	(49,235)
Pro forma	$ (156,142)	$ 259,158
Net income (loss) per common share:
As reported, basic and diluted	$ (0.02)	$ 0.04
Pro forma, basic and diluted	$ (0.02)	$ 0.04
Weighted average fair value of options granted during the year	$ -	$ .92

There were no options granted in 2002.

The estimated fair value of each officer and director option granted during fiscal year 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
2001
Expected volatility	111.4%
Risk-free interest rate	4.38%
Expected dividends	-
Expected terms (in years)	3

8. Stockholders' Equity

During 1999, the Company closed a private placement of its common stock and redeemable common stock purchase warrants. The Company sold 1,466,666 equity units for $0.75 per unit. Each unit consisted of one share of common stock and one redeemable Class A common stock purchase warrant with an exercise price of $1.25. In 2001 and 2000, warrants representing 357,350 and 433,400 shares of common stock were exercised, netting proceeds of $424,905 and $514,706 after approximately $21,783 and $27,044 of commissions, respectively. At December 31, 2001 and 2002, warrants for the purchase of 675,916 common shares remain outstanding.

The warrants are exercisable during a three-year period commencing the earlier of one year from the date of issuance or the effective date of a registration statement registering the warrants. The warrants are redeemable by the Company at $0.01 per warrant if the public trading price of the Company's common stock equals or exceeds 150% of the exercise price of the warrants for twenty consecutive days. The warrants were not redeemed as of December 31, 2002.

In June 2000, the Company issued 160,000 shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $260,000. The amount was being amortized over the five-year life of the contract; however, in 2002 the contract was terminated, and thus the remaining $130,000 was charged to expense.

During 2001, the Company issued 7,500 new and 7,500 treasury shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $28,500.

In November 2002, the Company purchased 50,000 shares of its stock for $17,500 in a privately negotiated transaction. The Company recorded the stock as treasury stock, but intends to retire the shares in 2003.

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

10. Commitments

As of December 31, 2002 and 2001, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

In 2001, the Company entered into an executive employment agreement with its president and CEO. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.

11. Fair Value of Financial Instruments and Concentration of Credit Risk

The Company's financial instruments are cash, accounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2002 and 2001 is adequate.

The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:
Customer	2002	2001
A	11%	11%
B	22%	24%
C	4%	9%
D	8%	8%
E	12%	5%
F	35%	32%

Additionally, the six customers above accounted for a total of 93% and 91% of accrued oil and gas sales as of December 31, 2002 and 2001, respectively.

12. Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:
	Year Ended December 31,
	2002	2001
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	-	1,037,297
Development costs	485,784	688,663
Total costs incurred	$ 485,784	$ 1,725,960
Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$ 5,619,661	$ 5,868,053
Less accumulated depletion and depreciation	(1,612,614)	(1,230,862)
Net oil and gas property costs	$ 4,007,047	$ 4,637,191

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

	Oil (Barrels)	Gas (MCF)
Balance, January 1, 2001	877,345	1,841,835
Purchase of minerals in place	233,583	29,016
Revisions of previous estimates	42,300	(105,214)
Production	(84,046)	(114,123)
Balance, December 31, 2001	1,069,182	1,651,514
Sale of minerals in place	(220,624)	(15,572)
Revisions of previous estimates	123,446	244,740
Production	(90,636)	(108,766)
Balance, December 31, 2002	881,368	1,771,916
Proved developed reserves, December 31, 2002	779,8659	1,482,526
Proved developed reserves, December 31, 2001	852,139	1,362,123

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

13. Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows at December 31, 2002 and 2001, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

	Year Ended December 31,
	2002	2001
Future cash inflows	$ 22,391,000	$ 17,997,000
Future development and production costs	(8,788,000)	(9,626,000)
Future net cash flows, before income tax	13,603,000	8,371,000
Future income taxes	(3,560,000)	(1,608,000)
Future net cash flows	10,043,000	6,763,000
10% annual discount	(3,515,000)	(2,367,000)
Standardized measure of discounted future net cash flows	$ 6,528,000	$ 4,396,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2002	2001
Sales of oil and gas produced, net of production costs	$ (962,000)	$(1,467,000)
Purchase of minerals in place	-	895,000
Sale of minerals in place	(1,709,000)	-
Net changes in prices and production costs	5,459,000	(4,816,000)
Revisions and other	(335,000)	(664,000)
Accretion of discount	440,000	710,000
Net change in income taxes	(761,000)	2,638,000
Net change	2,132,000	(2,704,000)
Balance, beginning of year	4,396,000	7,100,000
Balance, end of year	$ 6,528,000	$ 4,396,000

***************

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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
(a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	41	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	60	Director	July 1997-present
Robert A. Manogue	78	Director	July 1997-present

Mr. Reaves, age 41, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 60, has been a Director of the Company since July 1997. From September 2001 to present Mr. Bryant has been Chief Executive Officer of International Gateway Exchange. From November 1994 to November 2001, Bryant has been President of Dial-thru International. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 78, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.
(a)

Identification of Significant Employees. The Company does not employ any persons, other than its President, who make or are expected to make any significant contributions to the business of the Company.

(b)	Family Relationships. There is no family relationship between any present director, executive officer or person nominated or chosen by the Company to become a director or executive officer.
(c)

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

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2002, two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

       b.       Committees

       The board appoints committees to help carry out its duties. In particular, board committee work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

Audit Committee

       The audit committee was composed of the following directors:

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

       During the fiscal year ended December 31, 2002 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:
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

       The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

       The following table details aggregate fees billed for fiscal year ended December 31, 2002 by Hein + Associates LLP for:

*	Professional services rendered for the audit of the Company's annual consolidated financial statements and the reviews of the Company's quarterly consolidated financial statements;
*	Financial information systems design and implementation; and
*	All other services:
Services for Fiscal 2001	Aggregate Fees Billed
Audit	$15,740
Financial Information System Design and Implementation	$ -0-
Other	$ 7,671

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

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Roger Bryant
Robert Manogue

       The compensation advisory committee did not meet during fiscal 2002. The compensation advisory committee:
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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2002, Mr. Reaves failed to file three reports covering 13 transactions in a timely fashion, Mr. Bryant failed to file one report covering two transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 10-EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's last two completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during the last two fiscal years.
				Long-Term
Name and				Compensation
Principal Position	Fiscal Year	Salary	Bonus	Options (#)
Ray D. Reaves	2002	$120,000	$32,500	-0-
Chief Executive	2001	$120,000	$50,000	200,000
Officer and President

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2002 and 2001, to the Company's Officers and Directors.
Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves	200,000	$1.38	12/31/2003
President and CEO	200,000	$2.125	4/01/2004
Roger D. Bryant	10,000	$1.38	12/31/2003
Director
Robert A. Manogue	10,000	$1.38	12/31/2003
Director

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock as of December 31, 2002 and information as of December 31, 2002, with respect to the ownership of Common Stock by each director and executive officer of the Company. In all cases, the owners have sole voting and investment powers with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
The Delray Trust 3606 Belle Grove Sugar Land, Texas 77479	393,928	5.2%
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,388,520[1]	45.1%
Robert A. Manogue 1703 Edelweiss Drive Cedar Park, Texas 78613	211,527[2]	2.8%
Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	10,000[3]	.03%
All Officers and Directors as a Group (4 persons)	3,610,047	48.08%

_____________________________

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $1,500 on a month to month basis.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
Financial Statements of the Company as set forth under Item 7 of this Report on Form 10-KSB
	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)
	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).
	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank
	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank
	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)
	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31,2000.)
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
None.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant
Date: April 18, 2003	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: April 18, 2003
By: /s/ Roger D. Bryant Roger D Bryant Director	Date: April 18, 2003
By: /s/ Robert A. Manogue Robert A. Manogue Director	Date: April 18, 2003

CERTIFICATION PURSUANT TO 18.U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

The undersigned officer of FieldPoint Petroleum Corporation (the "Company") hereby certifies that:

i.     the accompanying Annual Report on Form 10-KSB of the Company for the fiscal quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934; and

ii.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 17, 2003

/s/ Ray Reaves
Ray Reaves
Chief Executive Officer and
Chief Financial Officer

The undersigned officer of FieldPoint Petroleum Corporation (the "Company") hereby certifies that:

i.     the accompanying Annual Report on Form 10-KSB of the Company for the fiscal quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934; and

ii.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 18, 2003

/s/ Ray Reaves
Ray Reaves
Chief Executive Officer and
Chief Financial Officer