Form 10QSB
period 2003-03-31
FIELDPOINT PETROLEUM CORP
filed 2003-05-30
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2003

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

As of May 30, 2003, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,530,175.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2003 (unaudited)	December 31, 2002
CURRENT ASSETS:
Cash	$ 341,705	$ 402,460
Accounts receivable:
Oil and gas sales	249,857	245,907
Joint interest billings, less allowance for doubtful accounts of $99,192 and $99,192, respectively	65,410	69,275
Prepaid expenses and other current assets	2,535	2,535
Total current assets	659,507	720,177
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,714,388	4,677,423
Lease and well equipment	964,190	942,238
Asset retirement obligation	364,144
Furniture and equipment	35,082	35,082
Transportation equipment	136,274	102,274
Less accumulated depletion and depreciation	(1,744,527)	(1,728,105)
Net property and equipment	4,469,551	4,028,912
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	4,297	4,297
Total assets	$ 5,198,539	$ 4,818,570
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 728,643	$ 831,723
Accounts payable and accrued expenses	367,752	473,935
Oil and gas revenues payable	79,649	63,508
Total current liabilities	1,176,044	1,369,166

LONG-TERM DEBT, net of current portion	5,923	7,897
DEFERRED INCOME TAXES	102,000	59,000
ASSET RETIREMENT OBLIGATION	478,103
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,530,175 shares issued	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 160,000 shares of common stock	(18,600)	(18,600)
Retained earnings	795,381	741,419
Total stockholders' equity	3,436,469	3,382,507
Total liabilities and stockholders' equity	$ 5,198,539	$ 4,818,570

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2003	2002
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 598,058	$ 499,396
Well operational and pumping fees	29,968	34,789
Total revenue	628,026	534,185
COSTS AND EXPENSES:
Production expense	300,535	275,086
Depletion and depreciation	102,000	155,362
General and administrative	96,065	146,476
Total costs and expenses	498,600	576,924
OTHER INCOME (EXPENSE):
Interest income (expense), net	(9,768)	(24,237)
Miscellaneous	-	-
Realized derivative loss	-	(23,053)
Total other income (expense)	(9,768)	(47,290)
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT	119,658	(90,029)
INCOME TAX (PROVISION) CURRENT	(6,000)	-
INCOME TAX (PROVISION) BENEFIT DEFERRED	(43,000)	35,000
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	70,658	(55,029)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	16,606	-
NET INCOME (LOSS)	$ 54,052	$ (55,029)
NET INCOME (LOSS) PER SHARE BEFORE ACCOUNTING CHANGE
BASIC	$ 0.01	$ (0.01)
DILUTED	$ 0.01	$ (0.01)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
BASIC	$ *	$ -
DILUTED	$ *	$ -
NET INCOME (LOSS) PER SHARE
BASIC	$ 0.01	$ (0.01)
DILUTED	$ 0.01	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,530,175	7,580,175
DILUTED	7,530,175	7,580,175

* Less than $.01
See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2003 (unaudited)	2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 54,052	$ (55,029)
Adjustments to reconcile to net cash
Provided by operating activities:
Depletion and depreciation	102,000	155,362
Deferred income taxes	43,000	(35,000)
Cumulative effect of accounting change	16,606	-
Accretion expense	6,194	-
Changes in assets and liabilities:
Accounts receivable	(175)	(17,072)
Prepaid expenses and other assets	-	63,893
Accounts payable and accrued expenses	(414,183)	(117,727)
Oil and gas revenues payable	324,141	5,584
Change in fair value of derivatives	-	23,053
Other	5,583	-
Net cash provided by operating activities	137,218	23,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(58,919)	(24,921)
Purchase of other property and equipment	(34,000)	-
Net cash used by investing activities	(92,919)	(24,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(105,054)	(129,516)
Proceeds from exercise of options and warrants	-	-
Net cash provided (used) by financing activities	(105,054)	(129,516)
NET INCREASE (DECREASE) IN CASH	(60,755)	(131,373)
CASH, beginning of the period	402,460	351,277
CASH, end of the period	$ 341,705	$ 219,904

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2002.

2.     Recently Issued Accounting Pronouncements

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and Asset Retirement Obligations of approximately $364,144 and $471,909, respectively, as a result of the company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet, a reduction of accumulated depletion due to the effect of utilizing well equipment salvage value in the calculation of $91,159 and a cumulative effect on change in accounting principle of $16,606.

The following tables describe on a pro forma basis our asset retirement liability as if FAS 143 had been adopted on January 1, 2002.

	2003	2002
Asset Retirement obligation January 1,	471,909	448,370
Asset Retirement accretion expense	6,194	5,885
Less: plugging cost	-	-
Asset Retirement obligation at March 31, 2003	478,103	454,255

Three Months Ended March 31, 2002
Net income, reported	$ (55,029)
Less: Retirement obligation accretion expense	(5,885)
Plus: Depreciation on salvage value	22,000
Net income pro forma	$ (38,914)
Earnings per share:
As reported
Basic	(0.01)
Diluted	(0.01)
Pro Forma
Basic	(0.01)
Diluted	(0.01)

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 in this filing. Net income would have been adjusted as per the pro forma amounts as follows:
	Three Months Ended March 31,
	2003	2002
Income (loss) available to common shares
As reported	70,658	(55,029)
Pro forma	58,166	(66,977)
Income (loss) available to common shares, basic and diluted:
As reported	0.01	(0.01)
Pro forma	0.01	(0.01)

Options and warrants representing 1,455,916 potential shares have been excluded from the calculation of dilutive earnings per share because their effect would be anti-dilutive.

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

Comparison of three months ended March 31, 2003 to the three months ended March 31, 2002

Results of Operations

Revenues increased 17% or $93,841 to $628,026 for the three month period ended March 31, 2003 from the comparable 2002 period. This was due to the overall increase in oil and gas prices. Production volumes decreased 56% on a BOE basis. Average oil sales prices increased 74% at $30.63 for the period ended March 31, 2003 compared to $17.56 for the period ended March 31, 2002. Average gas sales prices increased 88% to $3.42 for the three-month period ended March 31, 2003 compared to $1.81 for the period ended March 31, 2002.

Production expenses increased 9% or $25,499, to $300,535 for the three month period ended March 31, 2003 from the comparable 2002 period, this was primarily due to the increase oil and gas workovers in the form of remedial repairs. Depletion and depreciation decreased 34% or $53,362 to $102,000, this was primarily due to the disposition of certain producing oil and gas properties, and related equipment in Oklahoma. General and administrative overhead cost decreased 34% or $50,411 to $96,065 for the three-month period ended March 31, 2003 from the three-month period ended March 31, 2002. This was attributable to a decrease in salaries and administrative expense in the 2003 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $137,218 for the three-month period ended March 31, 2003, as compared to $23,064 in cash flow provided by operating activities in the 2002 period. The increase in cash from operating activities was primarily due to higher net income.

Cash flow used by investing activities was $92, 919 in the period ended March 31, 2003, compared to $24,921 for March 31, 2002 period. This was due to the purchase of additional oil and gas properties and equipment. Cash flow used financing activities was $105,054 for the period ended March 31, 2003, compared to cash flow used of $129,516 for the same period in 2002. This decrease was primarily due to the repayments of long term debt for the three- month period ended March 31,2002.  The Company is currently renewing its credit facility, and thus all amounts are shown as current debt.  The Company expects to renew this facility in similar terms with an expected maturity in May 2004.

PART I
Item 3. Controls and Procedures

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

Date: May 30, 2003	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer

CERTIFICATION PURSUANT TO 18.U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

The undersigned officer of FieldPoint Petroleum Corporation (the "Company") hereby certifies that:

     i.     the accompanying Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934; and

     ii.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 30, 2003

/s/ Ray Reaves
Ray Reaves
Chief Executive Officer and
Chief Financial Officer