Form 10QSB
period 2003-06-30
FIELDPOINT PETROLEUM CORP
filed 2003-08-19
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of August 18, 2003, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,530,175.

Transitional Small Business Disclosure Format (Check one):
                                                                                     Yes       No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2003	December 31, 2002
CURRENT ASSETS:	(unaudited)
Cash	$ 413,743	$ 402,460
Accounts receivable:
Oil and gas sales	249,857	245,907
Joint interest billings, less allowance for doubtful Accounts of $43,753 each period	63,245	69,275
Prepaid expenses	14,535	2,535
Total current assets	741,380	720,177
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,719,912	4,677,423
Lease and well equipment	984,429	942,238
Asset retirement obligation	364,144	-
Furniture and equipment	35,082	35,082
Transportation equipment	136,274	102,274
Less accumulated depletion and depreciation	(1,856,527)	(1,728,105)
Net property and equipment	4,383,314	4,028,912

LONG-TERM JOINT INTERST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	4,298	4,297
Total assets	$ 5,194,176	$ 4,818,570
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 653,028	$ 831,723
Accounts payable and accrued expenses	282,068	473,935
Oil and gas revenues payable	75,112	63,508
Total current liabilities	1,010,208	1,369,166
LONG-TERM DEBT, net of current portion	7,656	7,897
DEFERRED INCOME TAXES	164,000	59,000
ASSET RETIREMENT OBLIGATION	484,297	-
COMMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 shares issued
Respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 110,000 and 117,500 shares, at cost	(18,600)	(18,600)
Retained earnings	886,927	741,419
Total stockholders' equity	3,528,015	3,382,507
Total liabilities and stockholders' equity	$ 5,194,176	$ 4,818,570

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended June 30,
	2003 (unaudited)	2002 (unaudited)
REVENUE:
Oil and gas sales	$ 599,378	$ 638,886
Well operational and pumping fees	29,968	34,789
Total revenue	629,346	673,675
COSTS AND EXPENSES:
Production expense	245,729	514,925
Depletion and depreciation	112,000	149,296
General and administrative	101,712	196,308
Total costs and expenses	459,441	860,529
OTHER INCOME (EXPENSE):
Interest income (expense), net	(11,263)	(22,976)
Gain on sale of oil and gas property		96,149
Realized derivative loss	(5,184)	-
Total other income (expense)	(16,447)	73,173
INCOME (LOSS) BEFORE INCOME TAXES	153,458	(113,681)
INCOME TAX (PROVISION) BENEFIT	(62,000)	43,000
NET INCOME (LOSS)	91,458	(70,681)
NET INCOME (LOSS) PER SHARE
BASIC	$ 0.01	$ (0.01)
DILUTED	$ 0.01	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,530,175	7,580,175
DILUTED	7,530,175	7,580,175

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Six Months Ended June 30,
	2003 (unaudited)	2002 (unaudited)
REVENUE:
Oil and gas sales	$ 1,197,435	$ 1,138,282
Well operational and pumping fees	59,936	69,578
Total revenue	1,257,371	1,207,860
COSTS AND EXPENSES:
Production expense	546,265	790,011
Depletion and depreciation	214,000	304,658
General and administrative	197,776	342,784
Total costs and expenses	958,041	1,437,453
OTHER INCOME (EXPENSE):
Interest income (expense)	(21,031)	(47,213)
Gain on Sale of oil and gas property		96,149
Realized derivative loss	(5,184)	(23,054)
Total other income (expense)	(26,215)	25,882
INCOME (LOSS) BEFORE INCOME TAXES	273,115	(203,711)
INCOME TAX (PROVISION) CURRENT	(6,000)	-
INCOME TAX (PROVISION) DEFERRED	(105,000)	78,000
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	162,115	(125,711)
CUMULATIVE EFFECT	(16,606)	-
NET INCOME (LOSS)	145,509	(125,711)
NET INCOME (LOSS) PER SHARE
BASIC	$ 0.02	$ (0.02)
DILUTED	$ 0.02	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,530,175	7,580,175
DILUTED	7,530,175	7,580,175

See accompanying notes to these consolidated financial statements.

 FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2003 (unaudited)	2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 145,509	$ (125,711)
Adjustments to reconcile to net cash
provided by operating activities:
Depletion and depreciation	214,000	304,658
Deferred income taxes	105,000	(78,000)
Cumulative effect of accounting change	16,606	-
Accretion expense	12,388	-
Changes in assets and liabilities:
Accounts receivable	2,079	(26,110)
Prepaid expenses and other assets	(12,000)	92,900
Accounts payable and accrued expenses	(423,867)	(103,493)
Oil and gas revenues payable	243,604	55,581
Change in fair value of derivatives	-	23,053
Other	5,582	(96,149)
Net cash provided by operating activities	308,901	46,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(84,682)	(98,115)
Purchase of other property and equipment	(34,000)	-
Proceeds from sale of oil and gas property	-	710,000
Net cash used by investing activities	(118,682)	611,885
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(178,936)	(272,726)
Proceeds from exercise of options and warrants	-	-
Net cash provided (used) by financing activities	(178,936)	(272,726)
NET INCREASE (DECREASE) IN CASH	11,283	385,888
CASH, beginning of the period	402,460	351,277
CASH, end of the period	$ 413,743	$ 737,165

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

2.     Recently Issued Accounting Pronouncements

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and Asset Retirement Obligations of approximately $364,144 and $471,909, respectively, as a result of the company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet, a reduction of accumulated depletion due to the effect of utilizing well equipment salvage value in the calculation of $91,159 and a cumulative effect on change in accounting principle of $16,606.

The following tables describe on a pro forma basis our asset retirement liability as if FAS 143 had been adopted on January 1, 2002.
	2003	2002
Asset retirement obligation January 1,	471,909	448,370
Asset retirement accretion expense	12,388	11,770
Less: plugging cost	-	-
Asset retirement obligation at June 30,	484,297	460,140
	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Net loss, reported	$(125,711)	$ (70,681)
Less: Retirement obligation accretion expense	(12,388)	(5,885)
Plus: Depreciation on salvage value	44,000	22,000
Net income pro forma	(94,099)	(54,566)
Earnings per share:
As reported
Basic	(0.02)	(0.01)
Diluted	(0.02)	(0.01)
Pro forma
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We did not adopt the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provision of Statement 148. Net income would have been adjusted as per the pro forma amounts as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Income (loss) available to common shares
As reported	145,509	(125,711)	153,458	(70,681)
Effect of expensing stock options	(24,984)	(23,896)	(12,492)	(11,948)
Pro forma	120,525	(149,607)	140,966	(82,629)
Income (loss) available to common shares; basic and diluted:
As reported	.02	(.02)	.0 1	(0.01)
Pro forma	.02	(.02)	.01	(0.01)

Options and warrants representing 1,455,916 potential shares have been excluded from the calculation of dilutive earnings per share because their effect would be anti-dilutive.

3. Disposition of Oil and Gas Properties

During the period ended June 30, 2002 the Company sold the lease rights and related equipment of the Ona NW Unit which was acquired in October 2001 for $710,000 cash consideration. The Company realized a gain of $96,149 on the sale.

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

Comparison of three months ended June 30, 2003 to the three months ended June 30, 2002

Results of Operations

Revenues decreased 7% or $44,329 to $629,346 for the three month period ended June 30, 2003 from the comparable 2002 period, this was due primarily to the overall decrease in oil and gas sales. Production volumes decreased 50% on a BOE basis. Average oil sales prices increased 25% to $30.80 for the period ended June 30, 2003 compared to $24.62 for the period ended June 30, 2002. Average gas sales prices increased 68% to $3.90 for the three month period ended June 30, 2003 compared to $2.32 for the period ended June 30, 2002.

Production expenses decreased 52% or $269,196 to $245,729 for the three month period ended June 30, 2003 from the comparable 2002 period, this was primarily due to the disposition of oil and gas properties in the state of Oklahoma in 2002. Depletion and depreciation decreased 25% due to the sale of oil and gas properties and related equipment during the period ended June 30, 2002. General and administrative overhead cost decreased 48% or $94,596 to $101,712 for the three month period ended June 30, 2003 from the three month period ended 2002. This was primarily due to a decrease in salaries, costs associated with evaluating acquisitions and consulting fees.

Net other expense for the three months ended June 30, 2003 was $16,447 compared to income of $73,173 for the 2002 period. This decrease was primarily due to realized gain of $96,149 on sale of oil and gas property during June 2002.

Comparison of six months ended June 30, 2003 to the six months ended June 30, 2002

Results of Operations

Revenues increased 4% or $49,511 to $1,257,371 for the six month period ended June 30, 2003 from the comparable 2002 period due to the overall increase in oil and gas prices. Production volumes decreased 54% on a BOE basis. Average oil sales prices increased 38% to $30.70 for the period ended June 30, 2003 compared to $22.15 for the period ended June 30, 2002. Average gas sales prices increased 72% to $3.32 for the six month period ended June 30, 2003 compared to $1.93 for the period ended June 30, 2002.

Production expenses decreased 31% or $243,746 to $546,265 for the six month period ended June 30, 2003 from the comparable 2002 period, this was primarily due to the disposition of oil and gas properties in Oklahoma during the period ended December 31, 2002. Depletion and depreciation expense decreased 30% to $214,000, this was due to the decrease in leasehold and related equipment during the period ended June 30, 2002 compared to the 2003 period. General and administrative overhead cost decreased 42% or $145,008 to $197,776 for the six month period ended June 30, 2003 from the six month period ended June 30, 2002. This was attributable to a decrease in salaries, cost associated with evaluating acquisitions and consulting fees.

Net other expense for the six months ended June 30, 2003 was $26,215 compared to $25,882 in income for the comparable 2002 period. The decrease was primarily due to a gain on sale of oil and gas property in 2002.

Liquidity and Capital Resources

Cash flow provided by operating activities was $308,901 for the six month period ended June 30, 2003, as compared to $46,729 in cash flow provided by operating activities in the 2002 period. The decrease in cash from operating activities was primarily due to the net loss, offset by increased depletion and depreciation and increases in prepaid and other assets.

Cash flow used in investing activities was $118,682 for the period ended June 30, 2003 as compared to $611,885 provided by investing activities for the period ended June 30, 2002. This was primarily due to the sale of oil and gas properties in 2002. Cash flow used in financing activities was $178,936 for the period ended June 30, 2003, compared to a cash flow used by financial activities of $272,726 for the same period in 2002.

This decrease was primarily due to the proceeds from long-term debt and the exercise of common stock options and warrants for the six month period ended June 30, 2002 compared to repayment of long-term debt for the six months ended June 30, 2003.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19 , 2003	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer