Form 10QSB
period 2003-09-30
FIELDPOINT PETROLEUM CORP
filed 2003-11-20
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]        Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 2003

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X No

As of October 31, 2003, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,530,175.

Transitional Small Business Disclosure Format (Check one):  Yes       No X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2003	2002
CURRENT ASSETS:	(unaudited)
Cash	$ 323,791	$ 402,460
Accounts receivable:
Oil and gas sales	227,417	245,907
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	82,034	69,275
Prepaid expenses	34,535	2,535
Total current assets	667,777	720,177
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	4,792,447	4,677,423
Lease and well equipment	1,010,474	942,238
Asset Retirement Obligation	364,144
Furniture and equipment	51,482	35,082
Transportation equipment	158,254	102,274
Less accumulated depletion and depreciation	(1,958,527)	(1,728,105)
Net property and equipment	4,418,274	4,028,912
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	4,297	4,297
Total assets	$ 5,155,532	$ 4,818,570
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 710,000	$ 831,723
Accounts payable and accrued expenses	227,415	473,935
Oil and gas revenues payable	77,058	63,508
Total current liabilities	1,014,473	1,369,166
LONG-TERM DEBT, net of current portion	9,776	7,897
DEFERRED INCOME TAXES	146,000	59,000
ASSET RETIREMENT OBLIGATION	490,491	-
COMMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,580,175 shares issued, respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 110,000 shares of common stock	(18,600)	(18,600)
Retained earnings	853,704	741,419
Total stockholders' equity	3,494,792	3,382,507
Total liabilities and stockholders' equity	$ 5,155,532	$ 4,818,570

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	September 30,
	2003	2002
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 559,058	$ 584,470
Well operational and pumping fees	29,968	29,968
Total revenue	589,026	614,438
COSTS AND EXPENSES:
Exploration Expense	83,182
Production expense	295,472	199,862
Depletion and depreciation	102,000	111,109
General and administrative	139,281	170,947
Total costs and expenses	619,935	481,918
OTHER INCOME (EXPENSE):
Interest income (expense), net	(18,795)	(15,221)
Miscellaneous	-	650
Unrealized and realized derivative loss	-	(8,024)
Total other income (expense)	(18,795)	(22,595)
INCOME BEFORE INCOME TAXES	(49,704)	109,925
INCOME TAX (PROVISION) DEFERRED	18,000	(61,000)
NET INCOME	(31,704)	48,925
NET INCOME PER SHARE
BASIC	$ (0.01)	$ 0.01
DILUTED	$ (0.01)	$ 0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,580,175
DILUTED	7,580,175	7,580,175

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Nine Months Ended
	September 30,
	2003	2002
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 1,756,494	$ 1,722,752
Well operational and pumping fees	89,904	99,546
Total revenue	1,846,398	1,822,298
COSTS AND EXPENSES:
Exploration Expense	83,182	-
Production expense	841,737	989,873
Depletion and depreciation	316,000	415,767
General and administrative	337,057	513,731
Total costs and expenses	1,577,976	1,919,371
OTHER INCOME (EXPENSE):
Interest income (expense), net	(39,825)	(62,434)
Gain on Sale of Asset	-	96,149
Miscellaneous	-	650
Realized and unrealised derivative loss	(5,184)	(31,078)
Total other income (expense)	(45,009)	3,287
INCOME (LOSS) BEFORE INCOME TAXES	223,413	(93,786)
INCOME TAX (PROVISION) CURRENT	(6,000)	-
INCOME TAXBENEFIT(PROVISION) DEFERRED	(87,000)	17,000
NET INCOME (LOSS)	130,413	(76,786)
CUMULATIVE EFFECT	(16,606)	-
NET INCOME (LOSS)	113,807	(76,786)
NET INCOME (LOSS) PER SHARE
BASIC	$ 0.02	$ (0.01)
DILUTED	$ 0.02	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,580,175	7,580,175
DILUTED	7,580,175	7,580,175

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 113,807	$ (76,786)
Adjustments to reconcile to net cash provided by operating activities:
Depletion and depreciation	316,000	415,767
Deferred Income Taxes	87,000	(17,000)
Gain on sale of oil and gas property		(96,149)
Cumulative effect of accounting change	16,606	-
Accretion expense	18,582	-
Changes in assets and liabilities:
Accounts receivable	4,209	(4,267)
Change in fair value of derivative	-	23,053
Prepaid expenses and other assets	(32,000)	117,313
Accounts payable and accrued expenses	(246,520)	(89,982)
Oil and gas revenues payable	13,550	261,115
Net cash provided by operating activities	291,234	533,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(177,679)	(371,257)
Purchase of furniture and equipment	(72,380)	-
Proceeds from sale of oil and gas property	-	710,000
Net cash provided (used) by investing activities	(250,059)	338,743
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(119,844)	(843,101)
Proceeds from exercise of options and warrants	-	-
Net cash used by financing activities	(119,844)	(843,101)
NET INCREASE (DECREASE) IN CASH	(78,669)	28,706
CASH, beginning of the period	402,460	351,277
CASH, end of the period	$ 323,791	$ 379,983

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10KSB filing for the year ended December 31, 2002.

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

The following tables describe on a pro forma basis our asset retirement liability as if FAS 143 had been adopted on January 1, 2002.
	2003	2002
Asset retirement obligation January 1,	471,909	448,370
Asset retirement accretion expense	18,582	17,655
Less: plugging cost	-	-
Asset retirement obligation at June 30,	490,491	466,025
	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002
Net income (loss), reported	$ (76,786)	$ 48,925
Less: Retirement obligation accretion expense	(17,655)	(5,885)
Plus: Depreciation on salvage value	66,000	22,000
Net income pro forma	(28,441)	65,040
Earnings per share:
As reported
Basic	(0.01)	0.01
Diluted	(0.01)	0.01
Pro forma
Basic	Less than $(0.01)	0.01
Diluted	Less than $(0.01)	0.01

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Income (loss) available to common shares
As reported	113,807	(76,786)	(31,702)	48,925
Effect of expensing stock options	(37,476)	(35,844)	(6,246)	(5,974)
Pro forma	76,331	(112,630)	(37,948)	42,951
Income (loss) available to common shares; basic and diluted:
As reported	.02	(.01)	(.01)	0.01
Pro forma	.02	(.02)	(.01)	0.01

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

Comparison of three months ended September 30, 2003 to the three months ended September 30, 2002

Results of Operations

Revenues decreased 4% or $25,412 to $589,026 for the three month period ended September 30, 2003 from the comparable 2002 period, this was due primarily to the overall decrease in oil and gas sales. Production volumes decreased 19% on a BOE basis. Average oil sales prices increased 7% to $29.43 for the period ended September 30, 2003 compared to $27.40 for the period ended September 30, 2002. Average gas sales prices increased 56% to $3.63 for the period ended September 30, 2003 compared to $2.32 for the period ended September 30, 2002.

Production expenses increased 47% or $95,610 to $295,472 for the three month period ended September 30, 2003 from the comparable 2002 period, this was primarily due to additional workovers in the form of remedial repairs Depletion and depreciation decreased 8% or $9,109 to $102,000 this was primarily due to decreased production and cost basis during the period ended September 30, 2003 compared to the 2002 period. General and administrative overhead cost decreased 19% or $31,666 to $170,947 for the three month period ended September 30, 2003 from the comparable 2002 period. This was attributable to decreased salaries, and engineering fees related to research of possible acquisitions. The Company incurred exploration cost of $83,182 as a result of drilling 2 dry holes during the period.

Net other expense for the three months ended September 30, 2003 was $18,794 compared to $22,595 for the 2002 period. This decrease was primarily due to a reduction in unrealized derivative offset by an increase in interest expense.

Comparison of nine months ended September 30, 2003 to the nine months ended September 30, 2002

Results of Operations

Revenues increased 1% or $24,100 to $1,846,398 for the nine month period ended September 30, 2002 from the comparable 2002 period, this was due to the overall increase in oil and gas prices this was offset by a decrease in production volumes of 42% on a BOE basis. Average oil sales prices increased 26% to $30.04 for the period ended September 30, 2003 compared to $23.74 for the period ended September 30, 2002. Average gas sales prices increased 67% to $3.41 for the nine month period ended September 30, 200 compared to $2.03 for the period ended September 30, 2001.

Production expenses decreased 15% for the nine month period ended September 30, 2003 from the comparable 2002 period, this was primarily due to reduced workovers in the form of remedial repairs and a decrease in the number of oil and gas properties the company owns. Depletion and depreciation expense decreased 24% to $316,000 this was due to the reduction of oil and gas properties and related equipment resulting in decreased production during the period ended September 30, 2003 compared to the 2002 period. General and administrative overhead cost decreased 34% or $176,674 to $337,057 for the nine month period ended September 30, 2003 from the nine month period ended September 30, 2002. This was attributable to decreased salaries, and expenses related to research of possible acquisitions.

Net other expense for the nine months ended September 30, 2003 was $45,009 compared to net other income of $3287 for the comparable 2002 period. This was primarily due to a gain on the sale of assets of $96,149 for the nine month period of 2002.

Liquidity and Capital Resources

Cash flow provided by operating activities was $291,234 for the nine month period ended September 30, 2003, as compared to $533,064 in cash flow provided by operating activities in the 2002 period. The decrease in cash from operating activities was primarily due to the reduction in accounts payable.

Cash flow used by investing activities was $250,059 for the period ended September 30, 2003, compared to cashflow provided by investing activities of $338,743 for the period ended September 30, 2002. This was primarily due to the sale of oil and gas properties 2002. Cash flow used by financing activities was $119,844 for the period ended September 30, 2003, as compared to $843,101 used by financing activities for the same period in 2002. This was due to the change in repayment of existing long-term debt.  The Company's current line of credit has a redetermination date of May 2004 and thus is classified as current at September 30,2003.

The Company cannot predict how oil and gas prices will vary during 2003 and what effect they will ultimately have on the Company. However, management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties.

PART I
Item 3

Ray Reaves, Chief Executive Officer and Chief Financial Officer of FieldPoint Petroleum Corporation established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. During the 90-day period immediately after the end of the quarter, Mr. Reaves conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is Mr. Reaves' opinion based upon the evaluation completed by October 31, 2003, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

Notwithstanding the foregoing, Mr. Reaves has noted that the Company in the past has experienced difficulty in completing the Company's interim financial statements in a timely manner sufficient to permit a review of those financial statements for inclusion in the Company's quarterly reports to the SEC.   Mr. Reaves intends to implement improvements to the Company's procedures to permit timely filing of its interim reports in the future, and hopes to have those improvements instituted before the Company's next interim financial statements and quarterly reports are due to be filed with the Commission.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K
Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2003	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer