Form 10KSB
period 2003-12-31
FIELDPOINT PETROLEUM CORP
filed 2004-04-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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

Yes     X     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer's revenues for its most recent fiscal year were $2,429,375.

As of December 31, 2003, 7,580,175 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2004, was $3,062,080.

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

Operations

As of December 31, 2003, the Company had varying ownership interest in 338 gross productive wells (89.77 net) located in 3 states. The Company operates 59 of the 338 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $2,000 per month as of December 31, 2003.

Employees- As of March 31, 2004, the Company had 4 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2     PROPERTIES

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and gas wells with a production rate for 2003 of approximately 45 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.
	Oil and Gas Production
Quantities	2003	2002
Oil (Bbls)	65,514	90,825
Gas (Mcf)	113,373	108,990
Average Sales Price
Oil ($/Bbl)	$29.69	$22.62
Gas ($/Mcf)	$3.13	$2.00
Average Production Cost ($/BOE)	$13.07	$12.02

The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2003, purchases by each of four customers, Westport Resources, Pontotoc Production, Inc., Dorado Oil Company and Plains Petroleum represented more than 10% of the total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2003, of productive wells in the areas indicated.
Productive Wells
	Oil		Gas
State	Gross[1]	Net[2]	Gross[1]	Net[2]
Oklahoma	209	47.23	37	4.59
Texas	82	31.15	7	3.8
Wyoming	3	2.63	-	-
Total	294	81.01	44	8.39

Drilling Activity

The Company drilled no wells in 2002 and drilled 4 wells in 2003 of which include two were determined to be productive. The Company incurred $86, 948 of exploration expense relating to the unsuccessful wells.

Reserves

Please refer to unaudited Note 13 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2003 and 2002.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 2003. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.
	Developed[1]		Undeveloped[2]
State	Gross[3]	Net[4]	Gross[3]	Net[4]
Oklahoma	8906	1175	200	19
Texas	2120	547	1360	1000
Wyoming	200	200	2000	2000
Total	11226	1922	1960	1419

Subsequent Events

Effective March 11, 2004, the Company consummated the purchase of an 87.5%-100% working interest representing a 73.5%-87.5% net revenue interest in oil and gas properties located in the Lusk Field in Lea County, New Mexico. The interests were acquired from PXP Gulf Coast, Inc. The Company paid $850,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were derived from the Company's existing revolving credit facility.

ITEM 3     LEGAL PROCEEDINGS

None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "FPPC." The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
FISCAL 2002	CLOSING BID
	HIGH	LOW
First Quarter	1.65	.80
Second Quarter	.90	.40
Third Quarter	.75	.25
Fourth Quarter	.75	.16
FISCAL 2003
	HIGH	LOW
First Quarter	.66	.29
Second Quarter	.84	.26
Third Quarter	.75	.31
Fourth Quarter	.75	.37

At March 31, 2003, the approximate number of shareholders of record was 1,150. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2002, and December 31, 2003 the Company issued no securities without registration under the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	400,000	$1.29	400,000
Total	400,000	$1.29	400,000

(1)    Includes nonqualified options granted to outside directors.

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Results of Operation

Revenues increased 1% or $27,075 to $2,429,375 for the year ended December 31, 2003, from the comparable 2002 period. Oil production volumes decreased by 28% at the same time the average price per barrel increased 31% during 2003 to $29.69 from the comparable 2002 period average price of $22.62 per barrel. Also in 2003, the gas production volume increased by 4% while the average price per Mcf was $3.13, an increase of 56% from the 2002 comparable period. The decreases in production volumes were primarily due to the sale of the Ona West oil and gas property in Oklahoma.
	Year Ended December 31,
	2003	2002
Oil Production	65,514	90,825
Average Sales Price Per Bbl ($/Bbl)	$29.69	$22.62
Gas Production	113,373	108,990
Average Sales Price Per Mcf ($/Mcf)	$3.13	$2.00

Production expenses decreased 16% or $207,113 to $1,103,496 for the year ended December 31, 2003, from the comparable 2002 period. The decrease was due to cost associated with Oklahoma field production, with increases in workover expense and remedial repairs incurred in 2002 as compared to 2003. The company incurred exploration expense of $86,948 as a result of drilling two dry holes during the 2003 period. Depletion and depreciation expense decreased 10% or $47,689 to $466,969 for the year ended December 31, 2003 from the comparable 2002 period. The decrease in depletion and depreciation was due to decreased production volume offset by oil and gas property cost. General and administrative overhead cost decreased 42% or $320,674 to $451,736 for the 2003 period verses the comparable 2002 period this was due primarily to a decrease in consulting fees, and bonuses.

Net other expenses for the year ended December 31, 2003, was $50,049 compared to net other expenses of $18,344 for 2002. This increase was primarily due to gain on sale of properties in 2001 offset by decreases in interest expense and commodity derivative losses in 2003.

The Company's net income increased by $304,922 to $156,895 for the year ended December 31, 2003, from the comparable 2002 period. The increase in net income was primarily due to decreased operating and general and administrative expenses as previously discussed.

Liquidity and Capital Resources

Cash flow from operating activities was $418,137 for the year ended December 31, 2003, compared to $796,635 for the year ended December 31, 2002. The decrease in cash flow from operating activities was primarily due to decreases in accrued expenses relating to payments on accounts payable in 2003.

Cash flow used by investing activities was $344,003 in the period ended December 31, 2003, compared to $224,216 in cash flow provided by investing activities for December 31, 2002. This is primarily due to the proceeds from sale of oil and gas properties in 2002, for which there was no comparable transaction in the current year. Cash flow provided by financing activities was $918,506 for the period ended December 31, 2003, compared to $969,668 in cash flow used by financing activities for the same period in 2002. This was primarily due to increases in advances of long-term debt, net of repayment.

Capital Requirements

Subsequent to year end, the Company purchased an approximate 87.5% working interest representing a 73.5% to 87.5% net revenue interest in oil and gas properties located in the Lusk Field in Lea County, New Mexico from PXP Gulf Coast, Inc. The acquisition was accomplished through an assignment of mineral leases covering the interests. The Company paid $850,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were drawn from the Company's existing credit facility. Closing of the acquisition took place on March 11, 2004, with the effective date being April 1, 2004. The Company plans to hold the interests for production and further development.

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2004 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2004. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2004 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2003. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Quantitative And Qualitative Disclosures About Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2002 and December 31, 2003 there were no open positions. For 2003 and 2002, we recorded a realized loss on derivative transactions of $5,184 and $37,869.

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

Impairment of Developed Oil and Gas Properties

We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of our oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and gas properties during 2002 and 2003.

Reporting Requirements

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and the NASDAQ, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act of 2002, is likely to require the commitment of significant managerial resources. We are currently reviewing our internal control systems, processes and procedures to ensure compliance with the requirements of Section 404. While we expect that this review will show that we are in compliance, there can be no assurance that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest as to the adequacy of our internal controls.

New Accounting Pronouncements

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

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement 149"). Statement 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's results of operations or financial position at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was revised and superceded by FASB Interpretation No. 46R in December 2003 ("FIN 46R"). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN 46R will have no impact on its results of operations, financial position or cash flows.

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
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

HEIN + ASSOCIATES LLP

Dallas, Texas
March 31, 2004

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$1,395,100	$ 402,460
Short-term investments	67,428	-
Accounts receivable:
Oil and gas sales	260,043	245,907
Joint interest billings, less allowance for doubtful accounts of $99,192	72,530	69,275
Prepaid expenses and other current assets	22,535	2,535
Total current assets	1,817,636	720,177
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,188,060	4,677,423
Lease and well equipment	1,004,939	942,238
Furniture and equipment	51,482	35,082
Transportation equipment	158,254	102,274
Less accumulated depletion and depreciation	(2,108,914)	(1,728,105)
Net property and equipment	4,293,821	4,028,912
Long-term joint interest billing receivable, less allowance for doubtful accounts of $44,624 and $25,000	65,184	65,184
Other assets	4,297	4,297
Total assets	$ 6,180,938	$ 4,818,570
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 266,324	$ 831,723
Accounts payable and accrued expenses	200,827	473,935
Oil and gas revenues payable	60,898	63,508
Total current liabilities	528,049	1,369,166
LONG-TERM DEBT, net of current portion	1,491,802	7,897
Asset retirement obligation	496,685	-
Deferred income taxes	125,000	59,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,580,175 shares issued	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	898,314	741,419
Total stockholders' equity	3,539,402	3,382,507
Total liabilities and stockholders' equity	$ 6,180,938	$ 4,818,570

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
	December 31,
	2003	2002
REVENUE:
Oil and gas sales	$ 2,309,503	$ 2,272,786
Well operational and pumping fees	119,872	129,514
Total revenue	2,429,375	2,402,300
COSTS AND EXPENSES:
Production expense	1,103,496	1,310,609
Exploration expense	86,948	-
Depletion and depreciation	466,969	514,658
Accretion expense	24,776	-
General and administrative	451,736	772,410
Total costs and expenses	2,133,925	2,597,677
OTHER INCOME (EXPENSE):
Gain on sale of oil and gas properties	-	96,149
Interest expense, net	(52,291)	(77,274)
Realized loss on derivatives	(5,184)	(37,869)
Miscellaneous	7,426	650
Total other income (expense)	(50,049)	(18,344)
Income (Loss) Before Income Taxes	245,401	(213,721)
INCOME TAX PROVISION:
Current expense	(6,000)	(5,800)
Deferred (expense) benefit	(66,000)	88,000
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	173,401	(131,521)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTINIG PRINCIPLE, net of tax	(16,506)	-
NET INCOME (LOSS)	$ 156,895	$ (131,521)
BASIC EARNINGS (LOSS) PER SHARE	$ .02	$ (.02)
DILUTED EARNINGS (LOSS) PER SHARE	$ .02	$ (.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,530,175	7,572,778
Diluted	7,621,868	7,572,778

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2002 to December 31, 2003
	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCES, January 1, 2002	7,580,175	$ 75,801	110,000	$ (1,100)	$ 2,583,887	$ 872,940	$3,531,528
Purchase of treasury stock	-	-	50,000	(17,500)	-	-	(17,500)
Net loss	-	-	-	-	-	(131,521)	(131,521)
BALANCES, December 31, 2002	7,580,175	75,801	160,000	(18,600)	2,583,887	741,419	3,382,507
Net income	-	-	-	-	-	156,895	156,895
BALANCES, December 31, 2003	7,580,175	$ 75,801	160,000	$ (18,600)	$ 2,583,887	$ 898,314	$3,539,402

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 156,895	$ (131,521)
Adjustments to reconcile to net cash from operating activities:
Cumulative effect of change in accounting principle	16,606	-
Gain on the sale of oil and gas properties	-	(96,149)
Depletion and depreciation	466,969	514,658
Accretion expense	24,776	-
Bad debt expense	19,624	65,000
Deferred income taxes	66,000	(88,000)
Changes in assets and liabilities:
Accounts receivable and accrued income	(37,015)	(50,294)
Prepaid expenses and other assets	(20,000)	232,299
Accounts payable and accrued expenses	(273,108)	313,797
Oil and gas revenues payable	(2,610)	13,792
Change in fair value of derivative	-	23,053
Net cash provided by operating activities	418,137	796,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas properties	-	710,000
Additions to oil and gas properties	(204,195)	(485,784)
Purchase of furniture and equipment	(72,380)	-
Increase in short-term investments	(67,428)	-
Net cash provided by (used in) investing activities	(344,003)	224,216
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,161,009	-
Repayments of long-term debt	(242,503)	(952,168)
Purchase of treasury stock	-	(17,500)
Net cash provided by (used in) financing activities	918,506	(969,668)
Net change in cash	992,640	51,183
CASH, beginning of year	402,460	351,277
CASH, end of year	$ 1,395,100	$ 402,460
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 55,353	$ 89,012
Cash paid during the year for income taxes	$ -	$ -

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Oklahoma, South-Central Texas and Wyoming as of December 31, 2003.

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

Short term investments

Short term investments consist entirely of investments in two mutual funds purchased in 2003, and classified as trading. Dividend and interest income are recognized when a received, and are automatically reinvested in the fun.

Oil and Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had no unproved properties as of December 31, 2003.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $426,969 and $502,658 for the years ended December 31, 2003 and 2002, respectively.

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

There were no open positions at December 31, 2002 or 2003. For 2003 and 2002, the Company recorded realized losses on derivative transactions of $5,184 and $37,869, respectively.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $40,000 and $12,000 for each of the years ended December 31, 2003 and 2002, respectively.

Asset Retirement Obligations

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

The following tables describe on a pro forma basis our asset retirement liability and the effect on net income and earnings per share as if FAS 143 had been adopted on January 1, 2002.

	2003	2002
Asset retirement obligation at January 1,	$ 471,909	$ 448,370
Asset retirement accretion expense	24,776	11,770
Less: plugging cost	-	-
Asset retirement obligation at June 30,	496,685	460,140
Net loss, reported	$ (131,521)
Less: Retirement obligation accretion expense	(24,776)
Plus: Depreciation on salvage value	88,000
Net income pro forma	(68,297)
Earnings per share:
As reported:
Basic and diluted	$ (0.02)
Pro forma:
Basic and diluted	$ (0.01)

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

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We did not adopt the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provision of Statement 148. If the Company had followed the fair value model for expensing stock options, net income (loss) would have been adjusted as per the following pro forma amounts:
	For the years ended December 31,
	2003	2002
Income (loss) available to common shares
As reported	$ 156,895	$ (131,521)
Effect of expensing stock options	(58,000)	(24,621)
Pro forma	98,895	(156,142)
Income (loss) available to common shares; basic and diluted:
As reported	$ 0.02	$ (0.02)
Pro forma	$ 0.01	$ (0.02)

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

Recent Accounting Pronouncements

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement 149"). Statement 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's results of operations or financial position at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was revised and superceded by FASB Interpretation No. 46R in December 2003 ("FIN 46R"). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN 46R will have no impact on its results of operations, financial position or cash flows.

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

3.  Related Party Transactions

The Company leases office space from its majority stockholder. Rent expense for this lease was $24,000 and $18,000 for each of the years ended December 31, 2003 and 2002, respectively.

4.  Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Line of credit due to a bank, interest at the bank's floating rate (5% at December 31, 2003), monthly payments of principal of $28,689, plus accrued interest beginning April 2004, until maturity in March 2005. This note is collateralized by certain oil and gas properties and is guaranteed by the majority stockholder of the Company.	$1,750,000	$ 823,827

Other notes payable collateralized by vehicles	8,127	15,793

Total	1,758,127	839,620
Less current portion	(266,324)	(831,723)
	$1,491,803	$ 7,897

Maturities of long-term debt for the years ending December 31 are as follows:
2004	$ 266,324
2005	1,491,803
$ 1,758,127

5.   Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2003	2002
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss and depletion carryforwards	164,000	232,000
Allowance for doubtful accounts and other assets	69,000	45,000
	245,000	289,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(370,000)	(348,000)

Net liability	$(125,000)	$ (59,000)

The effective tax rate differs from the statutory rate as follows:
	2003		2002
Statutory rate	34%		34%
Change in rate and other	(4%)		5%
Effective rate	30%	0	(39)%

At December 31, 2003, the Company had available net operating loss ("NOL") and depletion carryforwards totaling approximately $509,000, which may be used to reduce future taxable income and expire from 2019 through 2022.

6.  Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2003	2002
Numerator:
Net income (loss)	$ 156,895	$ (135,721)
Numerator for basic and diluted earnings per share	156,895	(135,721)

Denominator:
Denominator for basic earnings per share - weighted average shares	7,530,175	7,572,778

Effect of dilutive securities:
Director stock options	91,693	-
Dilutive potential common shares	91,693	-
Denominator for diluted earnings per share - adjusted weighted average shares	7,621,868	7,572,778
Basic earnings per share	$ .02	$ (.02)
Diluted earnings per share	$ .02	$ (.02)

Outstanding stock options and warrants to purchase 1,445,916 shares of common stock outstanding at December 31, 2002 (19,466 dilutive potential common shares) were not included in the computation of diluted earnings per share due to the Company's net loss. Outstanding stock options and warrants to purchase 1,225,916 shares have been excluded from the December 31, 2003 calculation of earnings per share as their effect would be anti-dilutive.

For additional disclosures regarding the stock options and the warrants, see Note 7.

7.  Stock Based Compensation

Stock Options

In April 2003, the Company granted 100,000 non-qualified stock options to directors to purchase the Company's common stock at $0.55 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2003 through December 2005.

In April 2003, the Company granted 100,000 non-qualified stock options to directors to purchase the Company's common stock at $0.37 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2003 through December 2005.

The following is a summary of activity for the stock options granted for the years ended December 31, 2003 and 2002:
	December 31, 2003		December 31, 2002
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	420,000	$ 1.73	730,000	$ 1.36

Canceled or expired	(220,000)	$ 1.38	(310,000)	$ .86
Granted	200,000	$ .46	-	$ -
Exercised	-	$ -	-	$ -

Outstanding, end of year	400,000	$ 1.29	420,000	$ 1.73
Exercisable, end of year	400,000	$ 1.29	420,000	$ 1.73

If not previously exercised, options outstanding at December 31, 2003 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
April 1, 2004	200,000	$ 2.13	1 year
December 31, 2005	200,000.46		2 years
Total	400,000	$ 1.29

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal year 2003. No options were issued in 2002. The exercise price was greater than the market price at the measurement date for each option.
	2003
	Number of Shares	Exercise Price	Fair Value
Exercise price greater than market price	200,000	$ .46	$

The estimated fair value of each officer and director option granted during fiscal year 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
2003
Expected volatility	150%
Risk-free interest rate	5%
Expected dividends	-
Expected terms (in years)	2.8

8.   Stockholders' Equity

During 1999, the Company closed a private placement of its common stock and redeemable common stock purchase warrants. The Company sold 1,466,666 equity units for $0.75 per unit. Each unit consisted of one share of common stock and one Class A common stock purchase warrant with an exercise price of $1.25. In 2001 and 2000, warrants representing 357,350 and 433,400 shares of common stock were exercised, netting proceeds of $424,905 and $514,706 after approximately $21,783 and $27,044 of commissions, respectively. At December 31, 2003 and 2002, warrants for the purchase of 0 and 675,916 common shares, respectively, remain outstanding. No warrants were exercised in 2002 or 2003.

In June 2000, the Company issued 160,000 shares of common stock to a consultant in lieu of cash for services. The shares were recorded at the quoted market value of the stock at the time of the transaction of $260,000. The amount was being amortized over the five-year life of the contract; however, in 2002 the contract was terminated, and thus the remaining $130,000 was charged to expense.

In November 2002, the Company purchased 50,000 shares of its stock for $17,500 in a privately negotiated transaction. The Company recorded the stock as treasury stock, but intends to ultimately retire the shares.

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

10. Commitments

As of December 31, 2003 and 2002, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

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

Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2003 and 2002 is adequate.

The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:
Customer	2003	2002
A	11%	11%
B	25%	22%
C	4%	12%
D	33%	35%
E	10%	9%

Additionally, the six customers above accounted for a total of 83% and 89% of accrued oil and gas sales as of December 31, 2003 and 2002, respectively.

12. Subsequent Event

Subsequent to year end, the Company purchased an approximate 87.5% working interest representing a 73.5% to 87.5% net revenue interest in oil and gas properties located in the Lusk Field in Lea County, New Mexico from PXP Gulf Coast, Inc. The acquisition was accomplished through an assignment of mineral leases covering the interests. The Company paid $850,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were drawn from the Company's existing credit facility. Closing of the acquisition took place on March 11, 2004, with the effective date being April 1, 2004. The Company plans to hold the interests for production and further development.

13. Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:
	Year Ended December 31,
	2003	2002
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	-	-
Accretion expense	24,776	-
Dry hole expense	86,948	-
Development costs	204,195	485,784
Total costs incurred	$ 315,919	$ 485,784
Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$ 6,192,999	$ 5,619,661
Less accumulated depletion and depreciation	(1,948,424)	(1,612,614)
Net oil and gas property costs	$ 4,244,575	$ 4,007,047

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
	Oil (Barrels)	Gas (MCF)
Balance, January 1, 2002	1,069,182	1,651,514
Sales of minerals in place	(220,624)	(15,572)
Revisions of previous estimates	123,446	244,740
Production	(90,636)	(108,766)
Balance, December 31, 2002	881,368	1,771,916
Revisions of previous estimates	(138,092)	(328,559)
Production	(65,514)	(113,373)
Balance, December 31, 2003	677,762	1,329,984
Proved developed reserves, December 31, 2003	614,244	1,284,794
Proved developed reserves, December 31, 2002	881,638	1,771,916

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

14. Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows at December 31, 2003 and 2002, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
	Year Ended December 31,
	2003	2002
Future cash inflows	$19,096,000	$22,391,000
Future development and production costs	(6,521,000)	(8,788,000)
Future net cash flows, before income tax	12,575,000	13,603,000
Future income taxes	(3,742,000)	(3,560,000)
Future net cash flows	8,833,000	10,043,000
10% annual discount	(3,092,000)	(3,515,000)
Standardized measure of discounted future net cash flows	$ 5,741,000	$ 6,528,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	Year Ended December 31,
	2003	2002
Sales of oil and gas produced, net of production costs	$(1,206,000)	$ (962,000)
Purchase of minerals in place	-	-
Sale of minerals in place	-	(1,709,000)
Net changes in prices and production costs	3,448,000	5,459,000
Revisions and other	(3,607,000)	(335,000)
Accretion of discount	653,000	440,000
Net change in income taxes	(75,000)	(761,000)
Net change	(787,000)	2,132,000
Balance, beginning of year	6,528,000	4,396,000
Balance, end of year	$5,741,000	$6,528,000

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

a)

Ray Reaves, Chief Executive Officer and Chief Financial Officer of FieldPoint Petroleum Corporation established and is currently maintaining disclosure controls and procedures and internal control over financial reporting as such terms are defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. As of the end of the fiscal year, Mr. Reaves conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over fiscal reporting. It is Mr. Reaves' opinion based upon the evaluation completed by March 31, 2004, that the disclosure controls and procedures and internal control over financial reporting currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

b)

Changes In Internal Controls Over Financial Reporting. During the most recently completed fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	42	Director, President, Chairman, Chief Executive Officer, Chief Financial Officer	May 1997-present
Roger D. Bryant	61	Director	July 1997-March 2004
Robert A. Manogue	79	Director	July 1997-present
Robert Wonish	56	Director	January 2003-present
Mel Slater	60	Director	January 2003-present

Mr. Reaves, age 42, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present.

Mr. Reaves will serve until the next meeting of the shareholders or until his successor(s) have been duly elected and qualified.

Roger D. Bryant, age 61, has been a Director of the Company since July 1997. From September 2001 to present Mr. Bryant has been Chief Executive Officer of International Gateway Exchange. From November 1994 to November 2001, Bryant has been President of Dial-thru International. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Robert A. Manogue, age 79, has been a Director of the Company since July 1997. Since 1982, Manogue has been retired and has been involved in house construction in Albuquerque, New Mexico under R.A. Manogue Construction. From 1976 to 1982, Manogue was President of C.P. Clare International N.V. in Brussels, Belgium, a $50 million subsidiary of General Instruments Corporation. He also served as Vice President of Marketing for Emerson Electric Company, a manufacturer and marketer of consumer and industrial products, from 1971 to 1976.

Robert Wonish, age 56, has been a Director of the Company since January 1, 2003. From 1975 to 1978 Mr. Wonish served as an engineer for Amoco and from 1978 to 1980 he managed field projects in the Mid-Continent and East Texas for TIPCO. From 1980 to 1990 he held various positions with Cliffs Drilling and Ladd Petroleum. After the sale of Ladd Petroleum in 1990, Mr. Wonish then provided consulting services for drilling, completion and production operations to various oil and gas companies. In January 1992 Mr. Wonish was offered an engineering position with Panaco. During his tenure at Panaco, his duties expanded and developed, culminating with his position as President and COO for two years. Since July 2002 to present has served as Vice President of CYMRI Corporation.

Mel Slater, age 60, has been a Director of the Company since January 1, 2003. Since 2003 Dr. Slater has served as President of National ICT Australia. Prior to joining National ICT Dr. Slater spent more than 25 years with leading technology firms including Gemplus and Motorola. At Motorola, he served in a number of positions including Vice President and General Manager, Global Software Group Americas, Vice President and Director of Motorola's Arizona Technology Laboratories and as Motorola's Corporate Director of Software. Dr. Slater has managed operations in over ten countries.

No family relationship exists between any director or executive officer.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

During the last five (5) years no director or officer of the Company has:

a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;
c.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than the Board of Directors believes could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2003, two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

       b.       Committees

       The board appoints committees to help carry out its duties. In particular, board committee work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

       During the year ended December 31, 2003, the board had a standing audit committee and a standing compensation committee, but did not have a standing nomination committee or any other standing committees. The Board of Directors as a whole served the functions of a nomination committee.

Audit Committee

       The audit committee was composed of the following directors:

Roger Bryant, Chairman
Mel Slater
Bob Wonish

       The Board of Directors has determined that Messrs. Slater, Wonish and Bryant are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The Board of Directors has determined that none of the members of the audit committee qualify as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB. The audit committee lacks an audit committee financial expert due principally to its historical lack of funds necessary to compensate such a person. The Board of Directors intends to identify and appoint a person who qualifies as an audit committee financial expert during the current fiscal year.

       During the fiscal year ended December 31, 2003 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:
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

       The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

Auditor Compensation

       The following table details aggregate fees billed for fiscal year ended December 31, 2003 by Hein + Associates LLP for:
*	Professional services rendered for the audit of the Company's annual consolidated financial statements and the reviews of the Company's quarterly consolidated financial statements;
*	Financial information systems design and implementation; and
*	All other services:
	Services for Fiscal 2003	Aggregate Fees Billed
	Audit	$33,587.00
	Financial Information System Design and Implementation	$ -0-
	Other	$ 7,993.85

       Neither the Board of Directors nor the Audit Committee of the Board of Directors has considered whether the provision of the services covered by the caption "Financial Information System Design and Implementation" or "Other" in the above table is compatible with Hein & Associates LLP's independence.

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Roger Bryant
Robert Manogue
Mel Slater

       The compensation advisory committee did not meet during fiscal 2003. The compensation advisory committee:
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

Nomination Process

        The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process.

        Of the currently serving four directors, Messrs. Bryant, Slater and Wonish would each be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2004.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended December 31, 2003. Our Code of Business Conduct and Ethics can be found at our website address: http://www.fppcorp.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, FieldPoint Petroleum Corporation, 1703 Edelweiss Drive, Cedar Park, Texas 78613. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2003, Mr. Manogue failed to file reports covering multiple transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 10     EXECUTIVE COMPENSATION

        The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)
Ray D. Reaves	2003	$120,000	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President, CFO	2002	$120,000	32,000	-0-	-0-	-0-	-0-	-0-

Table 2 Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Ray D. Reaves	0	0	N/A
Table 3 Aggregated Options/SAR Exercised In Last Fiscal Year And Fy-End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 06/30/03	Value of Unexercised In-the-Money Options at 12/31/03
			Exercisable/Unexercisable	Exercisable/Unexercisable
Ray D. Reaves	0	0	0	0

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2003 and 2002, to the Company's Officers and Directors.
Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves	200,000	$2.125	4/01/2004
President and CEO
Robert Wonish	100,000	$.55	12/31/05
Director
Mel Slater	100,000	$.37	12/31/05
Director
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of December 31, 2003 and the percentage of outstanding common stock owned as of December 31, 2003. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,380,470	44.5%
			Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	440,320	5.8%
			Robert A. Manogue 1703 Edelweiss Drive Cedar Park, Texas 78613	201,527	2.8%
Robert Wonish 1703 Edelweiss Drive Cedar Park Texas	100,000	1.3%
All Officers and Directors as a Group (5 persons)	4,122,317	54.3%

_____________________________

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,000 on a month to month basis.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)
	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)
	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).
	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank
	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank
	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)
	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31,2000.)
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
10.6

Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company's Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.

	14.	Code of Ethics
(b)	Reports on Form 8-K
Current Report on Form 8-K dated March 11, 2004, Item 2, Item 7, as filed with the Commission on March 26, 2004.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant
Date: April 14, 2004	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: April 14, 2004
By: /s/ Roger D. Bryant Roger D Bryant Director	Date: April 14, 2004
By: /s/ Robert A. Manogue Robert A. Manogue Director	Date: April 14, 2004
By: /s/ Robert Wonish Robert Wonish Director	Date: April 14, 2004
By: /s/ Mel Slater Mel Slater Director	Date: April 14, 2004