Form 10QSB
period 2004-03-31
FIELDPOINT PETROLEUM CORP
filed 2004-05-20
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of March 31, 2004, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,580,175.

Transitional Small Business Disclosure Format (Check one):
                                                                             Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:	(unaudited)	*
Cash	$ 188,086	$ 1,395,100
Short-term Investments	554,243	67,428
Accounts receivable:
Oil and gas sales	258,573	260,043
Joint interest billings, less allowance for doubtful accounts of $99,192 and $99,192, respectively	72,941	72,530
Prepaid expenses and other current assets	38,005	22,535
Total current assets	1,111,848	1,817,636
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	5,665,240	5,188,060
Lease and well equipment	1,379,202	1,004,939
Furniture and equipment	51,482	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,233,496)	(2,108,914)
Net property and equipment	5,020,682	4,293,821
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	14,297	4,297
Total assets	$ 6,212,011	$ 6,180,938
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,748,036	$ 266,324
Accounts payable and accrued expenses	90,603	200,827
Oil and gas revenues payable	54,938	60,898
Total current liabilities	1,893,577	528,049
LONG-TERM DEBT, net of current portion	-	1,491,802
DEFERRED INCOME TAXES	167,000	125,000
ASSET RETIREMENT OBLIGATION	502,879	496,685
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,580,175 and 7,580,175 shares issued and outstanding,
respectively	75,801	75,801
Additional paid-in capital	2,583,887	2,583,887
Treasury stock, 160,000 shares of common stock	(18,600)	(18,600)
Retained earnings	1,007,467	898,314
Total stockholders' equity	3,648,555	3,539,402
Total liabilities and stockholders' equity	$ 6,212,011	$ 6,180,938

*  Derived from audited balances at December 31, 2003.

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended
	March 31,
	2004	2003
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 542,162	$ 598,058
Well operational and pumping fees	29,967	29,968
Total revenue	572,129	628,026

COSTS AND EXPENSES:
Production expense	184,849	300,535
Depletion and depreciation	124,000	102,000
General and administrative	91,145	96,065
Total costs and expenses	399,994	498,600
OTHER INCOME (EXPENSE):
Interest income (expense), net	(13,797)	(9,768)
Miscellaneous	(3,185)	-
Total other income (expense)	(16,982)	(9,768)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT	155,153	119,658
INCOME TAX PROVISION - CURRENT	(4,000)	(6,000)
INCOME TAX PROVISION - DEFERRED	(42,000)	(43,000)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	109,153	70,658
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	16,606
NET INCOME	$ 109,153	$ 54,052
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
BASIC	$ 0.01	$ 0.01
DILUTED	$ 0.01	$ 0.01
CUMULATIVE EFFECT OF ACCOUNTING CHANGE PER SHARE
BASIC	$ -	$ -
DILUTED	$ -	$ -
NET INCOME PER SHARE
BASIC	$ 0.01	$ 0.01
DILUTED	$ 0.01	$ 0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,420,175	7,420,175
DILUTED	7,444,665	7,420,175

See accompanying notes to these consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For The Three Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 109,153	$ 54,052
Adjustments to reconcile to net cash
provided by operating activities:
Depletion and depreciation	124,000	102,000
Deferred Income Taxes	42,000	43,000
Cumulative effect of accounting change	-	16,606
Accretion expense	6,194	6,194
Changes in assets and liabilities:
Accounts receivable	1,059	(175)
Prepaid expenses and other assets	(25,470)	-
Accounts payable and accrued expenses	(110,224)	(414,183)
Oil and gas revenues payable	(5,960)	324,141
Other	582	5,583
Net cash provided by operating activities	141,334	137,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(486,815)	-
Purchase of oil and gas properties	(851,443)	(58,919)
Purchase of other property and equipment	-	(34,000)
Net cash used by investing activities	(1,338,258)	(92,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(10,090)	(105,054)
Net cash used by financing activities	(10,090)	(105,054)
NET DECREASE IN CASH	(1,207,014)	(60,755)
CASH, beginning of the period	1,395,100	402,460
CASH, end of the period	$ 188,086	$ 341,705

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2003.

2.       Recent Accounting Pronouncements

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

3.       Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, the Company recorded an increase to Property and Equipment and Asset Retirement Obligations of approximately $364,144 and $471,909, respectively, as a result of the company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet, a reduction of accumulated depletion due to the effect of utilizing well equipment salvage value in the calculation of $91,159 and a cumulative effect on change in accounting principle of $16,606.

The following table shows the changes in the balance of the ARO during the three months ended March 31, 2004.
Asset retirement obligation January 1, 2004	$496,685
Asset retirement accretion expense	6,194
Less: plugging cost	-
Asset retirement obligation at March 31, 2004	$502,879

4.       Stock Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We did not adopt the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provision of Statement 148. Net income would have been adjusted as per the pro forma amounts as follows:

	Three Months Ended March 31,
	2004	2003
Net Income
As reported	$ 109,153	$ 54,052
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	5,951	11,948
Pro forma net income	$ 103,202	$ 42,104
Net Income per share, basic and diluted:
As reported	$ .01	$ .01
Pro forma	$ .01	$ .01

5.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	March 31,
	2004	2003
Numerator:
Net income	$ 109,153	$ 54,052
Numerator for basic and diluted earnings per share	109,153	54,052
Denominator:
Denominator for basic earnings per share - weighted average shares	7,420,175	7,420,175
Effect of dilutive securities:
Director stock options	24,490	-
Dilutive potential common shares	24,490	-
Denominator for diluted earnings per share - adjusted weighted average shares	7,444,665	7,420,175
Basic earnings per share	$ .01	$ .01
Diluted earnings per share	$ .01	$ .01

Outstanding stock options and warrants to purchase 904,000 and 1,455,916 shares of common stock outstanding at March 31, 2004 and 2003, respectively, have been excluded from the calculation of earnings per share as their effect would be anti-dilutive.

6.       Stock Options

In March 2004, the Company granted 200,000 non-qualified stock options to its Chief Executive Officer to purchase the Company's common stock at $0.55 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

In March 2004, the Company granted 90,000 non-qualified stock options to directors to purchase the Company's common stock at $0.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

7.       Subsequent Event

In April 2004, the Company sold 100,000 equity units for an aggregate sales price of $65,000. Each unit entitles the purchaser to one share of common stock and warrants to purchase 5 shares of common stock at exercise prices ranging from $.65 to $2.00 per share until expiration in April 2007.

PART I
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Comparison of three months ended March 31, 2004 to the three months ended March 31, 2003

Results of Operations

Revenues decreased 9% or $55,897 to $572,129 for the three month period ended March 31, 2004 from the comparable 2003 period. This was due to the overall decrease in oil and gas production. Production volumes decreased 30% on a BOE basis. Average oil sales prices increased 7% at $33.02 for the period ended March 31, 2004 compared to $30.63 for the period ended March 31, 2003. Average gas sales prices increased 57% to $5.39 for the three-month period ended March 31, 2004 compared to $3.42 for the period ended March 31, 2002.

Production expenses decreased 62% or $115,686 to $184,849 for the three month period ended March 31, 2004 from the comparable 2003 period, this was primarily due to the decrease in oil and gas workovers in the form of remedial repairs and consulting fees. Depletion and depreciation increased 21% or $22,000 to $124,000, this was primarily due to decreases in the oil and gas reserves. General and administrative overhead cost decreased 5% or $4,920 to $91,145 for the three-month period ended March 31, 2004 from the three-month period ended March 31, 2003. This was attributable to a decrease in legal fees and administrative expense in the 2004 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $141,334 for the three-month period ended March 31, 2004, as compared to $137,218 in cash flow provided by operating activities in the 2003 period. The increase in cash from operating activities was primarily due to higher net income.

Cash flow used by investing activities was $1,338,258 in the period ended March 31, 2004, compared to $92,919 for March 31, 2003 period. This was due to the purchase of additional oil and gas properties and equipment. Cash flow used by financing activities was $10,090 for the period ended March 31, 2004, compared to cash flow used of $105,054 for the same period in 2003. This decrease was primarily due to the decrease in the repayments of long term debt in the 2004 period.

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

Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Stock Options

In March 2004, the Company granted 200,000 non-qualified stock options to its Chief Executive Officer to purchase the Company's common stock at $0.55 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

In March 2004, the Company granted 90,000 non-qualified stock options to directors to purchase the Company's common stock at $0.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
Reports on Form 8-K

On March 26, 2004, the Company filed a Current Report on Form 8-K dated March 11, 2004, regarding the purchase of a working interest in oil and gas properties located in the Lusk Field in Lea County, New Mexico from PXP Gulf Coast, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2004	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer