Form 10QSB/A
period 2004-03-31
FIELDPOINT PETROLEUM CORP
filed 2004-05-24
CIK 316736

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

6.       Stock Options

In March 2004, the Company granted 200,000 non-qualified stock options to its Chief Executive Officer to purchase the Company's common stock at $0.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

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

In March 2004, the Company granted 200,000 non-qualified stock options to its Chief Executive Officer to purchase the Company's common stock at $0.55 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from November 2004 through December 2006.

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

 Date: May 24, 2004 	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer