Form 10QSB
period 2004-06-30
FIELDPOINT PETROLEUM CORP
filed 2004-08-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2004

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of August 16, 2004, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,680,175.

Transitional Small Business Disclosure Format (Check one):                Yes       No   X

PART I

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATMENTS

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2004	December 31, 2003
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 209,441	$ 1,395,100
Short-term investments	568,074	67,428
Trading securities	37,600	-
Accounts receivable:
Oil and gas sales	317,681	260,043
Joint interest billings, less allowance for doubtful accounts of $43,753 each period	85,672	72,530
Prepaid expenses	22,535	22,535
Total current assets	1,241,003	1,817,636
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,366,350	5,188,060
Lease and well equipment	1,372,813	1,004,939
Asset Retirement Obligation	364,144	-
Furniture and equipment	51,482	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,365,496)	(2,108,914)
Net property and equipment	4,947,547	4,293,821
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	24,297	4,297
Total assets	$ 6,278,031	$ 6,180,938
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,665,347	$ 266,324
Accounts payable and accrued expenses	92,147	200,827
Oil and gas revenues payable	40,992	60,898
Income Tax Payable	10,000	-
Total current liabilities	1,808,486	528,049
LONG-TERM DEBT, net of current portion	-	1,491,802
DEFERRED INCOME TAXES	187,000	125,000
ASSET RETIREMENT OBLIGATION	509,073	496,685
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,580,175 and 7,680,175 shares issued, respectively	76,801	75,801
Additional paid-in capital	2,647,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	1,067,384	898,314
Total stockholders' equity	3,773,472	3,539,402
Total liabilities and stockholders' equity	$ 6,278,031	$ 6,180,938

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended
	June 30,
	2004	2003
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 649,952	$ 599,378
Well operational and pumping fees	29,968	29,968
Total revenue	679,920	629,346
COSTS AND EXPENSES:
Production expense	341,000	245,729
Depletion and depreciation	132,000	112,000
General and administrative	121,433	101,712
Total costs and expenses	594,433	459,441
OTHER INCOME (EXPENSE):
Interest income (expense), net	(28,793)	(11,263)
Investment Income	13,831
Miscellaneous	9,733
Realized derivative loss	-	(5,184)
Total other income (expense)	(5,229)	(16,447)
INCOME BEFORE INCOME TAXES	80,258	153,458
INCOME TAX (PROVISION) BENEFIT	(20,000)	(62,000)
NET INCOME	60,258	91,458
NET INCOME PER SHARE
BASIC	$ 0.01	$ 0.01
DILUTED	$ 0.01	$ 0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,511,384	7,420,175
DILUTED	7,869,918	7,420,175

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Six Months Ended
	June 30,
	2004	2003
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 1,192,114	$ 1,197,435
Well operational and pumping fees	59,936	59,936
Total revenue	1,252,050	1,257,371
COSTS AND EXPENSES:
Production expense	525,850	546,265
Depletion and depreciation	256,000	214,000
General and administrative	212,578	197,776
Total costs and expenses	994,428	958,041
OTHER INCOME (EXPENSE):
Interest income (expense)	(42,590)	(21,031)
Investment Income	10,646	-
Miscellaneous	9,392	-
Realized derivative loss	-	(5,184)
Total other income (expense)	(22,552)	(26,215)
INCOME BEFORE INCOME TAXES	235,070	273,115
INCOME TAX (PROVISION) CURRENT	(4,000)	(6,000)
INCOME TAX (PROVISION) DEFERRED	(62,000)	(105,000)
NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	169,070	162,115
CUMULATIVE EFFECT	-	(16,606)
NET INCOME	169,070	145,509
NET INCOME PER SHARE
BASIC	$ 0.02	$ 0.02
DILUTED	$ 0.02	$ 0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,466,031	7,420,175
DILUTED	7,659,671	7,420,175

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2004 (unaudited)	2003 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 169,070	$ 145,509
Adjustments to reconcile to net cash
provided by operating activities:
Depletion and depreciation	256,000	214,000
Deferred income taxes	62,000	105,000
Cumulative effect of accounting change	-	16,606
Accretion expense	12,388	12,388
Changes in assets and liabilities:
Accounts receivable	(70,780)	2,079
Prepaid expenses and other assets	(20,000)	(12,000)
Accounts payable and accrued expenses	(98,680)	(423,867)
Oil and gas revenues payable	(19,906)	243,604
Other	582	5,582
Net cash provided by operating activities	290,674	308,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(910,308)	(84,682)
Purchase of other property and equipment	-	(34,000)
Purchase of short-term investments	(538,246)	-
Net cash used by investing activities	(1,448,554)	(118,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(92,779)	(178,936)
Proceeds from exercise sale of common stock and warrants	65,000	-
Net cash (used) by financing activities	(27,779)	(178,936)
NET INCREASE (DECREASE) IN CASH	(1,185,659)	11,283
CASH, beginning of the period	1,395,100	402,460
CASH, end of the period	$ 209,441	$ 413,743

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

The following table shows the changes in the balance of the ARO during the six months ended June 30, 2004:
Asset retirement obligation January 1, 2004	496,685
Asset retirement accretion expense	12,388
Less: plugging cost	-
Asset retirement obligation at March 31, 2004	484,297

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

	Three Months Ended March 31,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income
As reported	$ 60,258	$ 91,458	$ 169,020	$145,509
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	(5,951)	(11,948)	(11,902)	(24,984)
Pro forma net income	$ 54,307	$ 79,510	$ 157,118	$ 120,525
Net Income per share, basic and diluted:
As reported	.01	.01	.02	.02
Pro forma	.01	.01	.02	.02

3.      Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$ 60,258	$ 91,458	$ 169,020	$ 145,509
Numerator for basic and diluted earnings per share	60,258	91,458	169,020	145,509
Denominator:
Denominator for basic earnings per share - weighted average shares	7,511,384	7,420,175	7,466,031	7,420,175
Effect of dilutive securities:
Director stock options	265,431	-	146,571	-
Warrants	93,103	-	47,069	-
Dilutive potential common shares	358,534	-	193,640	-
Denominator for diluted earnings per share - adjusted weighted average shares	7,869,918	7,420,175	7,659,671	7,420,175
Basic earnings per share	$ .01	$ .01	$ .02	$ .02
Diluted earnings per share	$ .01	$ .01	$ .01	$ .02

Outstanding stock options and warrants to purchase 200,000 and 1,455,916 shares of common stock outstanding at March 31, 2004 and 2003, respectively, have been excluded from the calculation of earnings per share as their effect would be anti-dilutive.

4. Stockholder's Equity

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

In April 2004, the Company sold 100,000 units in a private sale to a single investor. Each unit sold for $0.65 consisted of 1 common share, and 5 warrants A-E. Each warrant is exercisable at any time over the next 3 years, are redeemable at the Company's option based on certain sustained trading prices, and have exercise prices as follow:
A	$0.65
B	$0.75
C	$1.00
D	$1.25
E	$2.00

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

Comparison of three months ended June 30, 2004 to the three months ended June 30, 2003

Results of Operations

Revenues increased 8% or $50,574 to $679,920 for the three month period ended June 30, 2004 from the comparable 2003 period, this was due primarily to the overall increase in oil and gas sales. Production volumes decreased 7% on a BOE basis. Average oil sales prices increased 19% to $36.76 for the period ended June 30, 2004 compared to $30.80 for the period ended June 30, 2003. Average gas sales prices remained stable at $3.96 for the three month period ended June 30, 2004 compared to $3.90 for the period ended June 30, 2003.

Production expenses increased 38% or $95,271 to $341,000 for the three month period ended June 30, 2004 from the comparable 2003 period, this was primarily due to the acquisition of oil and gas properties in the state of New Mexico in 2004. Depletion and depreciation increased 17% due to the purchase of oil and gas properties and related equipment during the period ended June 30, 2004. General and administrative overhead cost increased 19% or $19,721 to $121,433 for the three month period ended June 30, 2004 from the three month period ended 2003. This was primarily due to an increase in legal costs, and consulting fees.

Net other expense for the three months ended June 30, 2004 was $5,229 compared to $16,447 for the 2003 period. This decrease was primarily due to realized gain on investment of $13,831 during June 2004.

Comparison of six months ended June 30, 2004 to the six months ended June 30, 2003

Results of Operations

Revenues were virtually unchanged at $1,252,050 for the six month period ended June 30, 2004 from $1,257,371 for the comparable 2003 period due to the overall increase in oil and gas prices. Production volumes decreased 17% on a BOE basis. Average oil sales prices increased 13% to $34.89 for the period ended June 30, 2004 compared to $30.70 for the period ended June 30, 2003. Average gas sales prices increased 35% to $4.49 for the six month period ended June 30, 2004 compared to $3.32 for the period ended June 30, 2003.

Production expenses decreased 3% or $20,415 to $525,850 for the six month period ended June 30, 2004 from the comparable 2003 period, this was primarily due to the decrease in workovers and remedial repairs for the period ended June 30, 2004. Depletion and depreciation expense increased 19% to $256,000, this was due to the increase in leasehold and related equipment during the period ended June 30, 2004 compared to the 2003 period. General and administrative overhead cost increased 7% or $14,802 to $212,578 for the six month period ended June 30, 2004 from the six month period ended June 30, 2003. This was attributable to an increase in legal fees.

Net other expense for the six months ended June 30, 2004 was $22,552 compared to $26,215 for the comparable 2003 period. The decrease was primarily due to increased interest expense offset by a gain on investment and other income in 2004.

Liquidity and Capital Resources

Cash flow provided by operating activities was $290,674 for the six month period ended June 30, 2004, as compared to $308,901 in cash flow provided by operating activities in the 2003 period. The decrease in cash from operating activities was primarily due to the net income, offset by increased depletion and depreciation and increases in prepaid and other assets.

Cash flow used in investing activities was $1,448,554 for the period ended June 30, 2004 as compared to $118,682 used by investing activities for the period ended June 30, 2003. This was primarily due to the acquisition of oil and gas properties, and short term investments in 2004. Cash flow used in financing activities was $27,779 for the period ended June 30, 2004, compared to a cash flow used by financing activities of $178,936 for the same period in 2003, the decrease was due to proceeds from the sale of common stock.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

ISSUANCE OF RESTRICTED SECURITIES. During the three months ended June 30, 2004, the Company issued 100,000 Units to one (1) accredited investor at a price of $.65 per unit.  Each unit consisted of one share of common stock and five warrants that expire in three years.

As to the issuance of the securities identified above, the Company relied upon Section 4(2) of the Securities Act in claiming exemption from the registered requirement of the Securities Act.  The securities were taken for investment and were subject to appropriate transfer restrictions under the Securities Act.

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

Date: August 16 , 2004	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer