Form 10QSB
period 2004-09-30
FIELDPOINT PETROLEUM CORP
filed 2004-11-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of November 10, 2004, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,680,175.

Transitional Small Business Disclosure Format (Check one):    Yes       No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2004 (unaudited)	December 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$ 403,407	$ 1,395,100
Short-term investments	570,887	67,428
Trading securities	37,600	-
Accounts receivable:
Oil and gas sales	391,316	260,043
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	91,393	72,530
Prepaid expenses	30,035	22,535
Total current assets	1,524,638	1,817,636
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,467,130	5,188,060
Lease and well equipment	1,382,643	1,004,939
Asset Retirement Obligation	364,144	-
Furniture and equipment	51,482	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,500,496)	(2,108,914)
Net property and equipment	4,923,157	4,293,821
LONG-TERM JOINT INTEREST BILLING RECEIVABLE	65,184	65,184
OTHER ASSETS	14,297	4,297
Total assets	$ 6,527,276	$ 6,180,938
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,580,742	$ 266,324
Accounts payable and accrued expenses	119,861	200,827
Oil and gas revenues payable	47,564	60,898
Income Tax Payable	10,000	-
Total current liabilities	1,758,167	528,049
LONG-TERM DEBT, net of current portion	-	1,491,802
DEFERRED INCOME TAXES	245,000	125,000
ASSET RETIREMENT OBLIGATION	515,267	496,685
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,680,175 and 7,580,175 shares issued, respectively	76,801	75,801
Additional paid-in capital	2,647,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	1,302,754	898,314
Total stockholders' equity	4,008,842	3,539,402
Total liabilities and stockholders' equity	$ 6,527,276	$ 6,180,938

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended September 30,
	2004	2003
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 866,856	$ 559,058
Well operational and pumping fees	29,968	29,968
Total revenue	896,824	589,026
COSTS AND EXPENSES:
Exploration Expense	-	83,182
Production expense	357,333	295,472
Depletion and depreciation	135,000	102,000
General and administrative	100,957	139,281
Total costs and expenses	593,290	619,935
OTHER INCOME (EXPENSE):
Interest income (expense), net	(21,893)	(18,795)
Investment Income	2,813	-
Gain on Derivative	5,000	-
Miscellaneous	341	-
Total other income (expense)	(13,739)	(18,795)
INCOME BEFORE INCOME TAXES	289,795	(49,704)
INCOME TAX (PROVISION) BENEFIT	(54,000)	18,000
NET INCOME	235,795	(31,704)
NET INCOME PER SHARE
BASIC	$ 0.03	$ (0.01)
DILUTED	$ 0.03	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,520,175	7,580,175
DILUTED	7,678,541	7,580,175

 See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Nine Months Ended September 30,
	2004	2003
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 2,058,970	$ 1,756,494
Well operational and pumping fees	89,904	89,904
Total revenue	2,148,874	1,846,398
COSTS AND EXPENSES:
Exploration Expense	-	83,182
Production expense	883,183	841,737
Depletion and depreciation	391,000	316,000
General and administrative	313,535	337,057
Total costs and expenses	1,587,718	1,577,976
OTHER INCOME (EXPENSE):
Interest income (expense)	(64,483)	(39,825)
Investment Income	13,459	-
Miscellaneous	9,308	-
Gain on Derivative	5,000	(5,184)
Total other income (expense)	(36,716)	(45,009)
INCOME BEFORE INCOME TAXES	524,440	223,413
INCOME TAX (PROVISION) CURRENT	-	(6,000)
INCOME TAX BENEFIT(PROVISION) DEFERRED	(120,000)	(87,000)
NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	404,440	130,413
CUMULATIVE EFFECT	-	(16,606)
NET INCOME	404,440	113,807
NET INCOME PER SHARE
BASIC	$ 0.05	$ 0.02
DILUTED	$ 0.05	$ 0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,484,278	7,580,175
DILUTED	7,666,005	7,580,175

See accompanying notes to these consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2004 (unaudited)	2003 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 404,440	$ 113,807
Adjustments to reconcile to net cash
provided by operating activities:
Depletion and depreciation	391,000	316,000
Deferred income taxes	120,000	87,000
Cumulative effect of accounting change	-	16,606
Accretion expense	18,582	18,582
Changes in assets and liabilities:
Accounts receivable	(150,136)	4,209
Prepaid expenses and other assets	(17,500)	(32,000)
Accounts payable and accrued expenses	(70,967)	(246,520)
Oil and gas revenues payable	(13,333)	13,550
Purchase of Trading Securities	(37,600)
Other	582	-
Net cash provided by operating activities	645,068	291,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(1,020,918)	(177,679)
Purchase of other property and equipment	-	(72,380)
Purchase of short-term investments	(503,459)	-
Net cash used by investing activities	(1,524,377)	(250,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(177,384)	(119,844)
Proceeds from exercise sale of common stock and warrants	65,000	-
Net cash used by financing activities	(112,384)	(119,844)
NET INCREASE (DECREASE) IN CASH	(991,693)	(78,669)
CASH, beginning of the period	1,395,100	402,460
CASH, end of the period	$ 403,407	$ 323,791

See accompanying notes to these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Nature of Business, Organization And Basis of Preparation And Presentation

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in New Mexico, Oklahoma, Texas and Wyoming.

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

2.       Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was revised and superseded by FASB Interpretation No. 46R in December 2003 ("FIN 46R"). FIN 46R requires the consolidation of certain variable interest entities, as defined.  FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN 46R will have no impact on its results of operations, financial position or cash flows.

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

The following table shows the changes in the balance of the ARO during the nine months ended September 30, 2004:
Asset retirement obligation January 1, 2004	496,685
Asset retirement accretion expense	18,582
Less: plugging cost	-
Asset retirement obligation at September 30, 2004	515,267

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)
As reported	$ 235,795	$ (31,702)	$ 404,440	$113,807
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	(22,000)	(6,246)	(33,902)	(37,476)
Pro forma net income	$ 213,795	$ (37,948)	$ 370,538	$ 76,331
Net Income per share, basic and diluted:
As reported	.03	(.01)	.05	.01
Pro form	.03	(.01)	.05	.01

3.      Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 235,795	$ (31,704)	$ 404,440	$ 130,413
Numerator for basic and diluted earnings per share	235,795	(31,704)	404,440	130,403
Denominator:
Denominator for basic earnings per share - weighted average shares	7,520,175	7,580,175	7,484,278	7,580,175
Effect of dilutive securities:
Director stock options	153,906	-	149,173	-
Warrants	4,460	-	32,554	-
Dilutive potential common shares	158,366	-	181,727	-
Denominator for diluted earnings per share - adjusted weighted average shares	7,678,541	7,580,175	7,666,005	7,580,175
Basic earnings per share	$ .03	$ -	$ .05	$ .02
Diluted earnings per share	$ .03	$ -	$ .05	$ .02

Outstanding stock options and warrants to purchase 400,000 and shares of common stock outstanding at September 30, 2004 have been excluded from the calculation of earnings per share as their effect would be anti-dilutive.

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

In September 2004, the Company granted 220,000 non-qualified stock options to directors and 10,000 non-qualified stock options to the Company's controller to purchase the Company's common stock at $.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from June 1, 2005 through June 30, 2007.

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

Comparison of three months ended September 30, 2004 to the three months ended September 30, 2003

Results of Operations

Revenues increased 52% or $307,798 to $896,824 for the three month period ended September 30, 2004 from the comparable 2003 period, this was due primarily to the overall increase in oil and gas prices. Production volumes increased slightly on a BOE basis to 22,697. Average oil sales prices increased 36% to $40.14 for the period ended September 30, 2004 compared to $29.43 for the period ended September 30, 2003. Average gas sales prices increased 39% to $5.05 for the three month period ended September 30, 2004 compared to $3.63 for the period ended September 30, 2003.

Production expenses increased 21% or $61,861 to $357,333 for the three month period ended September 30, 2004 from the comparable 2003 period, this was primarily due to the acquisition of oil and gas properties in the state of New Mexico in 2004. Depletion and depreciation increased 32% due to the purchase of oil and gas properties and related equipment during the period ended September 30, 2004. General and administrative overhead cost decreased 28% or $38,324 to $100,957 for the three month period ended September 30, 2004 from the three month period ended 2003. This was primarily due to a decrease in salaries.

Net other expense for the three months ended September 30, 2004 was $13,739 compared to $18,795 for the 2003 period. This decrease was primarily due to realized gain on derivative of $5,000 during September 2004 period.

Comparison of nine months ended September 30, 2004 to the nine months ended September 30, 2003

Results of Operations

Revenues increased 16% or $302,476 to $2,148,874 for the nine month period ended September 30, 2004 from $1,846,398 for the comparable 2003 period due to the overall increase in oil and gas prices. Production volumes decreased 8% on a BOE basis. Average oil sales prices increased 21% to $36.37 for the period ended September 30, 2004 compared to $30.04 for the period ended September 30, 2003. Average gas sales prices increased 31% to $4.48 for the nine month period ended September 30, 2004 compared to $3.41 for the period ended September 30, 2003.

Production expenses increased 5% or $41,446 to $883,183 for the nine month period ended September 30, 2004 from the comparable 2003 period, this was primarily due to the increase in workovers and remedial repairs for the period ended September 30, 2004. Depletion and depreciation expense increased 24% to $391,000, this was due to the increase in leasehold and related equipment during the period ended September 30, 2004 compared to the 2003 period. General and administrative overhead cost decreased 7% or $23,522 to $313,535 for the nine month period ended September 30, 2004 from the nine month period ended September 30, 2003. This was attributable to a decrease in salaries.

Net other expense for the nine months ended September 30, 2004 was $36,716 compared to $45,009 for the comparable 2003 period. The decrease was primarily due to increased interest expense offset by a gain on investment and other income in 2004.

Liquidity and Capital Resources

Cash flow provided by operating activities was $682,668 for the nine month period ended September 30, 2004, as compared to $291,234 in cash flow provided by operating activities in the 2003 period. The increase in cash from operating activities was primarily due to increased net income.

Cash flow used in investing activities was $1,561,977 for the period ended September 30, 2004 as compared to $250,059 used by investing activities for the period ended September 30, 2003. This was primarily due to the acquisition of oil and gas properties, and short term investments in 2004. Cash flow used in financing activities was $112,384 for the period ended September 30, 2004, compared to a cash flow used by financing activities of $119,844 for the same period in 2003, the decrease was due to proceeds from the sale of common stock.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
1.	Current Report on Form 8-K dated August 17, 2004, as filed with the Commission on August 18, 2004
2.	Current Report on Form 8-K dated August 30, 2004, as filed with the Commission on August 30, 2004.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer