Form 10-K
period 2004-12-31
FIELDPOINT PETROLEUM CORP
filed 2005-03-31
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

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

Yes     X     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $3,016,902.

As of December 31, 2004, 7,680,175 shares of the Registrant's common stock par value $.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2005, was $12,625,158.

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

Operations

As of December 31, 2004, the Company had varying ownership interest in 339 gross productive wells (90.79 net) located in 4 states. The Company operates 61 of the 339 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate most of the oil and gas properties in which it has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the majority shareholder at a cost of $2,500 per month as of December 31, 2004.

Employees- As of March 31, 2005, the Company had 4 employees. The Company considers its relationship with its employees satisfactory.

ITEM 2- PROPERTIES

Principal Oil and Gas Interest

Lusk Field, Lea County New Mexico is a producing oil and gas field located outside of Hobbs, New Mexico. The company owns an 87.5%-100% working interest in two oil and gas wells producing out of the Bonesprings and Yates formations at depth ranging from approximately 3,400 feet to approximately 10,000 feet. The company also owns an 87.5% working interest in one water disposal well.

Chickasha Field, Grady County Oklahoma is a waterflood project producing from the Medrano Sand. The Rush Springs Medrano Unit is located approximately sixty five miles southwest of Oklahoma City, Oklahoma. The Company has a 20.64% working interest in the unit which consists of 21 producing oil and gas wells and 11 water injection wells.

Hutt Wilcox Field, McMullen and Atascosa County Texas is an oil and gas field located approximately 60 miles south of San Antonio, Texas producing from the Wilcox sand. The Company has a working interest in 14 oil wells.

West Allen Field, Pontotoc County Oklahoma is a producing oil and gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a working interest in 52 leases or a total of 224 wells, the leases have multiple wellbores and the Company has plans to participate in the future recompletion of behind pipe zones.

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and gas wells with a production rate for 2004 of approximately 45 barrels of oil equivalent ("BOE") net to the Company. Oil and gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.

	Oil and Gas Production
Quantities	2004	2003
Oil (Bbls)	63,669	65,514
Gas (Mcf)	101,583	113,373
Average Sales Price
Oil ($/Bbl)	$38.35	$29.69
Gas ($/Mcf)	$4.31	$3.13
Average Production Cost ($/BOE)	$15.02	$13.07

The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2004, purchases by each of four customers, Dorado Oil Company, Pontotoc Production, Inc., Westport Resources, and ConocoPhillips represented more than 10% of total Company revenues. During the year ended December 31, 2003, purchases by each of four customers, Westport Resources, Pontotoc Production, Inc., Dorado Oil Company and Plains Petroleum represented more than 10% of the total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2004, of productive wells in the areas indicated.

Productive Wells
	Oil		Gas
State	Gross[1]	Net[2]	Gross[1]	Net[2]
New Mexico	2	1.6		-
Oklahoma	208	47.03	37	4.59
Texas	82	31.15	7	3.8
Wyoming	3	2.63	-	-
Total	295	82.41	44	8.39

____________________________

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

Drilling Activity

The Company drilled no wells in 2004 and drilled 4 wells in 2003 of which include two were determined to be productive. The Company incurred $86,948 of exploration expense relating to the unsuccessful wells.

Reserves

Please refer to unaudited Note 13 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2004 and 2003.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interest and royalty interest as of December 31, 2004. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed1		Undeveloped2
State	Gross3	Net4	Gross3	Net4
New Mexico	640	480	640	90
Oklahoma	8586	1108	200	19
Texas	2120	547	1360	1000
Wyoming	200	200	2000	2000
Total	11546	2335	4200	3109

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

FISCAL 2004	CLOSING BID
	HIGH	LOW
First Quarter	.85	.35
Second Quarter	1.60	.65
Third Quarter	1.20	.54
Fourth Quarter	1.50	.60
FISCAL 2003
	HIGH	LOW
First Quarter	.66	.29
Second Quarter	.84	.26
Third Quarter	.75	.31
Fourth Quarter	.75	.37

At March 31, 2004, the approximate number of shareholders of record was 1,250. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

In April 2004, the Company sold 100,000 units in a private sale to a single investor. Each unit sold for $0.65 and consisted of one common share, and five warrants (A-E). Each warrant is exercisable at any time over the next 3 years, are redeemable at the Company's option based on certain sustained trading prices, and have exercise prices as follow:

A	$0.65
B	$0.75
C	$1.00
D	$1.25
E	$2.00

The units were sold without registration under the Securities Act of 1933, (the"Securities Act") in reliance upon an exemption set forth in Section 4(2) and Regulation D thereunder. Proceeds of the sale were used for working capital.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders(1)	690,000	$.59	690,000
Total	690,000	$.59	690,000

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

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Results of Operation

Revenues increased 24% or $587,527 to $3,016,902 for the year ended December 31, 2004, from the comparable 2003 period. Oil production volumes decreased by 3% at the same time the average price per barrel increased 29% during 2004 to $38.35 from the comparable 2003 period average price of $29.69 per barrel. Also in 2004, the gas production volume decreased by 11% while the average price per Mcf was $4.31, an increase of 37% from the 2003 comparable period. The decreases in production volumes were primarily due to declines in the Kerr McGee operated Rush Springs Unit in Grady County, Oklahoma offset by the Lea County New Mexico Lusk Field acquisition.

	Year Ended December 31,
	2004	2003
Oil Production	63,669	65,514
Average Sales Price Per Bbl ($/Bbl)	$38.35	$29.69
Gas Production	101,583	113,373
Average Sales Price Per Mcf ($/Mcf)	$4.31	$3.13

Production expenses increased 10% or $107,350 to $1,210,846 for the year ended December 31, 2004, from the comparable 2003 period. The increase was due to cost associated with Oklahoma field production, and increases in workover expense and remedial repairs incurred in 2004 as compared to 2003. The Company incurred exploration expense of $86,948 as a result of drilling two dry holes during the 2003 period. Depletion and depreciation expense increased 6% or $27,262 to $494,231 for the year ended December 31, 2004 from the comparable 2003 period. The increase in depletion and depreciation was due to net production volume decrease offset by increased oil and gas property cost. General and administrative overhead remained relatively stable and decreased less than 1% or $1,033 to $450,703 for the 2004 period verses the comparable 2003 period.

Net other income for the year ended December 31, 2004, was $5,369 compared to net other expenses of $50,049 for 2003. This decrease was primarily due to gain on investment securities in 2004 offset by increases in interest expense.

The Company's net income increased by $361,820 to $518,715 for the year ended December 31, 2004, from the comparable 2003 period. The increase in net income was primarily due to increased oil and gas revenues and investment income as previously discussed.

Liquidity and Capital Resources

Cash flow from operating activities was $441,194 for the year ended December 31, 2004, compared to $350,709 for the year ended December 31, 2003. The increase in cash flow from operating activities was primarily due to increases in net income offset by increases in accrued expenses relating to payments on accounts payable in 2004.

Cash flow used by investing activities was $1,183,496 for the period ended December 31, 2004, compared to $276,575 in cash flow used by investing activities for December 31, 2003. This is primarily due to additions in oil and gas properties in 2004. Cash flow used by financing activities was $196,351 for the period ended December 31, 2004, compared to $918,506 in cash flow provided by financing activities for the same period in 2003. This was primarily due to decreases in advances of long-term debt, net of repayment.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and gas property investing activities in 2005 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and gas properties in 2005. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and gas properties. The Company cannot predict how oil and gas prices will fluctuate during 2005 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and gas properties. The Company had no significant commitments for capital expenditures at December 31, 2004. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Quantitative And Qualitative Disclosures About Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2004 and December 31, 2003 there were no open positions. For 2004 and 2003, we recorded a realized gain and loss respectively on derivative transactions of $5,000 and $5,184.

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

Impairment of Developed Oil and Gas Properties

We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and gas properties and compare such future cash flows to the carrying amount of our oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and gas properties during 2003 and 2004.

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

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123 (R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123 R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issues will be required to apply Statement 123 R in the first interim or annual reporting period that begins after December 15, 2005. Statement 123 R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company believes the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

ITEM 7-FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements

Page
Independent Auditor's Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-16
Supplemental Oil and Gas Information (Unaudited)	F-16 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries

Austin, Texas

We have audited the consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates L.L.P.
Dallas, Texas
March 9, 2005

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$458,447	$1,395,100
Short-term investments	652,263	67,428
Accounts receivable:
Oil and gas sales	346,859	260,043
Joint interest billings, less allowance for doubtful accounts of $99,192	98,304	72,530
Prepaid expenses and other current assets	74,036	22,535
Total current assets	1,629,909	1,817,636
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,956,494	5,188,060
Lease and well equipment	1,416,482	1,004,939
Furniture and equipment	55,001	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,611,305)	(2,108,914)
Net property and equipment	4,974,926	4,293,821

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624	54,721	65,184
OTHER ASSETS	______-_	4,297
Total assets	$6,659,556	$6,180,938
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,496,775	$266,324
Accounts payable and accrued expenses	70,826	200,827
Oil and gas revenues payable	82,377	60,898
Total current liabilities	1,649,978	528,049

LONG-TERM DEBT, net of current portion	-	1,491,802
ASSET RETIREMENT OBLIGATION	521,461	496,685
DEFERRED INCOME TAXES	365,000	125,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,680,175 and 7,580,175 shares issued and outstanding, respectively	76,801	75,801
Additional paid-in capital	2,647,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	1,417,029	898,314
Total stockholders' equity	4,123,117	3,539,402
Total liabilities and stockholders' equity	$6,659,556	$6,180,938

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
	December 31,
	2004	2003
REVENUE:
Oil and gas sales	$2,880,905	$2,309,503
Well operational and pumping fees	120,997	119,872
Disposal Fees	15,000	-________
Total revenue	3,016,902	2,429,375

COSTS AND EXPENSES:
Production expense	1,210,846	1,103,496
Exploration expense	-	86,948
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
General and administrative	450,703	451,736
Total costs and expenses	2,180,556	2,133,925
OTHER INCOME (EXPENSE):
Interest expense, net	(91,376)	(52,291)
Realized gain on investments	68,583	-
Unrealized holding gain on investments	13,272	-
Miscellaneous income	9,890	7,426
Gain (Loss)on Derivative	5,000	(5,184)
Total other income (expense)	5,369	(50,049)
INCOME BEFORE INCOME TAXES	841,715	245,401
INCOME TAX PROVISION:
Current expense	(84,000)	(6,000)
Deferred expense	(239,000)	(66,000)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	518,715	173,401

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTINIG PRINCIPLE, net of tax	-	(16,506)
NET INCOME	$518,715	$156,895

BASIC EARNINGS PER SHARE	$.07	$.02
DILUTED EARNINGS PER SHARE	$.07	$.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,493,326	7,530,175
Diluted	7,755,363	7,621,868

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from January 1, 2003 to December 31, 2004

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2003	7,580,175	$75,801	160,000	$(18,600)	$2,583,887	$741,419	$3,382,507
Net income	-	-	-	-	-	156,895	156,895
BALANCES, December 31, 2003	7,580,175	75,801	160,000	(18,600)	2,583,887	898,314	3,539,402
Issuance of Common Stock and Warrants	100,000	1,000	-	-	64,000	-	65,000
Net income	-	-	-	-	-	518,715	518,715
BALANCES, December 31, 2004	7,680,175	$76,801	160,000	$(18,600)	$2,647,887	$1,417,029	$4,123,117

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$518,715	$156,895
Adjustments to reconcile to net cash from operating activities:
Net purchase of short-term investments	(509,281)	(67,428)

Unrealized holding gains on short-term investments	(68,583)	-
Realized gain on disposition of short-term investments	(13,272)	-
Cumulative effect of change in accounting principle	-	16,506
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
Bad debt expense	-	19,724
Deferred income taxes	239,000	66,000
Changes in assets and liabilities:
Accounts receivable and accrued income	(102,127)	(37,015)
Prepaid expenses and other assets	(51,501)	(20,000)
Accounts payable and accrued expenses	(130,001)	(273,108)
Oil and gas revenues payable	21,479	(2,610)
Other	19,758	-
Net cash provided by operating activities	441,194	350,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,179,977)	(204,195)
Purchase of furniture and equipment	(3,519)	(72,380)
Net cash used in investing activities	(1,183,496)	(276,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,161,009
Repayments of long-term debt	(261,351)	(242,503)
Proceeds from sale of common stock	65,000	-
Net cash provided by (used in) financing activities	(196,351)	918,506
NET CHANGE IN CASH	(936,653)	992,640
CASH, beginning of year	1,395,100	402,460
CASH, end of year	$ 458,447	1,395,100
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$94,103	$55,353

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2004.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bass Petroleum, Inc and Raya Energy Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Short Term Investments

Short term investments consist primarily of holdings in mutual funds and publicly traded energy securities with readily determinable fair values. These investments are bought and held principally, for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains in other income. All realized gains are included in other income.

Oil and Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had no unproved properties as of December 31, 2003 or 2004.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and gas producing property and related equipment was $494,231 and $426,969 for the years ended December 31, 2004 and 2003, respectively.

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

The Company has a $54,721 and $65,184 net joint interest billing receivable from a company in receivership at 12/31/04 and 12/31/03 respectively. The receiver has indicated he intends to settle the amount due by conveying oil and gas properties to the Company. This settlement has not yet been approved by the bankruptcy court. The Company anticipates that it will receive the properties, and that the value of the properties will be adequate to recover the amount due; however if the settlement is not approved, the Company may be unable to recover the receivable and further write-downs of the receivable balance may be necessary. Based on the above facts, the Company has classified the receivable as long-term.

Derivative Activity

Derivatives are recorded under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Derivative Instruments and Hedging Activities. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are currently recognized in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.

There were no open positions at December 31, 2004 or 2003. For 2004 and 2003, the Company recorded realized gains and losses on derivative transactions of $5,000 and $5,184 respectively.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $15,391 and $40,000 for each of the years ended December 31, 2004 and 2003, respectively.

Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and Asset Retirement Obligations of approximately $521,461 and $496,658, respectively, as a result of the company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet, a reduction of accumulated depletion due to the effect of utilizing well equipment salvage value in the calculation of $91,159 and a cumulative effect on change in accounting principle of $16,506.

The following is a reconciliation of the Company's asset retirement obligations for the years ended:
	2004	2003
Asset retirement obligation at January 1,	$ 496,685	$ 471,909
Asset retirement accretion expense	24,776	24,776
Less: plugging cost	-	-
Asset retirement obligation at December 31,	$521,461	$496,685

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

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We did not adopt the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provision of Statement 148. If the Company had followed the fair value model for expensing stock options, net income would have been adjusted as per the pro forma amounts:
	For the years ended Dec 31,
	2004	2003
Income available to common shares
As reported	$518,715	$156,895
Effect of expensing stock options, net of tax	(96,000)	(58,000)
Pro forma	422,715	98,895
Income available to common shares; basic and diluted:
As reported	$0.07	$0.02
Pro forma	$0.05	$0.01

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

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123 (R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123 R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issues will be required to apply Statement 123 R in the first interim or annual reporting period that begins after December 15, 2005. Statement 123 R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company believes the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

2.     Acquisition of Oil and Gas Properties

Effective March 11, 2004, the Company consummated the purchase of an 87.5%-100% working interest representing a 72.5625%-87.5% net revenue interest in oil and gas properties located in the Lusk Field in Lea County, New Mexico. The interests were acquired from PXP Gulf Coast, Inc. The Company paid $850,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were derived from the Company's existing revolving credit facility.

The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2003.

                        2004                                 2003

Revenues     $ 3,081,527                     2,616,198

Net Income     $ 549,907                        257,003

Net Income
per share        $ .07                                        ..03

3.    Related Party Transactions

The Company leases office space from its majority stockholder. Rent expense for this lease was $30,000 and $24,000 for each of the years ended December 31, 2004 and 2003, respectively.

4.    Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Note payable to a bank, interest at the bank's floating rate (6.25% at December 31, 2004), monthly payments of principal of $27,350, plus accrued interest beginning April 2004, until maturity in March 2005. This note is collateralized by certain oil and gas properties and is guaranteed by the majority stockholder of the Company.

	$ 1,496,315	$ 1,750,000
Other notes payable collateralized by vehicles	460	8,127
Total	1,496,775	1,758,127
Less current portion	(1,496,775)	(266,324)
	$ -	$1,491,803

5.    Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2004	2003
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss and depletion carryforwards	13,000	164,000
Allowance for doubtful accounts and other assets	46,000	69,000
	71,000	245,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(436,000)	(370,000)
Net liability	$ (365,000)	$ (125,000)

The effective tax rate differs from the statutory rate as follows:

	2004	2003
Statutory rate	34%	34%
Change in rate and other	4%	(4%)
Effective rate	38%	30%

At December 31, 2004, the Company had available net operating loss ("NOL") and depletion carryforwards totaling approximately $ 38,000 which may be used to reduce future taxable income and expire from 2019 through 2022.

6.       Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2004	2003
Numerator:
Net income	$ 518,715	$ 156,895
Numerator for basic and diluted earnings per share	518,715	156,895
Denominator:
Denominator for basic earnings per share weighted average shares	7,493,326	7,530,175
Effect of dilutive securities:
Director stock options	156,929	91,693
President stock options	53,042	-
Warrants issued with private placement	52,066	-
Dilutive potential common shares	262,037	91,693
Denominator for diluted earnings per share adjusted weighted average shares	7,755,363	7,621,868
Basic earnings per share	$ .07	$ .02
Diluted earnings per share	$ .07	$ .02

Outstanding stock options and warrants to purchase 1,225,916 shares have been excluded from the December 31, 2003 calculation of earnings per share as their effect would be anti-dilutive. Outstanding warrants to purchase 200,000 shares have been excluded from the December 31, 2004 calculation of earnings per share as their effect would be anti-dilutive.

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

In August 2004, the Company granted 100,000 non-qualified stock options to a director to purchase the Company's common stock at $0.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from June 2005 through June 2007.

In September 2004, the Company granted 120,000 non-qualified stock options to directors and 10,000 non-qualified stock options to its Controller to purchase the Company's common stock at $0.65 per share, which was greater than the quoted market price on the date of the grant. The options are exercisable from June 2005 through June 2007.

The following is a summary of activity for the stock options granted for the years ended December 31, 2004 and 2003:
	December 31, 2004		December 31, 2003
	NumberOf Shares	Weighted Average Exercise Price	NumberOf Shares	Weighted Average Exercise Price
Outstanding, beginning of year	400,000	$ 1.29	420,000	$ 1.73

Canceled or expired	(230,000)	$ 1.93	(220,000)	$ 1.38
Granted	520,000	$ .65	200,000	$ .65
Exercised	-	$ -	-	$
Outstanding, end of year	690,000	$ .59	400,000	$ 1.29
Exercisable,end of year	460,000	$ .57	400,000	$1.29

If not previously exercised, options outstanding at December 31, 2004 will expire as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
December 31, 2005	200,000	$ .46	2 years
December 31, 2006	260,000.65		2 years
June 30, 2007	230,000.65		2 years
Total	690,000	$ .59

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal year 2004 and 2003. The exercise price was equal to the market price at the measurement date for each option.
	2004			2003
	Number of Shares	Exercise Price	Fair Value	Number of Shares	Exercise Price	Fair Value
Exercise price greater than market price	520,000	$ .65	$211,000	200,000	$ .65	$58,000

The estimated fair value of each officer and director option granted during 2003 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected volatility	125%	150%
Risk-free interest rate	5%	5%
Expected dividends	-	-
Expected terms (in years)	2.8%	2.8%

8.      Stockholders' Equity

In April 2004, the Company sold 100,000 units in a private sale to a single investor. Each unit sold for $0.65 consisted of 1 common share, and 5 warrants A-E. Each warrant is exercisable at any time over the next 3 years, are redeemable at the Company's option based on certain sustained trading prices, and have exercise prices as follow:
A	$0.65
B	$0.75
C	$1.00
D	$1.25
E	$2.00

9.       Environmental Issues

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to anyenvironmental clean up, restoration or the violation of any rules or regulations relating thereto.

10.       Commitments

As of December 31, 2004 and 2003, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

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

Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2004 and 2003 is adequate.

The Company had the following concentrations in volume of oil and gas sales revenue by customer as a percentage of total oil and gas revenue:

Customer	2004	2003
A	14%	11%
B	22%	25%
C	24%	33%
D	7%	10%
E	13%	0%

Additionally, the five customers above accounted for a total of 71% and 83% of accrued oil and gas sales as of December 31, 2004 and 2003, respectively.

12.       Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:	Year Ended December 31,
	2004	2003
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	850,000	-
Accretion expense	24,776	24,776
Dry hole expense	-	86,948
Development costs	329,977	204,195
Total costs incurred	$ 1,204,753	$ 315,919
Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$ 7,372,976	$ 6,192,999
Less accumulated depletion and depreciation	(2,435,424)	(1,948,424)
Net oil and gas property costs	$ 4,937,552	$ 4,244,575

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

	Oil (Barrels)	Gas (MCF)
Balance, January 1, 2003	881,368	1,771,916
Revisions of previous estimates	(138,092)	(328,559)
Production	(65,514)	(113,373)
Balance, December 31, 2003	677,762	1,329,984
Revisions of previous estimates	215,192	124,534
Purchase of minerals in place Production	117,277 (65,514)	117,277 (113,373)
Balance, December 31, 2004	944,717	1,458,422
Proved developed reserves, December 31, 2004	880,991	1,413,232
Proved developed reserves, December 31, 2003	614,244	1,284,794

Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to berecoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows at December 31, 2004 and 2003, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

	Year Ended December 31,
	2004	2003
Future cash inflows	$ 44,841,000	$ 19,096,000
Future development and production costs	(14,739,000)	(6,521,000)
Future net cash flows, before income tax	30,102,000	12,575,000
Future income taxes	(9,510,000)	(3,742,000)
Future net cash flows	20,592,000	8,833,000
10% annual discount	(9,394,000)	(3,092,000)
Standardized measure of discounted future net cash flows	$ 11,198,000	$ 5,741,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2004	2003
Sales of oil and gas produced, net of production costs	$(1,807,000)	$ (1,206,000)
Purchase of minerals in place	1,911,000	-
Sale of minerals in place	-	-
Net changes in prices and production costs	6,868,000	3,448,000
Revisions and other	879,000	(3,607,000)
Accretion of discount	631,000	653,000
Net change in income taxes	(3,025,000)	(75,000)
Net change	5,457,000	(787,000)
Balance, beginning of year	5,741,000	6,528,000
Balance, end of year	$ 11,198,000	$ 5,741,000
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

a)

Ray Reaves, Chief Executive Officer and Chief Financial Officer of FieldPoint Petroleum Corporation established and is currently maintaining disclosure controls and procedures and internal control over financial reporting as such terms are defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. As of the end of the fiscal year, Mr. Reaves conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over fiscal reporting. It is Mr. Reaves' opinion based upon the evaluation completed by March 31, 2005, that the disclosure controls and procedures and internal control over financial reporting currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

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
(a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	43	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	62	Director	July 1997-March 2004
Karl W. Reimers	63	Director	October 2004-present
Dan Robinson	57	Director	August 2004-present
Mel Slater	61	Director	January 2003-present

Mr. Reaves, age 43, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves' management in the years that followed, Bass Petroleum, Inc., gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Roger D. Bryant, age 62, has been a Director of the Company since July 1997. From September 2001 to present Mr. Bryant has been Chief Executive Officer of International Gateway Exchange. From November 1994 to November 2001, Bryant has been President of Dial-thru International. From May 1993 to October 1994, Bryant was President of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation.

Mr. Reimers, age 63, has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President CFO of Supreme Beef Company from 1989 to 1993. He also served as Vice President of Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 57, has served as a director of the Company since August 30th of this year. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Mel Slater, age 61, has been a Director of the Company since January 1, 2003. Since 2003 Dr. Slater has served as President of National ICT Australia. Prior to joining National ICT Dr. Slater spent more than 25 years with leading technology firms including Gemplus and Motorola. At Motorola, he served in a number of positions including Vice President and General Manager, Global Software Group Americas, Vice President and Director of Motorola's Arizona Technology Laboratories and as Motorola's Corporate Director of Software. Dr. Slater has managed operations in over ten countries.

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

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2004, two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

       b.       Committees

       The board appoints committees to help carry out its duties. In particular, board committee work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

       During the year ended December 31, 2004, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee or any other standing committees. The Board of Directors as a whole served the functions of a nomination committee.

Audit Committee

       The audit committee was composed of the following directors:

Karl W. Reimers, Chairman
Dan Robinson
Roger D. Bryant

       The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

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

       During the fiscal year ended December 31, 2004 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:

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

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Dan Robinson, Chairman
Karl Reimers
Mel Slater

       The compensation advisory committee did not meet during fiscal 2004. The compensation advisory committee:

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

 Nomination Committees

The nomination committee was composed of the following directors:

Ray D. Reaves, Chairman
Roger D. Bryant

        The Nomination Committee has not adopted a charter to govern the director nomination process.

        Of the currently serving two members, Mr.Bryant would be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2005.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2004, Mr. Manogue failed to file reports covering multiple transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

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

TABLE 1

SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)

Ray D. Reaves	2004	$132,000	-0-	-0-	-0-	200,000	-0-	-0-
CEO, President,	2003	$120,000	-0-	-0-	-0-	-0-	-0-	-0-
Table 2004 Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date
Ray D. Reaves	200,000	200,000		$.65	12/31/2006
Table 3 Aggregated Options/SAR Exercised in Last Fiscal Year And FY End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/04	Value of Unexercised In-the-Money Options at 12/31/04
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Ray D. Reaves	0	0	200,000	200,000

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2004 and 2003, to the Company's Officers and Directors.

Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves	200,000	$.65	12/31/06
President and CEO

Roger D. Bryant	30,000	$.65	12/31/06
Director	20,000	$.65	06/30/07

Karl W. Reimer	100,000	$.65	06/30/07
Director

Dan Robinson	100,000	$.65	06/30/07
Director

Robert Wonish	100,000	$.55	12/31/05
Director

Mel Slater	100,000	$.37	12/31/05
Director	30,000	$.65	12/31/06

Laurie Lutz	10,000	$.65	06/30/07
Controller
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of December 31, 2004 and the percentage of outstanding common stock owned as of December 31, 2004. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,265,000	41.4%

			Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	470,295	6.0%

Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	50,000.7%
			Karl W. Reimer 1703 Edelweiss Drive Cedar Park, Texas 78613	100,000	1.3%

Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	100,000	1.3%

			Laurie Lutz 1703 Edelweiss Drive Cedar Park Texas	10,000.1%
All Officers and Directors as a Group (6 persons)	3,995,295	47.7%

_____________________________

Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

2 The percentages shown are calculated based upon 7,680,175 shares of common stock outstanding. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Annual Report upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by another person.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month-to-month basis.

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

	14.	Code of Ethics (previously filed)
	31.	Certification
	32.	Certification pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K
Current Report on Form 8-K dated March 11, 2004, Item 2, Item 7, as filed with the Commission on March 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein + Associates, L.P., ("Hein") as our principal accountants. Hein audited our consolidated financial statements for fiscal 2004 and 2003. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2004. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2004	2003
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$35,700	$33,587
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	4,608	0
Tax fees - tax compliance, tax advice and tax planning	8,550	7,993
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$48,858	$41,580

     SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant

Date: March 31, 2005	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: March 31, 2005

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: March 31, 2005

By: /s/ Dan Robinson Dan Robinson Director	Date: March 31, 2005
By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: March 31, 2005

By: /s/ Mel Slater Mel Slater Director	Date: March 31, 2005