Form 10QSB/A
period 2004-12-31
FIELDPOINT PETROLEUM CORP
filed 2005-04-05
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

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

_______________________________

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

The units were sold without registration under the Securities Act of 1933, (the "Securities Act") in reliance upon an exemption set forth in Section 4(2) and Regulation D thereunder. Proceeds of the sale were used for working capital.

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
	Year Ended December 31,
	2004	2003
Oil Production	63,669	65,514
Average Sales Price Per Bbl ($/Bbl)	$ 38.35	$ 29.69
Gas Production	101,583	113,373
Average Sales Price Per Mcf ($/Mcf)	$ 4.31	$ 3.13

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

ITEM 7- FINANCIAL STATEMENTS

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

Hein & Associates L.L.P.
Dallas, Texas

March 9, 2005

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$458,447	$1,395,100
Short-term investments	652,263	67,428
Accounts receivable:
Oil and gas sales	346,859	260,043
Joint interest billings, less allowance for doubtful accounts of $99,192	98,304	72,530
Prepaid expenses and other current assets	74,036	22,535
Total current assets	1,629,909	1,817,636
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,956,494	5,188,060
Lease and well equipment	1,416,482	1,004,939
Furniture and equipment	55,001	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,611,305)	(2,108,914)
Net property and equipment	4,974,926	4,293,821
LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624	54,721	65,184
OTHER ASSETS	-	4,297
Total assets	$6,659,556	$6,180,938
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,496,775	$ 266,324
Accounts payable and accrued expenses	70,826	200,827
Oil and gas revenues payable	82,377	60,898
Total current liabilities	1,649,978	528,049

LONG-TERM DEBT, net of current portion	-	1,491,802
ASSET RETIREMENT OBLIGATION	521,461	496,685
DEFERRED INCOME TAXES	365,000	125,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,680,175 and 7,580,175 shares issued and outstanding, respectively	76,801	75,801
Additional paid-in capital	2,647,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	1,417,029	898,314
Total stockholders' equity	4,123,117	3,539,402
Total liabilities and stockholders' equity	$ 6,659,556	$ 6,180,938

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
	December 31,
	2004	2003
REVENUE:
Oil and gas sales	$ 2,880,905	$ 2,309,503
Well operational and pumping fees	120,997	119,872
Disposal Fees	15,000	-
Total revenue	3,016,902	2,429,375
COSTS AND EXPENSES:
Production expense	1,210,846	1,103,496
Exploration expense	-	86,948
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
General and administrative	450,703	451,736
Total costs and expenses	2,180,556	2,133,925
OTHER INCOME (EXPENSE):
Interest expense, net	(91,376)	(52,291)
Realized gain on investments	68,583	-
Unrealized holding gain on investments	13,272	-
Miscellaneous income	9,890	7,426
Gain (Loss)on Derivative	5,000	(5,184)
Total other income (expense)	5,369	(50,049)
INCOME BEFORE INCOME TAXES	841,715	245,401
INCOME TAX PROVISION:
Current expense	(84,000)	(6,000)
Deferred expense	(239,000)	(66,000)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	518,715	173,401
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax	-	(16,506)
NET INCOME	$ 518,715	$ 156,895
BASIC EARNINGS PER SHARE	$ ..07	$ ..02
DILUTED EARNINGS PER SHARE	$ ..07	$ ..02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,493,326	7,530,175
Diluted	7,755,363	7,621,868

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from January 1, 2003 to December 31, 2004
	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
BALANCES, January 1, 2003	7,580,175	$ 75,801	160,000	$ (18,600)	$ 2,583,887	$ 741,419	$ 3,382,507
Net income	-	-	-	-	-	156,895	156,895
BALANCES, December 31, 2003	7,580,175	75,801	160,000	(18,600)	2,583,887	898,314	3,539,402
Issuance of Common Stock and Warrants	100,000	1,000	-	-	64,000	-	65,000
Net income	-	-	-	-	-	518,715	518,715
BALANCES, December 31, 2004	7,680,175	$ 76,801	160,000	$ (18,600)	$ 2,647,887	$ 1,417,029	$ 4,123,117

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 518,715	$ 156,895
Adjustments to reconcile to net cash from operating activities:
Net purchase of short-term investments	(509,281)	(67,428)
Unrealized holding gains on short-term investments	(68,583)	-
Realized gain on disposition of short-term investments	(13,272)	-
Cumulative effect of change in accounting principle	-	16,506
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
Bad debt expense	-	19,724
Deferred income taxes	239,000	66,000
Changes in assets and liabilities:
Accounts receivable and accrued income	(102,127)	(37,015)
Prepaid expenses and other assets	(51,501)	(20,000)
Accounts payable and accrued expenses	(130,001)	(273,108)
Oil and gas revenues payable	21,479	(2,610)
Other	17,758	-
Net cash provided by operating activities	441,194	350,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,179,977)	(204,195)
Purchase of furniture and equipment	(3,519)	(72,380)
Net cash used in investing activities	(1,183,496)	(276,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,161,009
Repayments of long-term debt	(261,351)	(242,503)
Proceeds from sale of common stock	65,000	-
Net cash provided by (used in) financing activities	(196,351)	918,506
NET CHANGE IN CASH	(936,653)	992,640
CASH, beginning of year	1,395,100	402,460
CASH, end of year	$ 458,447	1,395,100
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 94,103	$ 55,353


See accompanying notes to these financial statements.

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

The following is a reconciliation of the Company's asset retirement obligations for the years ended:
	2004	2003
Asset retirement obligation at January 1,	$ 496,685	$ 471,909
Asset retirement accretion expense	24,776	24,776
Less: plugging cost	-	-
Asset retirement obligation at December 31,	521,461	496,685

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
	For the years ended Dec 31,
	2004	2003
Income available to common shares
As reported	$ 518,715	$ 156,895
Effect of expensing stock options, net of tax	96,000)	(58,000)
Pro forma	422,715	98,895
Income available to common shares; basic and diluted:
As reported	$ 0.07	$ 0.02
Pro forma	$ 0.05	$ 0.01

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

The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2003.

	2004	2003
Revenues	$3,081,527	$2,616,198
Net Income	549,907	257,003
Net Income per share	.07	.03

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

	$ 1,496,315	$ 1,750,000
Other notes payable collateralized by vehicles	460	8,127
Total	1,496,775	1,758,127
Less current portion	(1,496,775)	(266,324)
	$ -	$ 1,491,803

5.    Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2004	2003
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss and depletion carryforwards	13,000	164,000
Allowance for doubtful accounts and other assets	46,000	69,000
	71,000	245,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(436,000)	(370,000)
Net liability	$(365,000)	$(125,000)

The effective tax rate differs from the statutory rate as follows:

	2004	2003
Statutory rate	34%	34%
Change in rate and other	4%	(4%)
Effective rate	38%	30%

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

6.       Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	December 31,
	2004	2003
Numerator:
Net income	$ 518,715	$ 156,895
Numerator for basic and diluted earnings per share	518,715	156,895
Denominator:
Denominator for basic earnings per share - weighted average shares	7,493,326	7,530,175
Effect of dilutive securities:
Director stock options	156,929	91,693
President stock options	53,042	-
Warrants issued with private placement	52,066	-
Dilutive potential common shares	262,037	91,693
Denominator for diluted earnings per share - adjusted weighted average shares	7,755,363	7,621,868
Basic earnings per share	$ ..07	$ ..02
Diluted earnings per share	$ ..07	$ ..02

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

The following is a summary of activity for the stock options granted for the years ended December 31, 2004 and 2003:
	December 31, 2004		December 31, 2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	400,000	$ 1.29	420,000	$ 1.73
Canceled or expired	(230,000)	$ 1.93	(220,000)	$ 1.38
Granted	520,000	$ .65	200,000	$ .65
Exercised	-	$ -	-	$ -
Outstanding, end of year	690,000	$ .59	400,000	$ 1.29
Exercisable, end of year	460,000	$ .57	400,000	$ 1.29

If not previously exercised, options outstanding at December 31, 2004 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
December 31, 2005	200,000	$ 46	2 years
December 31, 2006	260,000.65		2 years
June 30, 2007	230,000	..65	2 years
Total	690,000	$ ..59

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal year 2004 and 2003. The exercise price was equal to the market price at the measurement date for each option.
	2004			2003
	Number of Shares	Exercise Price	Fair Value	Number of Shares	Exercise Price	Fair Value
Exercise price greater than market price	520,000	$ .65	$211,000	200,000	$.65	$58,000

The estimated fair value of each officer and director option granted during 2003 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2004	2003
Expected volatility	125%	150%
Risk-free interest rate	5%	5%
Expected dividends	-	-
Expected terms (in years)	2.8%	2.8%

8.      Stockholders' Equity

In April 2004, the Company sold 100,000 units in a private sale to a single investor. Each unit sold for $0.65 consisted of 1 common share, and 5 warrants A-E. Each warrant is exercisable at any time over the next 3 years, are redeemable at the Company's option based on certain sustained trading prices, and have exercise prices as follows:
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

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
		Oil (Barrels)	Gas (MCF)
	Balance, January 1, 2003	881,368	1,771,916
	Revisions of previous estimates	(138,092)	(328,559)
	Production	(65,514)	(113,373)
	Balance, December 31, 2003	677,762	1,329,984
	Revisions of previous estimates	213,047	112,744
	Purchase of minerals in place	117,277	117,277
	Production	(63,669)	(101,583)
	Balance, December 31, 2004	944,717	1,458,422
	Proved developed reserves, December 31, 2004	880,991	1,413,232
	Proved developed reserves, December 31, 2003	614,244	1,284,794

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
a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	43	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	62	Director	July 1997-March 2004
Karl W. Reimers	63	Direct	October 2004-present
Dan Robinson	57	Director	August 2004-present
Mel Slater	61	Director	January 2003-present

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

Roger D. Bryant, age 62, has been a Director of the Company since July 1997. Since July 2004 Mr. Bryant has served as Chief Operating Officer of Electric and Gas Technology, Inc., a manufacturer of instrumentation for the natural gas industry as well as a contract manufacturer. From November 2002 until July 2004, Mr. Bryant served as Chief Executive Officer of Ibex Telecom, a provider of international telecommunications services. From September 2001 until November 2002, present Mr. Bryant served as Chief Executive Officer of International Gateway Exchange, a provider of unique Electronic Funds Transfer services. From November 1994 to November 2001, Bryant was President and Chief Executive Officer of Dial-Thru International, Inc., a provider of international telecommunications services. Mr. Bryant has previously served as President of Network Data Corporation a developer of POS systems for the retail petroleum industry, as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment, as President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., also a leading international manufacturer of fuel dispensing equipment, and as President of Autogas Systems, Inc., the developer and producer of Pay-At-The-Pump technology for the petroleum retail industry.

Mr. Reimers, age 63, has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President CFO of Supreme Beef Company from 1989 to 1993. He also served as Vice President of Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 57, has served as a director of the Company since August 30th of 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

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

       The Board of Directors has determined that Karl Reimers a member of the audit committee qualifies as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB

       During the fiscal year ended December 31, 2004 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:
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

ITEM 10     EXECUTIVE COMPENSATION

        The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed$100,000.
TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)
Ray D. Reaves	2004	$132,000	-0-	-0-	-0-	200,000	-0-	-0-
CEO, President	2003	$120,000	-0-	-0-	-0-	-0-	-0-	-0-
Table 2004 Option/SAR Grants in Last Fiscal Year Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date
Ray D. Reaves	200,000	200,000		$.65	12/31/2006
Table 3 Aggregated Options/SAR ExercisedIn Last Fiscal Year And FY End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/04	Value of Unexercised In-the-Money Options at 12/31/04
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Ray D. Reaves	0	0	200,000	200,000

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2004 and 2003, to the Company's Officers and Directors.
Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves, President and CEO	200,000	$.65	12/31/06
Roger D. Bryant, Director	30,000	$.65	12/31/06
	20,000	$.65	06/30/07
Karl W. Reimer, Director	100,000	$.65	06/30/07
Dan Robinson, Director	100,000	$.65	06/30/07
Robert Wonish, Director	100,000	$.55	12/31/05
Mel Slater, Director	100,000	$.37	12/31/05
	30,000	$.65	12/31/06
Laurie Lutz, Controller	10,000	$.65	06/30/07

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to beneficial ownership of our common stock by:
*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of December 31, 2004 and the percentage of outstanding common stock owned as of December 31, 2004. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,265,000	41.4%
Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	470,295	6.0%
Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	55,000.7%
Karl W. Reimer 1703 Edelweiss Drive Cedar Park, Texas 78613	100,000	1.3%
Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	100,000	1.3%
All Officers and Directors as a Group (5 persons)	3,995,295	47.7%

_____________________________

1 Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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


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

	14.	Code of Ethics (incorporated by reference to the Company's _____ for the _______ ended ________________)
	31.	Certification
	32.	Certification pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K
Current Report on Form 8-K dated March 11, 2004, Item 2, Item 7, as filed with the Commission on March 26, 2004.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein + Associates, LLP, ("Hein") as our principal accountants. Hein audited our consolidated financial statements for fiscal 2004 and 2003. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:
	2004	2003
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$35,7000	$33,587
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	4,608	0
Tax fees - tax compliance, tax advice and tax planning	8,550	7,993
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$48,858	$41,580


SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant
Date: April 5, 2005	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: April 5, 2005
By: /s/ Roger D. Bryant Roger D Bryant Director	Date: April 5, 2005
By: /s/ Dan Robinson Dan Robinson Director	Date: April 5, 2005
By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: April 5, 2005
By: /s/ Mel Slater Mel Slater Director	Date: April 5, 2005
