Form 10QSB
period 2005-03-31
FIELDPOINT PETROLEUM CORP
filed 2005-05-19
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No

As of March 31, 2005, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,680,175.

Transitional Small Business Disclosure Format (Check one):                      Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:	(unaudited)	*
Cash	$ 544,109	$ 458,447
Short-term Investments	620,904	652,263
Accounts receivable:
Disposal fees	31,000	-
Oil and gas sales	334,875	346,859
Joint interest billings, less allowance for doubtful accounts of $99,192	90,957	98,304
Prepaid expenses and other current assets	74,036	74,036
Total current assets	1,695,881	1,629,909
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	6,178,392	5,956,494
Lease and well equipment	1,435,710	1,416,482
Furniture and equipment	55,001	55,001
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,714,024)	(2,611,305)
Net property and equipment	5,113,333	4,974,926
LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624	54,721	54,721
Total assets	$ 6,863,935	$ 6,659,556
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,351,075	$ 1,496,775
Accounts payable and accrued expenses	121,902	70,826
Oil and gas revenues payable	88,526	82,377
Total current liabilities	1,561,503	1,649,978
LONG-TERM DEBT, net of current portion	-	-
DEFERRED INCOME TAXES	407,900	365,000
ASSET RETIREMENT OBLIGATION	527,655	521,461
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,680,175 shares issued and outstanding,	76,801	76,801
Additional paid-in capital	2,647,887	2,647,887
Treasury stock, 160,000 shares of common stock	(18,600)	(18,600)
Retained earnings	1,660,789	1,417,029
Total stockholders' equity	4,366,877	4,123,117
Total liabilities and stockholders' equity	$ 6,863,935	$ 6,659,556

* Derived from audited balances at December 31, 2004.

See accompanying notes to these condensed financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2005 (unaudited)	2004 (unaudited)
REVENUE:
Oil and gas sales	$ 827,702	$ 542,162
Well operational and pumping fees	29,968	29,967
Disposal Fees	16,000	-
Total revenue	873,670	572,129
COSTS AND EXPENSES:
Production expense	302,350	184,849
Depletion and depreciation	102,718	124,000
General and administrative	131,635	91,145
Total costs and expenses	536,703	399,994
OTHER INCOME (EXPENSE):
Interest income (expense), net	(22,452)	(13,797)
Realized gain on investments	25,224	-
Gain on sale of property	25,000	-
Miscellaneous income (expense)	6,055	(3,185)
Unrealized holding loss on investments	(4,934)	-
Total other income (expense)	28,893	(16,982)
INCOME BEFORE INCOME TAXES	365,860	155,153
INCOME TAX PROVISION - CURRENT	(79,200)	(4,000)
INCOME TAX PROVISION - DEFERRED	(42,900)	(42,000)
NET INCOME	$ 243,760	$ 109,153
NET INCOME PER SHARE
BASIC	$ 0.03	$ 0.01
DILUTED	$ 0.03	$ 0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,680,175	7,420,175
DILUTED	8,394,321	7,444,665

See accompanying notes to these condensed financial statements

 FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For The Three Months Ended March 31,
	2005 (unaudited)	2004 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 243,760	$ 109,153
Adjustments to reconcile to net cash
Provided by operating activities:
Purchase of short term investments	(70,662)	(486,815)
Proceeds from sale of short term investments	123,011	-
Unrealized holding losses on short-term investments	4,934	-
Realized gains on disposition of short-term investments	(25,224)	-
Gain on sale of property	(25,000)	-
Depletion and depreciation	102,718	124,000
Deferred Income Taxes	42,900	42,000
Accretion expense	6,194	6,194
Changes in assets and liabilities:
Accounts receivable	(11,669)	1,059
Prepaid expenses and other assets	-	(25,470)
Accounts payable and accrued expenses	51,076	(110,224)
Oil and gas revenues payable	6,149	(5,960)
Other	(699)	582
Net cash provided by operating activities	447,488	(345,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(251,126)	(851,443)
Proceeds from sale of property	35,000	-
Net cash used by investing activities	(216,126)	(851,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(145,700)	(10,090)
Net cash used by financing activities	(145,700)	(10,090)
NET INCREASE (DECREASE) IN CASH	85,662	(1,207,014)
CASH, beginning of the period	458,447	1,395,100
CASH, end of the period	$ 544,109	$ 188,086

See accompanying notes to these condensed financial statements.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2004.

2.        Stock Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We did not adopt the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provision of Statement 148. If the Company had followed the fair value model for expensing stock options, net income would have been as per the pro forma amounts:

	Three Months Ended March 31,
	2005	2004
Net Income
As reported	$ 243,760	$ 109,153
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	-	5,951
Pro forma net income	$ 243,760	$ 103,202
Net Income per share, basic and diluted:
As reported	$ .03	$ .01
Pro forma	$ .03	$ .01

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	March 31,
	2005	2004
Numerator:
Net income	$ 243,760	$ 109,153
Numerator for basic and diluted earnings per share	243,760	109,153
Denominator:
Denominator for basic earnings per share - weighted average shares	7,680,175	7,420,175
Effect of dilutive securities:
Director stock options	714,146	24,490
Dilutive potential common shares	714,146	24,490
Denominator for diluted earnings per share - adjusted weighted average shares	8,394,321	7,444,665
Basic earnings per share	$ .03	$ .01
Diluted earnings per share	$ .03	$ .01

4.        Recent Accounting Pronouncements

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not impact our consolidated financial position, results of operations, or cash flows.

5.        Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the three months ended March 31, 2005.
Asset retirement obligation January 1, 2005	$521,461
Asset retirement accretion expense	6,194
Less: plugging cost	-
Asset retirement obligation at March 31, 2005	$527,655

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

Comparison of three months ended March 31, 2005 to the three months ended March 31, 2004

Results of Operations

Revenues increased 53% or $301,541 to $873,670 for the three month period ended March 31, 2005 from the comparable 2004 period. This was due to the overall increase in oil and gas sales pricing. Production volumes increased 14% on a BOE basis. Average oil sales prices increased 37% at $45.33 for the period ended March 31, 2005 compared to $33.02 for the period ended March 31, 2004. Average gas sales prices decreased 6% to $5.06 for the three-month period ended March 31, 2005 compared to $5.39 for the period ended March 31, 2004.
	Quarter Ended March 31,
	2005	2004
Oil Production	16,004	13,176
Average Sales Price Per Bbl ($/Bbl)	$45.33	$33.02
Gas Production	20,203	23,017
Average Sales Price Per Mcf ($/Mcf)	$ 5.06	$ 5.39

Production expenses increased 64% or $117,501 to $302,350 for the three month period ended March 31, 2005 from the comparable 2004 period, this was primarily due to the increase in oil and gas workovers in the form of remedial repairs. Depletion and depreciation decreased 16% or $21,282 to $102,781 for the three month period ended March 31, 2005 versus $124,000 in the 2004 comparable period. This was primarily due to increases in oil and gas reserves resulting in a lower current period depletion rate. General and administrative overhead cost increased 44% or $40,490 to $131,635 for the three-month period ended March 31, 2005 from the three-month period ended March 31, 2004. This was attributable to an increase in investor relations and administrative expense in the 2005 period.

Liquidity and Capital Resources

Liquidity and Capital Resources

Cash flow provided by operating activities was $447,488 for the three-month period ended March 31, 2005, as compared to $345,481in cash flow provided by operating activities in the 2004 period. The increase in cash from operating activities was primarily due to higher net income as well as fluctuations in accounts payable and accrued expenses.

Cash flow used by investing activities was $216,126 in the period ended March 31, 2005, compared to $851,443 for March 31, 2004 period. This was due to the purchase of additional oil and gas properties and equipment in the 2004 period. Cash flow used by financing activities was $145,700 for the period ended March 31, 2005, compared to cash flow used of $10,090 for the same period in 2004. This increase was primarily due to the increase in the repayments of long term debt in the 2005 period.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
Reports on Form 8-K
1	Current Report on Form 8-K, Items 7.01, 8.01, and 9.01, dated January 25, 2005, as filed with the Commission on January 27, 2005.
2	Current Report on Form 8-K, Items 7.01, 8.01, and 9.01, dated February 7, 2005, as filed with the Commission on February 8, 2005.
3	Current Report on Form 8-K, Items 7.01, 8,01 and 9.01, dated March 14, 2005, as filed with the Commission on March 14, 2005.
4	Current Report on Form 8-K, Items 2.02, 7.01 and 9.01, dated March 29, 2005, as filed with the Commission on March 29, 2005.
5	Current Report on Form 8-K, Items 7.01, 8.01 and 9.01, dated March 30, 2005, as filed with the Commission on March 30, 2005.
6	Current Report on Form 8-K, Items 7.01, 8.01 and 9.01, dated April 19, 2005, as filed with the Commission on April 19, 2005.
7	Current Report on Form 8-K, Items 2.02 and 9.01, dated May 16, 2005, as filed with the Commission on May 17, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2005	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer