Form 10KSB/A
period 2004-12-31
FIELDPOINT PETROLEUM CORP
filed 2005-06-23
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB/A-2

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

ITEM 1    BUSINESS

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

Production

The table below sets forth oil and gas production from the Company's net interest in producing properties for each of its last two fiscal years.
	Oil and Gas Production

Quantities	2004	2003
Oil (Bbls)	63,669	65,514
Gas (Mcf)	101,583	113,373

Average Sales Price
Oil ($/Bbl)	$38.35	$29.69
Gas ($/Mcf)	$ 4.31	$ 3.13
Average Production Cost ($/BOE)	$15.02	$13.07

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

___________________________________________

1Developed acreage is acreage spaced for or assignable to productive wells.

2Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed.

3A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

4A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

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

ITEM 7     FINANCIAL STATEMENTS

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

Hein + Associates LLP
Dallas, Texas

March 9, 2005

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
ASSETS	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$ 458,447	$ 1,395,100
Short-term investments	652,263	67,428
Accounts receivable:
Oil and gas sales	346,859	260,043
Joint interest billings, less allowance for doubtful accounts of $99,192	98,304	72,530
Prepaid expenses and other current assets	74,036	22,535
Total current assets	1,629,909	1,817,636

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	5,956,494	5,188,060
Lease and well equipment	1,416,482	1,004,939
Furniture and equipment	55,001	51,482
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,611,305)	(2,108,914)
Net property and equipment	4,974,926	4,293,821

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624	54,721	65,184
OTHER ASSETS	-	4,297
Total assets	$ 6,659,556	$ 6,180,938

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,496,775	$ 266,324
Accounts payable and accrued expenses	70,826	200,827
Oil and gas revenues payable	82,377	60,898
Total current liabilities	1,649,978	528,049

LONG-TERM DEBT, net of current portion	-	1,491,802
ASSET RETIREMENT OBLIGATION	521,461	496,685
DEFERRED INCOME TAXES	365,000	125,000
COMMITMENTS (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 7,680,175 and 7,580,175 shares issued and outstanding, respectively	76,801	75,801
Additional paid-in capital	2,647,887	2,583,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	1,417,029	898,314
Total stockholders' equity	4,123,117	3,539,402
Total liabilities and stockholders' equity	$ 6,659,556	$ 6,180,938

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

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2003 to December 31, 2004
	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2003	7,580,175	$ 75,801	160,000	$(18,600)	$ 2,583,887	$ 741,419	$ 3,382,507

Net income	-	-	-	-	-	156,895	156,895

BALANCES, December 31, 2003	7,580,175	75,801	160,000	(18,600)	2,583,887	898,314	3,539,402

Issuance of Common Stock and Warrants	100,000	1,000	-	-	64,000	-	65,000

Net income	-	-	-	-	-	518,715	518,715

BALANCES, December 31, 2004	7,680,175	$ 76,801	160,000	$(18,600)	$ 2,647,887	$1,417,029	$ 4,123,117

See accompanying notes to these financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 518,715	$ 156,895
Adjustments to reconcile to net cash from operating activities:
Net purchase of short-term investments	(509,281)	(67,428)
Unrealized holding gains on short-term investments	(68,583)	-
Realized gain on disposition of short-term investments	(13,272)	-
Cumulative effect of change in accounting principle	-	16,506
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
Bad debt expense	-	19,724
Deferred income taxes	239,000	66,000
Changes in assets and liabilities:
Accounts receivable and accrued income	(102,127)	(37,015)
Prepaid expenses and other assets	(51,501)	(20,000)
Accounts payable and accrued expenses	(130,001)	(273,108)
Oil and gas revenues payable	21,479	(2,610)
Other	17,758	-
Net cash provided by operating activities	441,194	350,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,179,977)	(204,195)
Purchase of furniture and equipment	(3,519)	(72,380)
Net cash used in investing activities	(1,183,496)	(276,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,161,009
Repayments of long-term debt	(261,351)	(242,503)
Proceeds from sale of common stock	65,000	-
Net cash provided by (used in) financing activities	(196,351)	918,506

NET CHANGE IN CASH	(936,653)	992,640

CASH, beginning of year	1,395,100	402,460

CASH, end of year	$ 458,447	$ 1,395,100

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 94,103	$ 55,353

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
	For the years ended December 31,
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

The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2003.
	2004	2003

Revenues	$ 3,081,527	$ 2,616,198
Net Income	$ 549,907	$ 257,003
Net Income per share	$ .07	$ .03

3.    Related Party Transactions

The Company leases office space from its majority stockholder. Rent expense for this lease was $30,000 and $24,000 for each of the years ended December 31, 2004 and 2003, respectively.

4.    Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:
	2004	2003
Note payable to a bank, interest at the bank's floating rate (6.25% at December 31, 2004), monthly payments of principal of $27,350, plus accrued interest beginning April 2004, until maturity in March 2005. This note is collateralized by certain oil and gas properties and is guaranteed by the majority stockholder of the Company.	$1,496,315	$1,750,000
Other notes payable collateralized by vehicles	460	8,127
Total	1,496,775	1,758,127
Less current portion	(1,496,775)	(266,324)
	$ -	$ 1,491,803

5.    Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2004	2003
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss and depletion carryforwards	13,000	164,000
Allowance for doubtful accounts and other assets	46,000	69,000
	71,000	245,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(436,000)	370,000)
Net liability	$ (365,000)	$(125,000)

The effective tax rate differs from the statutory rate as follows:
	2004	2003
Statutory rate	34%	34%
Change in rate and other	4%	(4%)
Effective rate	38%	30%

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

The following is a summary of activity for the stock options granted for the years ended December 31, 2004 and 2003:
	December 31, 2004		December 31, 2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	400,000	$ 1.29	420,000	$ 1.73

Canceled or expired	(230,000)	$ 1.93	(220,000)	$ 1.38
Granted	520,000	$ .65	200,000	$ .65
Exercised	-	$ -	-	-

Outstanding, end of year	690,000	$ .59	400,000	$ 1.29
Exercisable,end of year	460,000	$ .57	400,000	$ 1.29

If not previously exercised, options outstanding at December 31, 2004 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

December 31, 2005	200,000	$ .46	2 years
December 31, 2006	260,000.65		2 years
June 30, 2007	230,000.65		2 years
Total	690,000	$ .59

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

12.    Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:
	Year Ended December 31,
	2004	2003
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	850,000	-
Development costs	329,977	204,195
Total costs incurred	$ 1,179,977	$ 204,195

Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$ 7,372,976	$ 6,192,999
Less accumulated depletion and depreciation	(2,435,424)	(1,948,424)
Net oil and gas property costs	$ 4,937,552	$ 4,244,575

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2003	$ 881,368	$ 1,771,916

Revisions of previous estimates	(138,092)	(328,559)
Production	(65,514)	(113,373)
Balance, December 31, 2003	677,762	1,329,984

Revisions of previous estimates	213,047	112,744

Purchase of minerals in place	117,277	117,277
Production		(101,583)
	(63,669)
Balance, December 31, 2004		1,458,422
	944,717
Proved developed reserves, December 31, 2004	880,991	1,413,232
Proved developed reserves, December 31, 2003	614,244	1,284,794

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

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	Year Ended December 31,
	2004	2003

Sales of oil and gas produced, net of production costs	$ (1,807,000)	$ (1,206,000)
Purchase of minerals in place	1,911,000	-
Sale of minerals in place	-	-
Net changes in prices and production costs	6,868,000	3,448,000
Revisions and other	879,000	(3,607,000)
Accretion of discount	631,000	653,000
Net change in income taxes	(3,025,000)	(75,000)
Net change	5,457,000	(787,000)
Balance, beginning of year	5,741,000	6,528,000
Balance, end of year	$ 11,198,000	$ 5,741,000

13.    Petroleum Engineers

The Company uses the services of two petroleum engineering firms:

Aluko and Associates, Inc.
3316 Bee Cave Road
Suite 2
Austin, Texas 78746

and

Fletcher Lewis Engineering, Inc.
5001 North Pennsylvania
Suite 300
Oklahoma City, Oklahoma 73112
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

Roger D. Bryant, age 62, has been a Director of the Company since July 1997. Since July 2004 Mr. Bryant has served as Chief Operating Officer of Electric and Gas Technology, Inc., a manufacturer of instrumentation for the natural gas industry as well as a contract manufacturer. From November 2002 until July 2004, Mr. Bryant served as Chief Executive Officer of Ibex Telecom, a provider of international telecommunications services. From September 2001 until November 2002, present Mr. Bryant served as Chief Executive Officer of International Gateway Exchange, a provider of unique Electronic Funds Transfer services. From November 1994 to November 2001, Bryant was President and Chief Executive Officer of Dial-Thru International, Inc., a provider of international telecommunications services. Mr. Bryant has previously served as President of Network Data Corporation a developer of POS systems for the retail petroleum industry, as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment, as President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., also a leading international manufacturer of fuel dispensing equipment, and as President of Autogas Systems, Inc., the developer and producer of Pay-At-The-Pump technology for the petroleum retail industry.

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
TABLE 1
SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compen- sation

Ray D. Reaves	2004	$132,000	-0-	-0-	-0-	200,000	-0-	-0-
CEO, President	2003	$120,000	-0-	-0-	-0-	-0-	-0-	-0-
TABLE 2 OPTION/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
Name	Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date
Ray D. Reaves	200,000		200,000	$.65		12/31/2006

TABLE 3 AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND FY END OPTION/SAR VALUES
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/04	Value of Unexercised In-the-Money Options at 12/31/04
			Exercisable/Unexercisable	Exercisable/ Unexercisable
Ray D. Reaves	0	0	200,000	200,000

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
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner1	Percent of Class2

Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,265,000	41.4%

Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	470,295	6.0%

Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	55,000.7%

Karl W. Reimer 1703 Edelweiss Drive Cedar Park, Texas 78613	100,000	1.3%

Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	100,000	1.3%

All Officers and Directors as a Group (5 persons)	3,985,295	47.7%

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

Current Report on Form 8-K dated November 12, 2004, Items 2.02 and 9.01, as filed with the Commission on November 12, 2004.

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

	$ 35,7000	$ 33,587
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	4,608	0
Tax fees - tax compliance, tax advice and tax planning	8,550	7,993
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$ 48,858	$ 41,580

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: June 23, 2005	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: June 23, 2005

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: June 23, 2005

By: /s/ Dan Robinson Dan Robinson Director	Date: June 23, 2005

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: June 23, 2005

By: /s/ Mel Slater Mel Slater Director	Date: June 23, 2005