Form 10KSB/A
period 2004-12-31
FIELDPOINT PETROLEUM CORP
filed 2005-08-02
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB/A-3

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

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 518,715	$ 156,895
Adjustments to reconcile to net cash from operating activities:
Net purchase of short-term investments	(509,281)	(67,428)
Unrealized holding gains on short-term investments	(68,583)	-
Realized gain on disposition of short-term investments	(13,272)	-
Cumulative effect of change in accounting principle	-	16,506
Depletion and depreciation	494,231	466,969
Accretion expense	24,776	24,776
Bad debt expense	-	19,724
Deferred income taxes	239,000	66,000
Changes in assets and liabilities:
Accounts receivable and accrued income	(102,127)	(37,015)
Prepaid expenses and other assets	(51,501)	(20,000)
Accounts payable and accrued expenses	(130,001)	(273,108)
Oil and gas revenues payable	21,479	(2,610)
Other	19,758	-
Net cash provided by operating activities	443,194	350,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,179,977)	(204,195)
Purchase of furniture and equipment	(3,519)	(72,380)
Net cash used in investing activities	(1,183,496)	(276,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,161,009
Repayments of long-term debt	(261,351)	(242,503)
Proceeds from sale of common stock	65,000	-
Net cash provided by (used in) financing activities	(196,351)	918,506

NET CHANGE IN CASH	(936,653)	992,640

CASH, beginning of year	1,395,100	402,460

CASH, end of year	$ 458,447	$ 1,395,100

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 94,103	$ 55,353

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

5.    Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:

	December 31,
	2004	2003
Deferred tax assets:
Non-deductible acquisition cost	$ 12,000	$ 12,000
Net operating loss and depletion carryforwards	13,000	164,000
Allowance for doubtful accounts and other assets	46,000	69,000
	71,000	245,000
Deferred tax liabilities:
Difference in bases of oil and gas properties	(436,000)	(370,000)
Net liability	$ (365,000)	$(125,000)


The effective tax rate differs from the statutory rate as follows:
	2004	2003
Statutory rate	34%	34%
Change in rate and other	4%	(4%)
Effective rate	38%	30%

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

12.    Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:
	Year Ended December 31,
	2004	2003
Costs incurred in oil and gas producing activities:
Acquisition of unproved properties	$ -	$ -
Acquisition of proved properties	850,000	-
Development costs	329,977	204,195
Total costs incurred	$1,179,977	$ 204,195

Net capitalized costs related to oil and gas producing activities:
Proved leasehold costs and lease and well equipment	$ 7,372,976	$ 6,192,999
Less accumulated depletion and depreciation	(2,435,424)	(1,948,424)
Net oil and gas property costs	$ 4,937,552	$ 4,244,575

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2003	$ 881,368	$ 1,771,916

Revisions of previous estimates	(138,092)	(328,559)
Production	(65,514)	(113,373)
Balance, December 31, 2003	677,762	1,329,984

Revisions of previous estimates	213,347	112,744

Purchase of minerals in place	117,277	117,277
Production	(63,669)	(101,583)

Balance, December 31, 2004	944,717	1,458,422

Proved developed reserves, December 31, 2004	880,991	1,413,232
Proved developed reserves, December 31, 2003	614,244	1,284,794


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


	Year Ended December 31,
	2004	2003
Future cash inflows	$ 44,841,000	$ 19,096,000
Future development and production costs	(14,739,000)	(6,521,000)
Future income taxes	(9,510,000)	(3,742,000)
Future net cash flows	20,592,000	8,833,000
10% annual discount	(9,394,000)	(3,092,000)
Standardized measure of discounted future net cash flows	$ 11,198,000	$ 5,741,000


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
	FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: August 2, 2005	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: August 2, 2005

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: August 2, 2005

By: /s/ Dan Robinson Dan Robinson Director	Date: August 2, 2005

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: August 2, 2005

By: /s/ Mel Slater Mel Slater Director	Date: August 2, 2005