Form 10QSB
period 2005-06-30
FIELDPOINT PETROLEUM CORP
filed 2005-08-02
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005

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

(512) 250-8692
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

As of July 29, 2005, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,780,175.

Transitional Small Business Disclosure Format (Check one):  Yes       No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2005	2004
CURRENT ASSETS:	(unaudited)	*
Cash	$ 804,462	$ 458,447
Short-term investments	627,071	652,263
Accounts receivable:
Oil and gas sales	371,009	346,859
Disposal fees	16,000	-
Joint interest billings, less allowance for doubtful accounts of $99,192	96,394	98,304
Prepaid expenses and other current assets	119,035	74,036
Total current assets	2,033,971	1,629,909

PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Leasehold costs	6,105,750	5,956,494
Lease and well equipment	1,670,635	1,416,482
Furniture and equipment	55,001	55,001
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,824,524)	(2,611,305)
Net property and equipment	5,165,116	4,974,926

LONG-TERM JOINT INTEREST BILLING RECEIVABLE
Less allowance for doubtful accounts of $44,624	38,157	54,721
Total assets	$ 7,237,244	$ 6,659,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 1,204,685	$ 1,496,775
Accounts payable and accrued expenses	234,627	70,826
Oil and gas revenues payable	96,785	82,377
Total current liabilities	1,536,097	1,649,978

DEFERRED INCOME TAXES	403,900	365,000
ASSET RETIREMENT OBLIGATION	533,849	521,461
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,780,175 and 7,680,175 shares issued and outstanding,
respectively	77,801	76,801
Additional paid-in capital	2,762,887	2,647,887
Treasury stock, 160,000 shares of common stock	(18,600)	(18,600)
Retained earnings	1,941,310	1,417,029
Total stockholders' equity	4,747,398	4,123,117
Total liabilities and stockholders' equity	$ 7,237,244	$ 6,659,556

* Derived from audited balances at December 31, 2004.

See accompanying notes to these condensed financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended
	June 30,
	2005	2004
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	$ 861,355	$ 649,952
Well operational and pumping fees	29,968	29,968
Disposal Fees	16,736	-
Total revenue	908,059	679,920

COSTS AND EXPENSES:
Production expense	233,086	341,000
Depletion and depreciation	110,500	132,000
General and administrative	160,520	121,433
Total costs and expenses	504,106	594,433

OTHER INCOME (EXPENSE):
Interest income (expense), net	(23,199)	(28,793)
Realized gain on investment	2,342	13,831
Unrealized gain on investment	(26,979)	-
Gain on sale of properties	78,945	-
Miscellaneous	19,659	9,733
Total other income (expense)	50,768	(5,229)

INCOME BEFORE INCOME TAXES	454,721	80,258

INCOME TAX PROVISION-CURRENT	(178,200)	(20,000)
INCOME TAX PROVISION-DEFERRED	4,000	-

NET INCOME	280,521	60,258

NET INCOME PER SHARE
BASIC	0.04	$ 0.01
DILUTED	0.03	$ 0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,709,845	7,511,384
DILUTED	8,388,908	7,869,918

See accompanying notes to these condensed financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Six Months Ended
	June 30,
	2005	2004
REVENUE:	(unaudited)	(unaudited)
Oil and gas sales	1,689,057	$ 1,192,114
Well operational and pumping fees	59,936	59,936
Disposal Fees	32,736	-
Total revenue	1,781,729	1,252,050

COSTS AND EXPENSES:
Production expense	535,436	525,850
Depletion and depreciation	213,218	256,000
General and administrative	292,155	212,578
Total costs and expenses	1,040,809	994,428

OTHER INCOME (EXPENSE):
Interest income (expense)	(45,651)	(42,590)
Realized gain on investments	27,566	10,646
Unrealized gain on investments	(1,979)	-
Gain on sale of properties	85,000	-
Miscellaneous	14,724	9,392
Total other income (expense)	79,661	(22,552)

INCOME BEFORE INCOME TAXES	820,581	235,070

INCOME TAX PROVISION-CURRENT	(257,400)	(4,000)
INCOME TAX PROVISION-DEFERRED	(38,900)	(62,000)

NET INCOME	524,281	169,070

NET INCOME PER SHARE
BASIC	$ 0.07	$ 0.02
DILUTED	$ 0.06	$ 0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	7,694,311	7,466,031
DILUTED	8,390,819	7,659,671

See accompanying notes to these condensed financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 524,281	$ 169,070
Adjustments to reconcile to net cash
provided by operating activities:
Purchase of short term investments	(75,904)	(538,246)
Proceeds of short term investments	126,912	-
Unrealized holding losses on short term investments	1,979	-
Realized gains on disposition of short term investments	(27,566)	-
Gain on sale of properties	(85,000)	-
Income tax benefit on exercise of stock options	61,000	-
Depletion and depreciation	213,218	256,000
Deferred income taxes	38,900	62,000
Accretion expense	12,388	12,388
Changes in assets and liabilities:
Accounts receivable	(21,676)	(70,780)
Prepaid expenses and other assets	(44,999)	(20,000)
Accounts payable and accrued expenses	163,801	(98,680)
Oil and gas revenues payable	14,408	(19,906)
Other	(229)	582
Net cash provided (used) by operating activities	901,513	(247,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(503,408)	(910,308)
Proceeds from sale of property	185,000	-
Net cash (used) by investing activities	(318,408)	(910,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(292,090)	(92,779)
Proceeds from exercise of stock options	55,000	65,000
Net cash (used) by financing activities	(237,090)	(27,779)

NET INCREASE (DECREASE) IN CASH	346,015	(1,185,659)

CASH, beginning of the period	458,447	1,395,100
CASH, end of the period	$ 804,462	$ 209,441

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income

As reported	$ 280,521	$ 60,258	$ 524,281	$169,070

Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax		(5,951)		(11,902)

Pro forma net income	$ 280,521	$ 54,307	$ 524,281	$ 157,168

Net Income per share, basic and diluted:

As reported, basic	.04	.01	.07	.02
diluted	.03

Pro forma, basic and diluted	.03	.01	.06	.02

3.      Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 280,521	$ 60,258	$ 524,281	$ 169,070
Numerator for basic and diluted earnings per share	280,521	60,258	524,281	169,070

Denominator:
Denominator for basic earnings per share - weighted average shares	7,709,845	7,511,384	7,694,311	7,466,031

Effect of dilutive securities:
Stock options	431,295	265,431	460,364	145,571
Warrants	247,768	93,103	236,144	47,069
Dilutive potential common shares	679,063	358,534	696,508	193,640

Denominator for diluted earnings per share - adjusted weighted average shares	8,388,908	7,869,918	8,390,819	7,659,671
Basic earnings per share	$ .04	$ .01	$ .07	$ .02
Diluted earnings per share	$ .03	$ .01	$ .06	$ .01

4.      Recent Accounting Pronouncements

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

5.      Asset Retirement Obligation

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the six months ended June 30, 2005.
Asset retirement obligation January 1, 2005	$521,461

Asset retirement accretion expense	12,388

Less: plugging cost	-

Asset retirement obligation at June 30, 2005	$533,849

6.      Stockholders' Equity

During the second quarter, the Company issued 100,000 common shares to a director upon exercise of outstanding options at $.55 per share. Proceeds and the associated tax benefit were credited to additional paid in capital.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Condensed Financial Statements, and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of FieldPoint Petroleum Corporation.

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

Comparison of three months ended June 30, 2005 to the three months ended June 30, 2004

Results of Operations

Revenues increased 33% or $228,139 to $908,059 for the three month period ended June 30, 2005 from the comparable 2004 period, this was due primarily to the overall increase in oil and gas sales. Production volumes decreased 1% on a BOE basis. Average oil sales prices increased 31% to $48.16 for the period ended June 30, 2005 compared to $36.76 for the period ended June 30, 2004. Average gas sales prices increased 19% to $4.70 for the three month period ended June 30, 2005 compared to $3.96 for the period ended June 30, 2004.
	Quarter Ended June 30,
	2005	2004
Oil Production	15,700	15,533
Average Sales Price Per Bbl ($/Bbl)	$ 48.16	$ 36.76

Gas Production	22,370	25,269
Average Sales Price Per Mcf ($/Mcf)	$ 4.70	$ 3.96

Production expenses decreased 32% or $107,914 to $233,086 for the three month period ended June 30, 2005 from the comparable 2004 period, this was primarily due to the acquisition of oil and gas properties in the state of New Mexico in 2004 and additional workovers in the form of remedial repairs in the 2004 period. Depletion and depreciation decreased 16% or $21,500 to $110,500 for the three month period ended June 30, 2005 versus $132,000 for the comparable period. This was primarily due to increases in oil and gas reserves resulting in a lower current period depletion rate. General and administrative overhead cost increased 32% or $39,087 to $160,520 for the three month period ended June 30, 2005 from the three month period ended June 30 2004. This was primarily due to an increase in investor relations and administrative expense in the 2005 period.

Net other income for the three months ended June 30, 2005 was $50,768 compared to an expense of $5,229 for the 2004 period. This increase was primarily due to realized gain the sale of properties of $78,945 during the period.

Comparison of six months ended June 30, 2005 to the six months ended June 30, 2004

Results of Operations

Revenues increased 42% or $529,679 to $1,781,729 for the six month period ended June 30, 2005 from $1,252,050 for the comparable 2004 period due to the overall increase in oil and gas prices. Production volumes increased 5% on a BOE basis. Average oil sales prices increased 34% to $46.74 for the period ended June 30, 2005 compared to $34.89 for the period ended June 30, 2004. Average gas sales prices increased 8% to $4.87 for the six month period ended June 30, 2005 compared to $4.49 for the period ended June 30, 2004.

	Quarter Ended June 30,
	2005	2004
Oil Production	31,704	28,709
Average Sales Price Per Bbl ($/Bbl)	$ 46.74	$ 34.89

Gas Production	42,572	48,286
Average Sales Price Per Mcf ($/Mcf)	$ 4.87	$ 4.49

Production expenses increased 2% or $9,586 to $535,436 for the six month period ended June 30, 2005 from the comparable 2004 period, this was primarily due to the increase in workovers and remedial repairs for the period ended June 30, 2005. Depletion and depreciation expense decreased 17% to $213,218, compared to $256,000 for the 2004 period. This was primarily due to increases in oil and gas reserves resulting in a lower current depletion rate. General and administrative overhead cost increased 37% or $79,577 to $292,155 for the six month period ended June 30, 2005 from the six month period ended June 30, 2004. This was attributable to an increase in salaries, investor relations and administrative expense.

Net other income for the six months ended June 30, 2005 was $79,661 compared to an expense of $22,552 for the comparable 2004 period. The increase was primarily due to a gain on sale of properties in 2005.

Liquidity and Capital Resources

Cash flow provided by operating activities was $840,513 for the six month period ended June 30, 2005, as compared to cash flow used by operating activities of $247,572 in the 2004 period. The increase in cash from operating activities was primarily due to the net income, offset by decreased depletion and depreciation, increases in prepaid and other assets, and no significant purchases of short term investments in the period.

Cash flow used by investing activities was $318,408 for the period ended June 30, 2005 as compared to $910,308 used by investing activities for the period ended June 30, 2004. This was primarily due to the acquisition of oil and gas properties in 2004. Cash flow used by financing activities was $176,090 for the period ended June 30, 2005, compared to a cash flow used by financing activities of $27,779 for the same period in 2004, the increase was due to repayments of long-term debt.

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

Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation conducted as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
1.	Current Report on Form 8-K dated April 19, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on April 19, 2005

2.	Current Report on Form 8-K dated May 16, 2005, Items 2,02 and 9.01, as filed with the Commission on May 17, 2005

3.	Current Report on Form 8-K dated June 22, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on June 24, 2005

4.	Current Report on Form 8-K dated June 29, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2005	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer