Form 10KSB/A
period 2004-12-31
FIELDPOINT PETROLEUM CORP
filed 2005-10-31
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB/A-4

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

None.

ITEM 8A.     CONTROLS AND PROCEDURES

None.

ITEM 8A.     CONTROLS AND PROCEDURES

a)

Ray Reaves, Chief Executive Officer and Chief Financial Officer of FieldPoint Petroleum Corporation established and is currently maintaining disclosure controls and procedures and internal control over financial reporting as such terms are defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company. As of the end of the fiscal year, Mr. Reaves conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over fiscal reporting. Based upon the evaluation completed by March 31, 2005, Mr. Reaves concluded with a reasonable degree of assurance that the disclosure controls and procedures and internal control over financial reporting currently being utilized by the Company are effective to ensure that any material information relating to the Company would become known to him within a reasonable time.

b)

Changes In Internal Controls Over Financial Reporting. During the most recently completed fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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
	FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: October 31, 2005	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: October 31, 2005

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: October 31, 2005

By: /s/ Dan Robinson Dan Robinson Director	Date: October 31, 2005

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: October 31, 2005

By: /s/ Mel Slater Mel Slater Director	Date: October 31, 2005