Form 10QSB
period 2005-09-30
FIELDPOINT PETROLEUM CORP
filed 2005-11-10
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

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
Yes   X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No  X

As of October 31, 2005, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 7,960,175.

Transitional Small Business Disclosure Format (Check one): Yes       No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2005	2004
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 683,257	$ 458,447
Short-term investments	639,598	652,263
Accounts receivable:
Oil and gas sales	396,338	346,859
Disposal fees	26,000	-
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	102,271	98,304
Prepaid expenses and other current assets	74,036	74,036
Total current assets	1,921,500	1,629,909
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method):
Proved leasehold costs	6,320,172	5,956,494
Lease and well equipment	1,736,950	1,416,482
Furniture and equipment	55,001	55,001
Transportation equipment	158,254	158,254
Less accumulated depletion and depreciation	(2,930,795)	(2,611,305)
Net property and equipment	5,339,582	4,974,926

LONG-TERM JOINT INTEREST BILLING RECEIVABLE
Less allowance for doubtful accounts of $44,624	33,203	54,721
Total assets	$ 7,294,285	$ 6,659,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 750,460	$ 1,496,775
Accounts payable and accrued expenses	110,030	70,826
Oil and gas revenues payable	106,586	82,377
Total current liabilities	967,076	1,649,978

DEFERRED INCOME TAXES	483,900	365,000
ASSET RETIREMENT OBLIGATION	540,043	521,461

COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
7,960,175 and 7,680,175 shares issued, respectively	79,601	76,801
Additional paid-in capital	3,052,087	2,647,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	2,190,178	1,417,029
Total stockholders' equity	5,303,266	4,123,117
Total liabilities and stockholders' equity	$ 7,294,285	$ 6,659,556

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE:
Oil and gas sales	$ 985,853	$ 866,856	$ 2,674,910	$ 2,058,970
Well operational and pumping fees	29,968	29,968	89,904	89,904
Disposal fees	10,000	-	42,736	-
Total revenue	1,025,821	896,824	2,807,550	2,148,874

COSTS AND EXPENSES:
Production expense	313,755	357,333	849,191	883,183
Exploration expense	103,570	-	103,570	-
Depletion and depreciation	106,271	135,000	319,489	391,000
General and administrative	167,415	100,957	459,570	313,535
Total costs and expenses	691,011	593,290	1,731,820	1,587,718

OTHER INCOME (EXPENSE):
Interest income (expense), net	(18,709)	(21,893)	(64,360)	(64,483)
Realized gain on investments	1,396	2,813	28,962	13,459
Gain on derivative	-	5,000	-	5,000
Unrealized gain on investments	17,768	-	15,789	-
Gain on sale of oil and gas properties	-	-	85,000	-
Miscellaneous	179	341	14,904	9,308
Total other income (expense)	634	(13,739)	80,295	(36,716)

INCOME BEFORE INCOME TAXES	335,444	289,795	1,156,025	524,440

INCOME TAX (PROVISION) CURRENT	(6,576)	(54,000)	(263,976)	-
INCOME TAX (PROVISION) DEFERRED	(80,000)	-	(118,900)	(120,000)

NET INCOME	$ 248,868	$ 235,795	$ 773,149	$ 404,440

NET INCOME PER SHARE:
BASIC	$ 0.03	$ 0.03	$ 0.10	$ 0.05
DILUTED	$ 0.03	$ 0.03	$ 0.09	$ 0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	7,868,001	7,520,175	7,753,362	7,484,278
DILUTED	8,551,434	7,678,541	8,445,463	7,666,005

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 773,149	$ 404,440
Adjustments to reconcile to net cash
provided by operating activities:
Purchase of short-term investments	(75,904)	(541,059)
Proceeds from sale of short-term investments	133,550	-
Realized gains on disposition of short-term investments	(28,962)	-
Unrealized holding gains on short-term investments	(15,789)	-
Gain on sale of properties	(85,000)	-
Income tax benefit on exercise of stock options	263,000	-
Depletion and depreciation	319,489	391,000
Deferred income taxes	118,900	120,000
Accretion expense	18,582	18,582
Changes in assets and liabilities:
Accounts receivable	(57,928)	(150,136)
Prepaid expenses and other assets	-	(17,500)
Accounts payable and accrued expenses	39,204	(70,967)
Oil and gas revenues payable	24,209	(13,333)
Other	(229)	582
Net cash provided by operating activities	1,426,271	141,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(784,146)	(1,020,918)
Proceeds from sale of properties	185,000	-
Net cash used in investing activities	(599,146)	(1,020,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(746,315)	(177,384)
Proceeds from exercise of common stock options	144,000	65,000
Net cash used in financing activities	(602,315)	(112,384)

NET INCREASE (DECREASE) IN CASH	224,810	(991,693)

CASH, beginning of the period	458,447	1,395,100

CASH, end of the period	$ 683,257	$ 403,407

See accompanying notes to these condensed consolidated financial statements.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2004. The results of operations are not necessarily indicative of the results to be expected for the full year.

2.      Recent Accounting Pronouncement

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not have a material impact our consolidated financial position, results of operations, or cash flows.

3.       Asset Retirement Obligation

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). That standard requires entities to record the fair value of a liability for asset retirement obligation in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the nine months ended September 30, 2005:
Asset retirement obligation January 1, 2005	521,461
Asset retirement accretion expense	18,582
Less: plugging cost	-
Asset retirement obligation at September 30, 2005	540,043

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income
As reported	$ 248,868	$ 235,795	$ 773,149	$404,440
Deduct: Pro-forma stock-based compensation costs under the fair value method net of related tax	-	(22,000)	-	(33,902)
Pro forma net income	$ 248,868	$ 213,795	$ 773,149	$ 370,538
Net income per share, basic and diluted:

As reported
Basic	.03	.03	.10	.05
Diluted	.03	.03	.09	.05

Pro forma
Basic	.03	.03	.10	.05
Diluted	.03	.03	.09	.05

5.      Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 248,868	$ 235,795	$ 773,149	$ 404,440
Numerator for basic and diluted earnings per share	248,868	235,795	773,149	404,440

Denominator:
Denominator for basic earnings per share - weighted average shares	7,868,001	7,520,175	7,753,362	7,484,278

Effect of dilutive securities:
Director stock options	337,384	153,906	418,920	149,173
Warrants	346,049	4,460	273,181	32,554
Dilutive potential common shares	683,433	158,366	692,101	181,727

Denominator for diluted earnings per share - adjusted weighted average shares	8,551,434	7,678,541	8,445,463	7,666,005
Basic earnings per share	$ .03	$ .03	$ .10	$ .05
Diluted earnings per share	$ .03	$ .03	$ .09	$ .05

6.      Stockholder's Equity

During the second quarter, the Company issued 100,000 common shares to a director upon exercise of outstanding options at $.055 per share. During the third quarter, the Company issued 175,000 common shares to directors and 5,000 common shares to the controller upon exercise of outstanding options ranging from $.37 to $.65 per share. Proceeds and the associated tax benefit were credited to additional paid in capital.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements, and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of FieldPoint Petroleum Corporation.

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

Comparison of three months ended September 30, 2005 to the three months ended September 30, 2004

Results of Operations

Revenues increased 14% or $128,997 to $1,025,821 for the three month period ended September 30, 2005 from the comparable 2004 period, this was due primarily to the overall increase in oil and gas prices. Production volumes decreased on a BOE basis to 18,756 compared to 22,335 this was due to wells that were down waiting on workover rigs. Average oil sales prices increased 44% to $57.95 for the period ended September 30, 2005 compared to $40.14 for the period ended September 30, 2004. Average gas sales prices increased 9% to $5.51 for the three month period ended September 30, 2005 compared to $5.05 for the period ended September 30, 2004.
	Quarter Ended September 30,
	2005	2004
Oil Production	14,692	17,745
Average Sales Price Per Bbl ($/Bbl)	$ 57.95	$ 40.14

Gas Production	24,386	27,539
Average Sales Price Per Mcf ($/Mcf)	$ 5.51	$ 5.05

Production expenses decreased 12% or $43,578 to $313,755 for the three month period ended September 30, 2005 from the comparable 2004 period, this was primarily due to the acquisition of oil and gas properties in the state of New Mexico in 2004 and additional workovers in the form of remedial repairs in the 2004 period. The Company incurred $103,570 in exploration expense as a result of drilling one unsuccessful well during the 2005 period. Depletion and depreciation decreased 21% or $28,729 to $106,271 this was primarily due to increases in oil and gas reserves resulting in a lower current period depletion rate. General and administrative overhead cost increased 66% or $66,458 to $167,415 for the three month period ended September 30, 2005 from the three month period ended 2004. This was primarily due to an increase in investor relations and administrative expenses.

Net other income for the three months ended September 30, 2005 was $634 compared to other expense of $13,739 for the 2004 period. This increase was primarily due to unrealized gain on investment during September 2005 period.

Comparison of nine months ended September 30, 2005 to the nine months ended September 30, 2004

Results of Operations

Revenues increased 31% or $658,676 to $2,807,550 for the nine month period ended September 30, 2005 from $2,148,874 for the comparable 2004 period due to the overall increase in oil and gas prices. Production volumes decreased slightly on a BOE basis to 57,556 from 59,092 in the 2004 period. Average oil sales prices increased 38% to $50.29 for the period ended September 30, 2005 compared to $36.37 for the period ended September 30, 2004. Average gas sales prices increased 14% to $5.10 for the nine month period ended September 30, 2005 compared to $4.48 for the period ended September 30, 2004.

	Quarter Ended September 30,
	2005	2004
Oil Production	46,396	46,454
Average Sales Price Per Bbl ($/Bbl)	$ 50.29	$ 36.37

Gas Production	66,958	75,825
Average Sales Price Per Mcf ($/Mcf)	$ 5.10	$ 4.48

Production expenses decreased 4% or $33,992 to $849,191 for the nine month period ended September 30, 2005 from the comparable 2004 period, this was primarily due to the decrease in workovers and remedial repairs for the period ended September 30, 2005. The Company incurred $103,570 in exploration expense as result of drilling one unsuccessful well during the 2005 period. Depletion and depreciation expense decreased 18% to $319,489, this was due to the increase in leasehold and related equipment during the period ended September 30, 2004 compared to the 2005 period. General and administrative overhead cost increased 47% or $146,035 to $459,570 for the nine month period ended September 30, 2005 from the nine month period ended September 30, 2004. This was attributable to an increase in salaries, investor relations and administrative expenses.

Net other income for the nine months ended September 30, 2005 was $80,295 compared to other expense of $36,716 for the comparable 2004 period. The increase was primarily due to a gain on sale of property and gains on investments in 2005.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,426,271 for the nine month period ended September 30, 2005, as compared to $141,609 in cash flow provided by operating activities in the 2004 period. The increase in cash from operating activities was primarily due to increased net income and proceeds from disposition of short-term investments.

Cash flow used in investing activities was $599,146 for the period ended September 30, 2005 as compared to $1,020,918 used in investing activities for the period ended September 30, 2004. This decrease was primarily due to the acquisition of oil and gas properties, in 2004 offset by proceeds from sale of properties in 2005. Cash flow used in financing activities was $602,315 for the period ended September 30, 2005, compared to a cash flow used in financing activities of $112,384 for the same period in 2004, the decrease was due to repayments of long term debt offset by proceeds from the exercise of common stock options.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
1.	Current Report on Form 8-K dated August 23, 2005, as filed with the Commission on August 24, 2005.
2.	Current Report on Form 8-K dated September 8, 2005, as filed with the Commission on September 9, 2005.
3.	Current Report on Form 8-K dated September 15, 2005, as filed with the Commission on September 19, 2005.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer