Form 10KSB
period 2005-12-31
FIELDPOINT PETROLEUM CORP
filed 2006-03-31
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Common Stock, $.01 Par Value
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [        ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

State issuer's revenues for its most recent fiscal year. $3,979,385.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 310, 2006, was $31,292,091.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [ X  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. _____________________

As of  March 31, 2006, 8,490,175 shares of the Registrant's common stock par value $.01 per share, were outstanding.

Documents Incorporated by Reference: If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The Registrant hereby incorporates herein by reference the following documents.

     Transitional Small Business Disclosure Format (Check one): Yes [     ]; No [ X    ]

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that FieldPoint Petroleum Corp. and its subsidiaries (collectively, the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and natural gas reserves, future drilling and operations, future production of oil and natural gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and natural gas prices, the Company's drilling and acquisition results, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-KSB.

ITEM 1- BUSINESS

General

FieldPoint Petroleum Corporation, a Colorado corporation (the "Company"), was formed on March 11, 1980, to acquire and enhance mature oil and natural gas field production in the mid-continent and the Rocky Mountain regions. Since 1980, the Company had engaged in oil and natural gas operations and, in 1986, divested all oil and natural gas assets and operations. From December 1986, until its reverse acquisition on December 31, 1997, The Company had not engaged in oil and natural gas operations.

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

Business Strategy

The Company's business strategy is to continue to expand its reserve base and increase production and cash flow through the acquisition of producing oil and natural gas properties. Such acquisitions will be based on an analysis of the properties' current cash flow and the Company's ability to profit from the acquisition. The Company's ideal acquisition will include not only oil and natural gas production, but also leasehold and other working interest in exploration areas.

The Company will also seek to identify promising areas for the exploration of oil and natural gas through the use of outside consultants and the expertise of the Company. This identification will include collecting and analyzing geological and geophysical data for exploration areas. Once promising properties are identified, the Company will attempt to acquire the properties either for drilling oil and natural gas wells, using independent contractors for drilling operations, or for sale to third parties.

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company's capital resources are discussed more thoroughly in Part II, Item 6, in Management's Discussion and Analysis.

Operations

As of December 31, 2005, the Company had varying ownership interest in 342 gross productive wells (91.37 net) located in 4 states. The Company operates 61 of the 342 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties the Company has an economic interest in. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

Market for Oil and Natural Gas

The demand for oil and natural gas is dependent upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines in general, other transportation facilities, the marketing of competitive fuels, and general fluctuations in the supply and demand for oil and natural gas. The Company intends to sell all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have facilities to transport the oil and natural gas from the wellsite.

Competition

The oil and natural gas industry is highly competitive in all aspects. The Company will be competing with major oil companies, numerous independent oil and natural gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects that the Company's own resources permit. The Company's ability to generate resources will depend not only on its ability to develop existing properties but also on its ability to identify and acquire proven and unproven acreage and prospects for further exploration.

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

The production and sale of crude oil and natural gas are currently subject to extensive regulations of both federal and state authorities. At the federal level, there are price regulations, windfall profits tax, and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and natural gas. Although compliance with their laws and regulations has not had a material adverse effect on the Company's operations, the Company cannot predict whether its future operations will be adversely effected thereby.

Operational Hazards and Insurance

The Company's operations are subject to the usual hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

The Company maintains insurance of various types to cover its operations. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2005.

Employees- As of March 31, 2006, the Company had 4 employees, the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES

Principal Oil and Natural Gas Interest

Lusk Field, Lea County New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The company owns an 87.5%-100% working interest in two oil and natural gas wells producing out of the Bonesprings and Yates formations at depth ranging from approximately 3,400 feet to approximately 10,000 feet. The company also owns a 87.5% working interest in one water disposal well.

Loving North Morrow Field, Eddy County New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The company owns a 10% working interest in one natural gas well producing out of the Morrow formation from a depth of approximately 12, 300 feet to 12, 450 feet.

Chickasha Field, Grady County Oklahoma is a waterflood project producing from the Medrano Sand. The Rush Springs Medrano Unit is located approximately sixty five miles southwest of Oklahoma City, Oklahoma. The Company has a 20.64% working interest in the unit which consists of 21 producing oil and natural gas wells and 11 water injection wells.

Hutt Wilcox Field, McMullen and Atascosa County Texas is an oil and natural gas field located approximately 60 miles south of San Antonio, Texas producing from the Wilcox sand. The Company has a working interest in 14 oil wells.

West Allen Field, Pontotoc County Oklahoma is a producing oil and natural gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a working interest in 52 leases or a total of 224 wells, the leases have multiple wellbores and the Company has plans to participate in the future recompletion of behind pipe zones.

Giddings Field, Fayette County Texas is in the prolific Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the company acquired a 97% working interest in the Shade lease. The lease currently has 3 producing oil and natural gas wells with a daily production rate of approximately 120 Mcfe net to the Company. Oil and Nnatural gas are produced from the Austin chalk formation; the Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming. FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Whisler Field, Campbell County Wyoming is a producing oilfield located approximately fifteen miles north east of Gillette, Wyoming. FieldPoint Petroleum owns a 20% working interest in the Whisler Unit which consist of two wells producing out of the Minnelusa formation at depth of approximately 8340 feet to 8400 feet.

Serbin Field, Lee and Bastrop Counties Texas is an oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 72 producing oil and natural gas wells. Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and natural gas production from the Company's net interest in producing properties for each of its last two fiscal years.
	Oil		Gas

Production by State	2005	2004	2005	2004

New Mexico	9,681	9,246	22,625	5,123

Oklahoma	27,898	30,449	29,238	36,770

Texas	15,8212	17,238	47,682	59,690

Wyoming	6,5488	6,686	-	-

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2005, purchases by each of four customers, Dorado Oil Company, Pontotoc Production, Inc., Kerr McGee, and ConocoPhillips represented more than 10% of total Company revenues. During the year ended December 31, 2004, purchases by each of four customers, Westport Resources, Pontotoc Production, Inc., Dorado Oil Company and ConocoPhillips represented more than 10% of the total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2005, of productive wells in the areas indicated.

Productive Wells

	Oil		Gas
State	Gross[1]	Net[2]	Gross[1]	Net[2]
New Mexico	2	1.6	2.19
Oklahoma	207	47.03	37	4.59
Texas	82	31.15	7	3.8
Wyoming	5	3.01	-	-
Total	296	82.79	46	8.58

Drilling Activity

        The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2005. The Company drilled no wells in fiscal year 2004. The Company incurred $18649,,948311 of exploration expense relating to theone unsuccessful wells in 2005.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
New Mexico	1	--	1	--
Oklahoma	--	--	--	--
Texas	--	1	--	--
Wyoming	--	--	--	--
Total	1	1	1	--

Reserves

Please refer to unaudited Note 13 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2005 and 2004.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2005. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross[1]	Net[2]	Gross[1]	Net[2]
New Mexico	800	492	800	102
Oklahoma	8586	1108	200	19
Texas	2120	547	1360	1000
Wyoming	560	268	2306	2360
Total	12066	2415	4666	3481

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

 ITEM 3-LEGAL PROCEEDINGS

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5-	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of September 20, 2005 the Company's Common Stock is traded and listed on the American Stock Exchange under the symbol "FPP." prior listing on the OTC bulletin board under the symbol FPPC. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
FISCAL 2005	CLOSING BID

	HIGH	LOW
First Quarter	3.16	1.15
Second Quarter	2.74	1.67
Third Quarter	6.10	2.21
Fourth Quarter	10.49	6.75

FISCAL 2004
	HIGH	LOW
First Quarter	.85	.35
Second Quarter	1.60	.65
Third Quarter	1.20	.54
Fourth Quarter	1.50	.60

At March 31, 2006, the approximate number of shareholders of record was 1,250. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

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

All warrants have been exercised as of December 31, 2005. As a result of the warrant exercise, the Company received gross proceeds of $565,000, which funds were used for general working capital. The shares issued upon exercise of the warrants were sold to one investor, the warrant holder, were taken for investment purposes and were subject to restrictions on transfer under Rule 144. The shares were issued without registration under the Securities Act in reliance upon Section 4(2) thereunder. The Company registered the resale of the warrant shares by the warrantholder in a registration statement on Form SB-2 which was declared effective by the SEC on November 9, 2005.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	405,000	$.65	405,000
Total	405,000	$.65	405,000

(1)    Includes nonqualified options granted to outside directors.
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and natural gas and operating oil and natural gas properties. The Company's capital for investment in producing oil and natural gas properties has been provided by cash flow from operating activities and from bank financing. The Company categorizes its operating expenses into the categories of production expenses and other expenses.

Results of Operation

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues increased 32% or $962,483 to $3,979,385 for the year ended December 31, 2005, from the comparable 2004 period. Oil production volumes decreased by 6% at the same time the average price per barrel increased 38% during 2005 to $52.83 from the comparable 2004 period average price of $38.35 per barrel. Also in 2005, the natural gas production volume decreased by 2% while the average price per Mcf was $6.36, an increase of 478% from the 2004 comparable period. The decreases in production volumes were primarily due to declines in the Kerr McGee operated Rush Springs Unit in Grady County, Oklahoma and the Pontotoc County, Oklahoma property offset by the Lea County and Eddy County, New Mexico Field drilling.
	Year Ended December 31,
	2005	2004
Oil Production	59,949	63,669
Average Sales Price Per Bbl ($/Bbl)	$52.83	$38.35

Gas Production	99,545	101,583
Average Sales Price Per Mcf ($/Mcf)	$6.36	$4.31

Production expenses increased slightly to $1,211,046 for the year ended December 31, 2005, from the comparable 2004 period. The increase was due to cost associated with mature field production, offset by decreases in workover expense and remedial repairs incurred in 2005 as compared to 2004. The Company incurred exploration expense of $149,311 as a result of drilling one dry hole during the 2005 period. Depletion and depreciation expense decreased 132% or $58,675 to $435,556 for the year ended December 31, 2005 from the comparable 2004 period. The decrease in depletion and depreciation was due to net production volume decrease offset by increased reserves on existing properties. General and administrative overhead increased 36% or $160,434 to $6611,137 for the 2005 period verses the comparable 2004 period. The increase in general and administrative was due to being an exchange listed public company with, increases in legal fees and audit fees as well as an increase in salary expense.

Net other income for the year ended December 31, 2005, was $96,037 compared to net other income of $5,369 for 2004. This increase was primarily due to gain on sale of properties in 2005.

The Company's net income increased by $522,577 to $1,041,292 for the year ended December 31, 2005, from the comparable 2004 period. The increase in net income was primarily due to increased oil and natural gas revenues and other income as previously discussed.

Liquidity and Capital Resources

Cash flow from operating activities was $1,127,291 for the year ended December 31, 2005, compared to $443,194 for the year ended December 31, 2004. The increase in cash flow from operating activities was primarily due to increases in net income offset by decreases in accrued expenses relating to payments on accounts payable in 2005.

Cash flow used by investing activities was $744,340 for the period ended December 31, 2005, compared to $1,183,496 in cash flow used by investing activities for December 31, 2004. This decrease was primarily due to additions in oil and natural gas properties in 2005 offset by the sale of oil and natural gas properties.

Cash flow used by financing activities was $634,525 for the period ended December 31, 2005, compared to $196,351 in cash flow used by financing activities for the same period in 2004. This was primarily due to decreases in advances of long-term debt, net of repayment offset by proceeds from exercise of options and warrants in 2005.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2006 can be financed through cash on hand, cash from operating activities, and bank borrowing. The Company anticipates continued investments in proven oil and natural gas properties in 2006. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and natural gas properties. The Company cannot predict how oil and natural gas prices will fluctuate during 2006 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2005. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Quantitative And Qualitative Disclosures About Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 20045 and December 31, 20034 there were no open positions. For 2004 and 2003, we recorded a realized gain and loss respectively on derivative transactions of $5,000 and $5,184during 2004. We did not have any derivative transactions during 2005.

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

Successful Efforts Method of Accounting

We account for our exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding an oil and natural gas field that will be the focus of future developmental drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserve Estimates

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Impairment of Developed Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and natural gas properties during 2005 and 2004.

Reporting Requirements

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and the American Stock Exchange, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act of 2002, is likely to require the commitment of significant managerial resources. We are currently reviewing our internal control systems, processes and procedures to ensure compliance with the requirements of Section 404. While we expect that this review will show that we are in compliance, there can be no assurance that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest as to the adequacy of our internal controls.

New Accounting Pronouncements

In May 2005, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 154, ""Accounting Changes and Error Corrections,"" which replaces Accounting Principles Board (APB) No. 20, ""Accounting Changes,"" and Statements of Financial Accounting Standards No. 3, ""Reporting Accounting Changes in Interim Financial Statements."" SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting a change in accounting principles. FAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. FAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

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

ITEM 7-FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements
Page
Independent Auditor's Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-16
Supplemental Oil and Natural Gas Information (Unaudited)	F-16 - F-189

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Austin, Texas

We have audited the consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Dallas, Texas
March 11, 2006

 FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 206,873	$ 458,447
Restricted cash	550,170	-
Short-term investments	650,995	652,263
Accounts receivable:
Oil and natural gas sales	486,664	346,859
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	114,957	98,304
Income tax receivable	154,000	46,000
Prepaid expenses and other current assets	30,535	28,036
Total current assets	2,194,194	1,629,909

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	98,040	-
Proved leasehold costs	6,338,498	5,956,494
Lease and well equipment	1,781,118	1,416,482
Furniture and equipment	24,628	55,001
Transportation equipment	55,300	158,254
Less accumulated depletion and depreciation	(2,913,562)	(2,611,305)
Net property and equipment	5,384,022	4,974,926

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624 each period	38,157	54,721
Total assets	$7,616,373	$6,659,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 150,000	$1,496,775
Accounts payable and accrued expenses	75,974	70,826
Oil and natural gas revenues payable	103,980	82,377
Total current liabilities	329,954	1,649,978

DEFERRED INCOME TAXES	584,000	365,000
ASSET RETIREMENT OBLIGATION	549,885	521,461

COMMITMENTS AND CONTINGENCIES (Note 9 and 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,465,175 and 7,680,175 shares issued and outstanding, respectively	84,651	76,801
Additional paid-in capital	3,628,162	2,647,887
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	2,458,321	1,417,029
Total stockholders' equity	6,152,534	4,123,117
Total liabilities and stockholders' equity	$ 7,616,373	$ 6,659,556

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
	DECEMBER 31,
	2005	2004
REVENUE:
Oil and natural gas sales	$ 3,800,777	$ 2,880,905
Well operational and pumping fees	119,872	120,997
Disposal Fees	58,736	15,000
Total revenue	3,979,385	3,016,902

COSTS AND EXPENSES:
Production expense	1,211,046	1,210,846
Exploration expense	149,311	-
Depletion and depreciation	435,556	494,231
Accretion expense	27,429	24,776
General and administrative	611,137	450,703
Total costs and expenses	2,434,479	2,180,556

OTHER INCOME (EXPENSE):
Interest expense, net	(75,329)	(91,376)
Realized gain on investments	28,962	68,583
Unrealized holding gain on investments	27,187	13,272
Gain on sale of properties	100,312	-
Miscellaneous income	14,905	14,890
Total other income (expense)	96,037	5,369

INCOME BEFORE INCOME TAXES	1,640,943	841,715

INCOME TAX (PROVISION) CURRENT	(379,651)	(84,000)
INCOME TAX (PROVISION) DEFERRED	(220,000)	(239,000)

TOTAL TAX (PROVISION)	(599,651)	(323,000)

NET INCOME	$ 1,041,292	$ 518,715

NET INCOME PER SHARE
BASIC	$ 0.13	$ 0.07
DILUTED	$ 0.12	$ 0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,836,161	7,493,326
Diluted	8,563,142	7,755,363

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from January 1, 2004 to December 31, 2005

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2004	7,580,175	$ 75,801	160,000	$(18,600)	$ 2,583,887	$ 898,314	$3,539,402

Issuance of common stock and warrants	100,000	1,000	-	-	64,000	-	65,000

Net income	-	-	-	-	-	518,715	518,715

BALANCES, December 31, 2004	7,680,175	76,801	160,000	(18,600)	2,647,887	1,417,029	4,123,117

Exercise of common stock options and warrants	785,000	7,850	-	-	704,400	-	712,250

Income tax benefit on exercise of stock options	-	-	-	-	275,875	-	275,875

Net income	-	-	-	-	-	1,041,292	1,041,292

BALANCES, December 31, 2005	8,465,175	$ 84,651	160,000	$(18,600)	$3,628,162	$2,458,321	$6,152,534

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,041,292	$ 518,715
Adjustments to reconcile to net cash provided by operating activities:
Proceeds from sale of short-term investments	133,550	-
Purchase of short-term investments	(75,904)	(509,281)
Realized gain on disposition of short-term investments	(28,962)	(13,272)
Unrealized holding gains on short-term investments	(27,187)	(68,583)
Gain on sale of properties	(100,312)	-
Depletion and depreciation	435,556	494,231
Deferred income taxes	220,000	239,000
Accretion expense	27,429	24,776
Income tax benefit on exercise of stock options	275,875	-
Changes in assets and liabilities:
Restricted cash	(550,170)
Accounts receivable and accrued income	(247,894)	(102,127)
Prepaid expenses and other assets	(2,499)	(51,501)
Accounts payable and accrued expenses	5,148	(130,001)
Oil and natural gas revenues payable	21,603	21,479
Other	(234)	19,758
Net cash provided by operating activities	1,127,201	443,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(944,680)	(1,179,977)
Disposal of property and equipment	15,340	-
Proceeds from sale of oil and natural gas properties	185,000	-
Purchase of furniture and equipment	-	(3,519)
Net cash used in investing activities	(744,340)	(1,183,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,346,775)	(261,351)
Proceeds from exercise of options and warrants	712,250	65,000
Net cash provided by (used in) financing activities	(634,525)	(196,351)

NET INCREASE (DECREASE) IN CASH	(251,574)	(936,653)

CASH, beginning of year	458,447	1,395,100

CASH, end of the period	$ 206,873	$ 458,447

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 83,731	$ 94,103
Cash paid during the year for income taxes	$ 187,000	$ 130,000

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2005.

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

Restricted Cash

Restricted cash consists of funds held in escrow for the purchase of oil and natural gas properties.

Short Term Investments

Short term investments consist primarily of holdings in mutual funds with readily determinable fair values. These investments are bought and held principally, for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains in other income. All realized gains are included in other income.

Oil and Natural Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and natural gas producing activities. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $98,040 in unproved properties as of December 31, 2005, and the Company had no unproved properties as of December 31, 2004.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method based on proved reserves. Depreciation and depletion expense for oil and natural gas producing property and related equipment was $435,556 and $494,231 for the years ended December 31, 2005 and 2004, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows.

Joint Interest Billings Receivable and Oil and Natural Gas Revenue Payable

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company's share of the cost is recorded.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

The Company has $38,157 and $54,721 net joint interest billing receivable from a company in receivership at December 31, 2005 and 2004 respectively. The receiver has indicated he intends to settle the amount due by conveying oil and gas properties to the Company. This settlement has not yet been approved by the bankruptcy court. The Company anticipates that it will receive the properties, and that the value of the properties will be adequate to recover the amount due; however if the settlement is not approved, the Company may be unable to recover the receivable and further write-downs of the receivable balance may be necessary. Based on the above facts, the Company has classified the receivable as long-term.

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

There were no open positions at December 31, 2005 or 2004. For 2004 the Company recorded realized gains on derivative transactions of $5,000.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $18,276 and $15,391 for each of the years ended December 31, 2005 and 2004, respectively.

Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). That standard requires entities to record the fair value of a liability for asset retirement obligation in the period in which it was incurred.

The following is a reconciliation of the Company's asset retirement obligations for the years ended:

	2005	2004

Asset retirement obligation at January 1,	$521,461	$496,685

Asset retirement accretion expense	27,429	24,776

Additions during the year	995	-

Less: plugging cost incurred	-	-

Asset retirement obligation at December 31,	549,885	$521,461

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

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, ("Statement 148"). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 18, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. If the Company had followed the fair value model for expensing stock options, net income would have been adjusted as follows:
	For the years ended December 31,
	2005	2004

Income available to common shares

As reported	$1,041,292	$ 518,715

Effect of expensing stock options, net of tax	(33,061)	(96,000)

Pro forma	1,008,231	422,715

Income available to common shares:
Basic:
As reported	$ 0.13	$ 0.07
Pro forma	0.13	0.06
Diluted:
As reported	0.12	0.07
Pro forma	$ 0.12	$ 0.05

Use of Estimates and Certain Significant Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described above may affect the amount at which oil and gas natural properties are recorded. The Company's allowance for doubtful accounts is a significant estimate and is based on management's estimates of uncollectible receivables. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Revenue Recognition

The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances. Material imbalances are reflected as adjustments to reported gas reserves and future cash flows. There were no material gas imbalances as of December 31, 2005 and 2004.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 2005 financial statement classification, with no effect on net income.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections," which replaces Accounting Principles Board (APB) No. 20, "Accounting Changes," and Statements of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting a change in accounting principles. FAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. FAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 did not have a material impact our consolidated financial position, results of operations, or cash flows. The Company had no material suspended well cost at December 31, 2005 or 2004.

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004) ("Statement 123R"), Share-Based Payment. Statement 123 (R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on fair value of the equity or liability instruments issued. Public entities that file as small business issues are required to apply Statement 123 R in the first interim or annual reporting period that begins after December 15, 2005. Statement 123 R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company believes the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

2.     Acquisition of Oil and Natural Gas Properties

Effective March 11, 2004, the Company consummated the purchase of an 87.5%-100% working interest representing a 72.5625%-87.5% net revenue interest in oil and natural gas properties located in the Lusk Field in Lea County, New Mexico. The interests were acquired from PXP Gulf Coast, Inc. The Company paid $850,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were derived from the Company's existing revolving credit facility.

The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2004.
2004

Revenues	$ 3,081,527
Net Income	$ 549,907
Net Income per share	$ .07

During the year ended December 31, 2005 the Company acquired a 50% interest in the partnership Brady Exploration, LLC to acquire leasehold interest. The assets of Brady Exploration, LLC were sold and the Company realized a gain of $60,034 on its ownership interest. Subsequently Brady Exploration, LLC has been dissolved.

On December 16, 2005 the Company placed $550,170 in escrow that will apply to the purchase of oil and natural gas properties in Caddo Parish, Louisiana after conveyance documents are complete.

3.     Related Party Transactions

The Company leases office space from its President. Rent expense for this lease was $30,000 for each of the years ended December 31, 2005 and 2004, respectively.

4.     Long-Term Debt

          Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Note payable to a bank, interest at the bank's floating rate (8.25% at December 31, 2005), monthly payments of principal of $27,350, plus accrued interest beginning March 2005, until maturity in February 2006. In February 2006, the Company paid this note in full. This note is collateralized by certain oil and natural gas properties and is guaranteed by the majority stockholder of the Company.

	$ 150,000	$ 1,496,315

Other notes payable collateralized by vehicles	-	460

Total	150,000	1,496,775
Less current portion	(150,000)	(1,496,775)
	$ -	$ -

5.     Income Taxes

The Company's deferred tax assets (liabilities) are composed of the following:
	December 31,
	2005	2004
Deferred tax assets:
Non-deductible acquisition cost	$ -	$ 12,000
Net operating loss and depletion carryforwards	19,000	13,000
Allowance for doubtful accounts and other assets	54,000	46,000
	73,000	71,000
Deferred tax liabilities:
Difference in bases of trading securities	(30,000)	-
Difference in bases of oil and natural gas properties	(627,000)	(436,000)

Net liability	$ (584,000)	$(365,000)

The effective tax rate differs from the statutory rate as follows:
	2005	2004
Statutory rate	34%	34%
State and local taxes	5%	-
Change in rate and other	(2%)	4%
Effective rate	37%	38%

At December 31, 2005, the Company had available depletion carryforwards totaling approximately $52,000 which may be used to reduce future taxable income and do not expire.

6.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	December 31,
	2005	2004
Numerator:
Net income	$ 1,041,292	$ 518,715
Numerator for basic and diluted earnings per share	1,041,292	518,715

Denominator:
Denominator for basic earnings per share - weighted average shares	7,836,161	7,493,326

Effect of dilutive securities:
Director stock options	287,102	156,929
President stock options	156,911	53,042
Warrants issued with private placement	282,968	52,066
Dilutive potential common shares	726,981	262,037

Denominator for diluted earnings per share - adjusted weighted average shares	8,563,142	7,755,363
Basic earnings per share	$ .13	$ .07
Diluted earnings per share	$ .12	$ .07

For additional disclosures regarding stock options and warrants, see Note 7.

7.     Stock Based Compensation

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

The following is a summary of activity for the stock options granted for the years ended December 31, 2005 and 2004:
	December 31, 2005		December 31, 2004
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	690,000	$ .59	400,000	$ 1.29

Canceled or expired	-	$ -	(230,000)	$ 1.93
Granted	-	$ -	520,000	$ .65
Exercised	285,000	$ .52	-	$ -

Outstanding, end of year	405,000	$ .65	690,000	$ .59
Exercisable, end of year	405,000	$ .65	460,000	$ .57

If not previously exercised, options outstanding at December 31, 2005 will expire as follows:
	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

2006	230,000.65		1 year
2007	175,000.65		1.5 years
Total	405,000	$.65

Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock options on the measurement date for the options granted during fiscal year 2005 and 2004. The exercise price was equal to the market price at the measurement date for each option.
	2005			2004
	Number of Shares	Exercise Price	Fair Value	Number of Shares	Exercise Price	Fair Value

Exercise price greater than market price	-	$ -	$ -	520,000	$.65	$211,000

The estimated fair value of each officer and director option granted during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2005	2004
Expected volatility	-	125%
Risk-free interest rate	-	5%
Expected dividends	-	-
Expected terms (in years)	-	2.8%

8.     Stockholders' Equity

In April 2004, the Company sold 100,000 units in a private sale to a single investor. Each unit sold for $0.65 and consisted of 1 common share, and 5 warrants series A-E. Each warrant is exercisable at any time over 3 years, are redeemable at the Company's option based on certain sustained trading prices, and have exercise prices as follow:
A	$0.65
B	$0.75
C	$1.00
D	$1.25
E	$2.00

As of December 31, 2005 all of the outstanding warrants were exercised.

9.     Environmental Issues

The Company is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

10.     Commitments

As of December 31, 2005 and 2004, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.

As of December 31, 2005 the Company had $550,170 of restricted cash in escrow that will apply to the purchase of oil and natural gas properties in Caddo Parish, Louisiana.

In 2001, the Company entered into an executive employment agreement with its president and CEO. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.

11.     Fair Value of Financial Instruments and Concentration of Credit Risk

The Company's financial instruments are cash, short term investments, accounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and natural gas business or from individual oil and natural gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant's share of production from the related property. The Company believes the allowance for doubtful accounts at December 31, 2005 and 2004 is adequate.

The Company had the following concentrations in volume of oil and natural gas sales revenue by customer as a percentage of total oil and natural gas revenue:
Customer	2005	2004
A	13%	14%
B	21%	22%
C	26%	24%
D	15%	13%

Additionally, the five customers above accounted for a total of 58% and 71% of accrued oil and natural gas sales as of December 31, 2005 and 2004, respectively.

12.     Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:
	Year Ended December 31,
	2005	2004
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$ 98,040	$ -
Acquisition of proved properties	-	850,000
Dry hole expense	149,311	-
Development costs	846,640	329,977
Total costs incurred	$ 1,093,991	$1,179,977

Net capitalized costs related to oil and natural gas producing activities:
Unproved Leasehold Costs	$ 98,040	$ -
Proved leasehold costs and lease and well equipment	8,119,616	7,372,976
Less accumulated depletion and depreciation	(2,844,544)	(2,435,424)
Net oil and natural gas property costs	$ 5,373,112	$4,937,552

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:
	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2004	677,762	1,329,984

Revisions of previous estimates	213,347	112,744
Purchase of minerals in place	117,277	117,277
Production	(63,669)	(101,583)
Balance, December 31, 2004	944,717	1,458,422

Revisions of previous estimates	50,541	576,454
Extensions and discoveries	-	168,358
Purchase of minerals in place Production	- (59,949)	- (99,545)
Balance, December 31, 2005	935,309	2,103,689

Proved developed reserves, December 31, 2005	818,231	1,829,395
Proved developed reserves, December 31, 2004	880,991	1,413,232

Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

13.     Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows at December 31, 2005 and 2004, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at year end. The average oil price per barrel was approximately $56.92 at December 31, 2005. The average natural gas price per MMBtu was approximately $6.66 at December 31, 2005.
	Year Ended December 31,
	2005	2004

Future cash inflows	$ 67,014,000	$ 44,841,000
Future development and production costs	(18,367,000)	(14,739,000)

Future income taxes	(17,132,000)	(9,510,000)

Future net cash flows	31,515,000	20,592,000
10% annual discount	(14,463,000)	(9,394,000)
,
Standardized measure of discounted future net cash flows	$ 17,052,000	$ 11,198,000

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and natural gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2005	2004
Balance, beginning of year	$11,198,000	$ 5,741,000
Sales of oil and natural gas produced, net of production costs	(2,768,000)	(1,807,000)
Purchase of minerals in place	-	1,911,000
Sale of minerals in place	-	-
Extensions and discoveries	594,000	-
Net changes in prices and production costs	7,722,000	6,868,000
Revisions and other	3,010,000	879,000
Accretion of discount	1,520,000	631,000
Net change in income taxes	(4,224,000)	(3,025,000)
Balance, end of year	$17,052,000	$11,198,000

***************

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

a)

The Company's Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company.. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act As required by Rule 13a-15(eb) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and the material weakness described below, our principal executive officer and principal financial officer concluded that at the end of the period covered by this annual report on Form 10-KSB, our disclosure controls and procedures were not adequate due to a material weakness relating to the recording of the deferred income tax provision. The related audit adjustment has been appropriately recorded in our Form 10-KSB. We are in the process of improving our internal control re have been no material changes in our internal controls or in our financial reporting in an effort to remediate this deficiency. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our her factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.

b)

Changes In Internal Controls Over Financial Reporting.  Except as otherwise noted above, there has been no change in our internal control over . During the most recently completed fiscal year, there have not been any significant changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or ins reasonably likely to materially affect, our internal control over financial other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a)

Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	44	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	63	Director	July 1997-present
Karl W. Reimers	64	Director	October 2004-present
Dan Robinson	58	Director	August 2004-present
Mel Slater	624	Director	January 2003-present
Debra Funderburg	47	Director	February 2006-present

Mr. Reaves, age 44, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves' management in the years that followed, Bass Petroleum, Inc., gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Roger D. Bryant, age 63, has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently President and CEO of Convergence Technology Application Partners, LLC (CTAP), a supplier of telecommunications systems and support to companies with widely distributes offices. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc.  In September 2001 to present Mr. Bryant has been Chief Executive Officer of International Gateway Exchange. From November 1994 to November 2001, Bryant has been President and Chairman of Dial-thru International, Inc.,. From May 1993 to October 1994, Bryant was President of Network Data Corporation, . From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From January 1993 to May 1993, he served as Senior Vice President, Corporate Development, of Network Data Corporation. From May 1991 to July 1992, he served as President of Dresser Industries, Inc., Wayne Division, a leading international manufacturer of fuel dispensing equipment. Additionally, from August 1989 to May 1991, Bryant was President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation., and President of Autogas Systems, Inc., the developer of ""Pay-at-the-Pump"" technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.

Mr. Reimers, age 64, has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President CFO of Supreme Beef Company from 1989 to 1993. He also served as Vice President of Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 58, has served as a director of the Company since August 30th 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Mel Slater, age 624, has been a Director of the Company since January 1, 2003. From April 2003 to June 2005, Dr. Slater has served as President of National ICT Australia. Prior to joining National ICT.   Dr. Slater spent more than 25 years with leading technology firms including Gemplus and Motorola. At Motorola, he served in a number of positions including Vice President and General Manager, Global Software Group Americas, Vice President and Director of Motorola's Arizona Technology Laboratories and as Motorola's Corporate Director of Software. Dr. Slater has managed operations in over ten countries.

Debra Funderburg, age 47, has been a Director of the Company since February 6, 2006. From May 2003 to the present she has served as Senior Staff Reservoir Engineer, Corporate A&D Coordinator and is currently Business Development manager for Dominion E&P. From November 1999 to May 2003 Ms. Funderburg held the positions of Reservoir Engineering and Engineering Manager for Randall & Dewey. From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

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

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2005, two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors. Ms. Funderburg receives a $12,000 annual retainer and is reimbursed for all expenses and received 10,000 shares of FieldPoint Petroleum Corp for her service as a board member.

       b.       Committees

       The board appoints committees to help carry out its duties. In particular, board committee work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

       During the year ended December 31, 2005, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee or any other standing committees. The Board of Directors as a whole served the functions of a nomination committee.

Audit Committee

       The audit committee was composed of the following directors:

Karl W. Reimers, Chairman
Dan Robinson
Roger D. Bryant

       The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are "independent" within the meaning of the American Stock Exchange's listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

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

       During the fiscal year ended December 31, 2005 the audit committee had one meeting. The committee is responsible for accounting and internal control matters. The audit committee:
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

Audit Committee Report

       The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein + Associates LLP and the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from Hein + Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the Commission.

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Dan Robinson, Chairman
Karl Reimers
Mel Slater

The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are "independent" within the meaning of the American Stock Exchange's listing standards. For this purpose, an compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       During the fiscal year ended December 31, 2005 the compensation advisory committee had one meeting. The compensation advisory committee:
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
Mel Slater

        The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of four members. The board has not adopted a charter to govern the director nomination process.

        Of the currently serving three members Messrs. Bryant, and Slater, would each be deemed to be independent within the meaning of the American Stock Exchange's listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2006.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ American Stock Market Exchange. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2005, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a), except the following: Karl Reimers failed to file three reports covering three transactions in a timely manner; Roger Bryant failed to file one report covering one transaction in a timely manner; and Mel Slater failed to file two reports covering two transactions in a timely manner.

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

TABLE 1

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)

Ray D. Reaves	2005	$169,000	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President,	2004	$132,000	-0-	-0-	-0-	200,000	-0-	-0-

TABLE 2 OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Ray D. Reaves	200,000-	200,000-	$.65-	12/31/2006-

TABLE 3 AGGREGATED OPTIONS/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/05	Value of Unexercised In-the-Money Options at 12/31/05
			Exercisable/Unexercisable	Exercisable/Unexercisable
Ray D. Reaves	0	0	200,000	$1,257,000

1.   Based upon a closing price of $6.89 per share on December 31, 2005.

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal years ended December 31, 2005 and 2004, to the Company's Officers and Directors. All grants were in 2004, none in 2005.
Name	Options Granted (#)	Price ($/sh.)	Expiration Date
Ray D. Reaves	200,000	$.65	12/31/06
President and CEO

Roger D. Bryant	30,000	$.65	12/31/06
Director	20,000	$.65	06/30/07

Karl W. Reimer	100,000	$.65	06/30/07
Director

Dan Robinson	100,000	$.65	06/30/07
Director

Mel Slater	100,000	$.37	12/31/05
Director	30,000	$.65	12/31/06

Laurie Lutz	10,000	$.65	6/30/07
Controller

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2006 and the percentage of outstanding common stock owned as of March 31, 2006. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	2,965,000	34.1%
Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	400,000	4.7%
Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	25,000	0.3%
Karl W. Reimers 1703 Edelweiss Drive Cedar Park, Texas 78613	66,000	0.8%
Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	100,000	1.1%
Debra Funderburg 1703 Edelweiss Drive Cedar Park Texas	10,000	0.1%
All Officers and Directors as a Group (6 persons)	3,566,709	5244%

_____________________________

(1)   Unless otherwise stated, address is 1703 Edelweiss Drive, Cedar Park, Texas  78613.

(2)   Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis.

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

	14.	Code of Ethics, (incorporated by reference to the Company's 10-KSB for the year ended December 31, 2003)

	31	Certification

	32	Certification pursuant to 18 U.S.C.. Section 1350

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 25, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on January 25, 2005.

27

Current Report on Form 8-K dated Feberuary 7, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on February 7, 2005.

Current Report on Form 8-K dated March 14, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on March 14, 2005.

Current Report on Form 8-K dated March 29, 2005, Items 2.02, 7.01 and 9.01, as filed with the Commission on March 29, 2005.

Current Report on Form 8-K dated Marcxh 30, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on March 30, 2005.

Current Report on Form 8-K dated April 19, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on April 19, 2005.

Current Report on Form 8-K dated May 17, 2005, Items 2.02 and 9.01, as filed with the Commission on May 17, 2005.

Current Report on Form 8-K dated December 31, 2004, Items 7.01, 8.01 and 9.01, as filed with the Commission on June 24, 2005

Current Report on Form 8-K dated December 31, 2004, Items 7.01, 8.01 and 9.01, as filed with the Commission on June 30, 2005.

Current Report on Form 8-K dated August 24, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on August 24, 2005.

Current Report on Form 8-K dated September 9, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on September 9, 2005.

Current Report on Form 8-K dated September 16, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on September 19, 2005.

Current Report on Form 8-K dated October 11, 2005, Items 7.01 and 8.01, as filed with the Commission on October 11, 2005.

Current Report on Form 8-K dated November 10, 2005, Items 2.02 and 9.01, as filed with the Commission on November 10, 2005.

Current Report on Form 8-K dated December 16, 2005, Items 7.01, 8.01 and 9.01, as filed with the Commission on December 16, 2005.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein + Associates, L L.P., ("Hein") as our principal accountants. Hein audited our consolidated financial statements for fiscal 2004 and 2003. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:
	2005	2004

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 58,800	$ 43,700
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	17,300	4,700
Tax fees - tax compliance, tax advice and tax planning	9,000	9,000
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$ 85,100	$ 57,400

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION (Registrant

Date: March 31, 2006	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: March 31, 2006

By: /s/ Roger D. Bryant Roger D Bryant \ Director	Date: March 31, 2006

By: /s/ Dan Robinson Dan Robinson Director	Date: March 31, 2006

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: March 31, 2006

By: /s/ Mel Slater Mel Slater Director	Date: March 31, 2006

By: /s/Debra Funderburg Debra Funderburg Director	Date: March 31, 2006