Form 10-Q
period 2006-03-31
FIELDPOINT PETROLEUM CORP
filed 2006-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the Transition Period from ____________	to _____________
Commission file number: 0-9435

FieldPoint Petroleum Corporation

(Exact name of small business issuer as specified in its charter)

Colorado	84-0811034
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1703 Edelweiss Drive
__________Cedar Park, Texas 78613_________
(Address of Principal Executive Offices) (Zip Code)

_______(512) 250-8692_________
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ____No__X__

As of April 30, 2006, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,690,175.

Transitional Small Business Disclosure Format (Check one): Yes ___No _X_

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 611,468	$ 206,873
Restricted cash	-	550,170
Short-term Investments	684,954	650,995
Accounts receivable:
Oil and natural gas sales	451,716	486,664
Joint interest billings, less allowance for doubtful
accounts of $99,192 each period	117,834	114,957
Income tax receivable	154,000	154,000
Prepaid expenses and other current assets	24,536	30,535
Total current assets	2,044,508	2,194,194

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	98,040	98,040
Proved leasehold costs	6,951,837	6,338,498
Lease and well equipment	1,838,161	1,781,118
Furniture and equipment	24,628	24,628
Transportation equipment	55,300	55,300
Less accumulated depletion and depreciation	(3,024,562)	(2,913,562)
Net property and equipment	5,943,404	5,384,022

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less
allowance for doubtful accounts of $44,624	42,166	38,157

Total assets	$ 8,030,078	$ 7,616,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ -	$ 150,000
Accounts payable and accrued expenses	138,766	75,974
Oil and gas revenues payable	103,956	103,980
Total current liabilities	242,722	329,954

DEFERRED INCOME TAXES	659,000	584,000
ASSET RETIREMENT OBLIGATION	558,069	549,885

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,490,175 and 8,465,175 shares issued and outstanding,
Respectively	84,901	84,651
Additional paid-in capital	3,644,162	3,628,162
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	2,859,824	2,458,321

Total stockholders' equity	6,570,287	6,152,534
Total liabilities and stockholders' equity	$ 8,030,078	$ 7,616,373

See accompanying notes to these condensed consolidated financial statements

2

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For The Three Months Ended
	March 31,
	2006	2005
REVENUE:
Oil and natural gas sales	$ 1,029,962	$ 827,702
Well operational and pumping fees	29,968	29,968
Disposal fees	12,000	16,000
Total revenue	1,071,930	873,670

COSTS AND EXPENSES:
Production expense	313,101	302,350
Depletion and depreciation	111,000	102,718
General and administrative	97,823	131,635

Total costs and expenses	521,924	536,703

OTHER INCOME (EXPENSE):
Interest income (expense), net	(733)	(22,452)
Realized gain on investments	-	25,224
Gain on sale of property	-	25,000
Miscellaneous income	25,271	6,055
Unrealized holding gain (loss) on investments	33,959	(4,934)
Total other income	58,497	28,893

INCOME BEFORE INCOME TAXES	608,503	365,860

Income tax provision – current	(132,000)	(79,200)
Income tax provision – deferred	(75,000)	(42,900)
Total income tax provision	(207,000)	(122,100)

NET INCOME	$ 401,503	$ 243,760

NET INCOME PER SHARE:
BASIC	$ 0.05	$ 0.03
DILUTED	$ 0.05	$ 0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,486,008	7,680,175
DILUTED	8,836,555	8,394,321

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Unaudited

	For The Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 401,503	$243,760
Adjustments to reconcile to net cash
Provided by operating activities:
Purchase of short-term investments	-	(70,662)
Proceeds from sale of short-term investments	-	123,011
Unrealized holding (gain) loss on short-term investments	(33,959)	4,934
Realized gains on disposition of short-term investments	-	(25,224)
Gain on sale of property	-	(25,000)
Depletion and depreciation	111,000	102,718
Deferred income taxes	75,000	42,900
Accretion expense	8,184	6,194
Changes in current assets and liabilities:
Restricted cash	550,170	-
Accounts receivable	28,062	(11,669)
Prepaid expenses and other assets	5,999	-
Accounts payable and accrued expenses	62,792	51,076
Oil and gas revenues payable	(24)	6,149
Other	-	(699)
Net cash provided by operating activities	1,208,727	447,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(670,382)	(251,126)
Proceeds from sale of property	-	35,000
Net cash used in investing activities	(670,382)	(216,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	16,250	-
Repayments of long-term debt	(150,000)	(145,700)
Net cash used in financing activities	(133,750)	(145,700)

NET INCREASE IN CASH	404,595	85,662

CASH AND CASH EQUIVALENTS, beginning of the	206,873	458,447
period

CASH AND CASH EQUIVALENTS, end of the period	$ 611,468	$ 544,109

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Nature of Business, Organization And Basis of Preparation And Presentation

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, Texas, and Wyoming.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2005.

2. Stock Based Compensation Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in no stock compensation expense as no options were issued or vested during the quarterly period ended March 31, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements. The expected option term was calculated using the “simplified” method permitted by SAB 107. The expected forfeiture rate was based on historical experience and expectations about future forfeitures.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying condensed consolidated financial statements for stock-based awards to employees or directors when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005

For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since no options were granted and all options vesting during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts:

Three Months
Ended
March 31, 2005
Net income, as reported	$ 243,760
Compensation expense under Opinion 25	-
Deduct: Total stock-based employee compensation expense determined
under fair value method for all awards (net of tax)	(19,837)
Income available to stockholders, pro forma	$ 223,923
Earnings per share:
Basic, as reported	$0.03
Basic, pro forma	$0.03
Diluted, as reported	$0.03
Diluted, pro forma	$0.03

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Option Plan

The Company issued stock options under a non-qualified Stock Option Plan (the Plan), which was board of director approved. The Plan permits the grant of share options and shares to its employees and directors for up to 100,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on one to three years of continuous service and have two to three year contractual terms. Share awards generally vest over six months to one year.

No options were granted during the year ended December 31, 2005 or for the three months ended March 31, 2006.

A summary of option activity under the plan as of March 31, 2006 is presented below. For the quarterly period ended March 31, 2006, the Company did not grant any options under the non-qualified Stock Option Plan.

			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
Outstanding, January 1, 2006	405,000	$0.65

Granted	—	—
Exercised	(25,000)	$0.65
Forfeited or expired	—	—

Outstanding, March 31, 2006	380,000	$0.65	0.95	$1,994,500

Exercisable, March 31, 2006	380,000	$0.65	0.95	$1,994,500

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the quarterly period ended March 31, 2006, was approximately $185,750. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $16,250. All of the options outstanding and exercisable have an exercise price of $0.65 per share. The Company had no unvested options and no unrecognized compensation cost at December 31, 2005 or March 31, 2006. The Company recognized no compensation expense for stock options during the quarter ended March 31, 2006.

3. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2006	2005
Numerator:
Net income	$ 401,503	$ 243,760
Numerator for basic and diluted earnings per share	401,503	243,760

Denominator:
Denominator for basic earnings per share – weighted average shares	8,486,008	7,680,175

Effect of dilutive securities:
Director stock options	350,547	714,146

Dilutive potential common shares	350,547	714,146

Denominator for diluted earnings per share – adjusted weighted
Average shares	8,836,555	8,394,321
Basic earnings per share	$ .05	$ .03
Diluted earnings per share	$ .05	$ .03

4. Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the three months ended March 31, 2006.

Asset retirement obligation at December	31, 2005	$ 549,885
Asset retirement accretion expense		8,184
Less: plugging cost		-
Asset retirement obligation at March 31,	2006	$ 558,069

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

Comparison of three months ended March 31, 2006 to the three months ended March 31, 2005

Results of Operations

Revenues increased 23% or $198,260 to $1,071,930 for the three month period ended March 31, 2006 from the comparable 2005 period. This was primarily due to the overall increase in oil and natural gas sales pricing. Production volumes decreased 5% on a BOE basis. Average oil sales prices increased 35% to $61.40 for the three-month period ended March 31, 2006 compared to $45.33 for the period ended March 31, 2005. Average natural gas sales prices increased 42% to $7.21 for the three-month period ended March 31, 2006 compared to $5.06 for the period ended March 31, 2005.

	Quarter Ended March 31,
	2006	2005
Oil Production	13,001	16,004
Average Sales Price Per Bbl ($/Bbl)	$61.40	$45.33

Natural Gas Production	32,068	20,203
Average Sales Price Per Mcf ($/Mcf)	$ 7.21	$ 5.06

Production expenses increased 4% or $10,751 to $313,101 for the three month period ended March 31, 2006 from the comparable 2005 period, this was primarily due to the increase in new wells drilled in late 2005 and online in the period. Depletion and depreciation increased 8% or $8,282 to $111,000 for the three month period ended March 31, 2006 versus $102,718 in the 2005 comparable period. This was primarily due to increases in oil and natural gas reserves resulting in a lower current period depletion rate offset by additional wells. General and administrative overhead cost decreased 26% or $33,812 to $97,823 for the three-month period ended March 31, 2006 from the three-month period ended March 31, 2005. This was attributable to a decrease in investor relations and other administrative expenses in the 2006 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,208,727 for the three-month period ended March 31, 2006, as compared to $447,488 in the comparable 2005 period. The increase in cash from operating activities was primarily due to higher net income as well as fluctuations in accounts payable and a reduction in restricted cash.

Cash flow used in investing activities was $670,382 for the three-month period ended March 31, 2006, as compared to $216,126 in the comparable period. This was due to the purchase of additional oil and natural gas properties and equipment in the 2006 period offset by a property sale in the 2005 period. Cash flow used in financing activities was $133,750 for the three-month period ended March 31, 2006, compared to cash flow used of $145,700 for the same period in 2005. This decrease was primarily due to proceeds received from the exercise of stock options offset by an increase in repayments of long term debt in the 2006 period.

The Company has adopted SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) had no impact on the condensed consolidated financial statements ending March 31, 2006. The Company did not grant or have any options vest during the period ending March 31, 2006.

PART I Item 3. CONTROLS AND PROCEDURES

a)	The Company's Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and the material weakness described in our 10- KSB, our principal executive officer and principal financial officer concluded that at the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were not adequate due to a material weakness relating to the recording of the deferred income tax provision in our 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures.

PART II

OTHER INFORMATION Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31	Certification

32	Certification Pursuant to U.S.C. Section 1350

Reports on Form 8-K

1	Current Report on Form 8-K, Items 7.01, 8.01, and 9.01, dated February 9, 2006, as filed with the Commission on February 10, 2006.

2	Current Report on Form 8-K, Items 3.02, 5.02, and 9.01, dated February 6, 2006, as filed with the Commission on February 9, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006                                                                                                                                                      By: /s/ Ray Reaves_______________________

                                                                                                                                                                                          Ray Reaves, President, Chief Executive Officer,

                                                                                                                                                                                          Treasurer and Chief Financial Officer