Form 10QSB/A
period 2006-03-31
FIELDPOINT PETROLEUM CORP
filed 2006-05-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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

LIABILITIES AND STOCKHOLDERS' EQUITY
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

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For The Three Months Ended
	March 31,
	2006	2005
REVENUE:
Oil and natural gas sales	$ 1,029,962	$ 827,702
Well operational and pumping fees	29,968	29,968
Disposal fees	12,000	16,000
Total revenue	1,071,930	873,670

COSTS AND EXPENSES:
Production expense	313,101	302,350
Depletion and depreciation	111,000	102,718
General and administrative	97,823	131,635
Total costs and expenses	521,924	536,703

OTHER INCOME (EXPENSE):
Interest income (expense), net	(733)	(22,452)
Realized gain on investments	-	25,224
Gain on sale of property	-	25,000
Miscellaneous income	25,271	6,055
Unrealized holding gain (loss) on investments	33,959	(4,934)
Total other income	58,497	28,893

INCOME BEFORE INCOME TAXES	608,503	365,860

Income tax provision - current	(132,000)	(79,200)
Income tax provision - deferred	(75,000)	(42,900)
Total income tax provision	(207,000)	(122,100)

NET INCOME	$ 401,503	$ 243,760

NET INCOME PER SHARE:
BASIC	$ 0.05	$ 0.03
DILUTED	$ 0.05	$ 0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,486,008	7,680,175
DILUTED	8,836,555	8,394,321

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
Unaudited

	For The Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 401,503	$ 243,760
Adjustments to reconcile to net cash
Provided by operating activities:
Purchase of short-term investments	-	(70,662)
Proceeds from sale of short-term investments	-	123,011
Unrealized holding gain on short-term investments	(33,959)	4,934
Realized gains on disposition of short-term investments	-	(25,224)
Gain on sale of property	-	(25,000)
Depletion and depreciation	111,000	102,718
Deferred income taxes	75,000	42,900
Accretion expense	8,184	6,194
Changes in current assets and liabilities:
Restricted cash	550,170	-
Accounts receivable	28,062	(11,669)
Prepaid expenses and other assets	5,999	-
Accounts payable and accrued expenses	62,792	51,076
Oil and gas revenues payable	(24)	6,149
Other	-	(699)
Net cash provided by operating activities	1,208,727	447,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(670,382)	(251,126)
Proceeds from sale of property	-	35,000
Net cash used in investing activities	(670,382)	(216,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	16,250	-
Repayments of long-term debt	(150,000)	(145,700)
Net cash used in financing activities	(133,750)	(145,700)

NET INCREASE IN CASH	404,595	85,662

CASH AND CASH EQUIVALENTS, beginning of the period	206,873	458,447

CASH AND CASH EQUIVALENTS, end of the period	$ 611,468	$ 544,109

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction\ with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2005.

2.        Stock Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in no stock compensation expense as no options were issued for the quarterly period ended March 31, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements. The expected option term was calculated using the "simplified" method permitted by SAB 107. The expected forfeiture rate was based on historical experience and expectations about future forfeitures.

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

Stock Option Plan

The Company issued Stock Options under a non-qualified stock option Plan (the Plan), which was board of director approved. The Plan permits the grant of share options and shares to its employees and directors for up to 100,000 shares of common stock. The Company believes that such awards better align the interests of its employees and directors with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on one to three years of continuous service and have two to three year contractual terms. Share awards generally vest over six months to one year.

No options were granted during the year ended December 31, 2005 or for the three months ended March 31, 2006.

A summary of option activity under the plan as of March 31, 2006 is presented below. For the quarterly period ended March 31, 2006, the Company did not grant any options under the non-qualified Stock Option Plan.
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	405,000	$0.65

Granted	-	-
Exercised	(25,000)	$0.65
Forfeited or expired	-	-

Outstanding, March 31, 2006	380,000	$0.65	0.95	$1,994,500

Exercisable, March 31, 2006	380,000	$0.65	0.95	$1,994,500

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

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended
	March 31,
	2006	2005
Numerator:
Net income	$ 401,503	$ 243,760
Numerator for basic and diluted earnings per share	401,503	243,760

Denominator:
Denominator for basic earnings per share - weighted average shares	8,486,008	7,680,175

Effect of dilutive securities:
Director stock options	350,547	714,146
Dilutive potential common shares	350,547	714,146

Denominator for diluted earnings per share - adjusted weighted average shares	8,836,555	8,394,321
Basic earnings per share	$ .05	$ .03
Diluted earnings per share	$ .05	$ .03

4.        Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the three months ended March 31, 2006.
Asset retirement obligation at December 31, 2005	$549,885

Asset retirement accretion expense	8,184

Less: plugging cost	-

Asset retirement obligation at March 31, 2006	$558,069

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

PART I
Item 3. Controls and Procedures
a)

The Company's Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and the material weakness described in our 10-KSB, our principal executive officer and principal financial officer concluded that at the end of the period covered by this quarterly report on Form 10-QSB, our disclosure controls and procedures were not adequate due to a material weakness relating to the recording of the deferred income tax provision in our 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures.

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

Date: May 16, 2006	FIELDPOINT PETROLEUM CORPORATION By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer