Form 10-Q
period 2006-06-30
FIELDPOINT PETROLEUM CORP
filed 2006-08-11
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,730,175.

Transitional Small Business Disclosure Format (Check one):       Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2006	2005
CURRENT ASSETS:	(unaudited)	*
Cash and cash equivalents	$ 865,149	$ 206,873
Restricted cash	-	550,170
Short-term investments	681,528	650,995
Accounts receivable:
Oil and natural gas sales	487,645	486,664
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	150,403	114,957
Income tax receivable	154,000	154,000
Prepaid expenses and other current assets	24,535	30,535
Total current assets	2,363,260	2,194,194

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	98,040	98,040
Proved leasehold costs	7,323,765	6,338,498
Lease and well equipment	1,879,609	1,781,118
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	55,300
Less accumulated depletion and depreciation	(3,106,562)	(2,913,562)
Net property and equipment	6,284,100	5,384,022

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for
doubtful accounts of $44,624 each period	38,157	38,157
Total assets	$ 8,685,517	$ 7,616,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ -	$ 150,000
Accounts payable and accrued expenses	247,212	75,974
Oil and natural gas revenues payable	109,025	103,980
Total current liabilities	356,237	329,954

DEFERRED INCOME TAXES	709,000	584,000
ASSET RETIREMENT OBLIGATION	566,253	549,885
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,730,175 and 8,465,175 shares issued and outstanding,
respectively	87,301	84,651
Additional paid-in capital	3,797,762	3,628,162
Treasury stock 160,000 shares of common stock each period	(18,600)	(18,600)
Retained earnings	3,187,564	2,458,321
Total stockholders' equity	7,054,027	6,152,534
Total liabilities and stockholders' equity	$ 8,685,517	$ 7,616,373

*Derived from audited balances at December 31, 2005.

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE:
Oil and natural gas sales	$ 1,032,091	$ 861,355	$ 2,062,053	$ 1,689,057
Well operational and pumping fees	29,968	29,968	59,936	59,936
Disposal fees	15,000	16,736	27,000	32,736
Total revenue	1,077,059	908,059	2,148,989	1,781,729

COSTS AND EXPENSES:
Production expense	352,379	233,086	665,480	535,436
Depletion and depreciation	111,000	110,500	222,000	213,218
General and administrative	151,800	160,520	249,623	292,155
Total costs and expenses	615,179	504,106	1,137,103	1,040,809

OTHER INCOME (EXPENSE):
Interest income (expense), net	1,966	(23,199)	1,233	(45,651)
Realized gain on investments	-	2,342	-	27,566
Unrealized holding gain (loss) on investments	(3,426)	(26,979)	30,533	(1,979)
Gain on sale of property and equipment	17,320	78,945	17,320	85,000
Miscellaneous income	-	19,659	25,271	14,725
Total other income	15,860	50,768	74,357	79,661

INCOME BEFORE INCOME TAXES	477,740	454,721	1,086,243	820,581

INCOME TAX PROVISION CURRENT	100,000	178,200	232,000	257,400
INCOME TAX PROVISION DEFERRED	50,000	(4,000)	125,000	38,900

NET INCOME	$ 327,740	$ 280,521	$ 729,243	$ 524,281

NET INCOME PER SHARE:
BASIC	$ 0.04	$ 0.04	$ 0.08	$ 0.07
DILUTED	$ 0.04	$ 0.03	$ 0.08	$ 0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,674,461	7,709,845	8,580,775	7,694,311
DILUTED	8,801,611	8,388,908	8,794,052	8,390,819

                         See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 729,243	$524,281
Adjustments to reconcile to net cash
provided by operating activities:
Purchase from short-term investments	-	(75,904)
Proceeds from sale of short-term investments	-	126,912
Unrealized holding(gains)losses on short-term investments	(30,533)	1,979
Realized gains on disposition of short term investments	-	(27,566)
Gain on sale of property and equipment	(17,320)	(85,000)
Income tax benefit on exercise of stock options	-	61,000
Depletion and depreciation	222,000	213,218
Deferred income taxes	125,000	38,900
Accretion expense	16,368	12,388
Changes in assets and liabilities:
Restricted cash	550,170	-
Accounts receivable	(36,427)	(21,676)
Prepaid expenses and other current assets	6,000	(44,999)
Accounts payable and accrued expenses	171,238	163,801
Oil and natural gas revenues payable	5,045	14,408
Other	-	(229)
Net cash provided by operating activities	1,740,784	901,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(1,083,758)	(503,408)
Additions to transportation equipment	(38,320)	-
Proceeds from sale of property and equipment	17,320	185,000
Net cash used in investing activities	(1,104,758)	(318,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(150,000)	(292,090)
Proceeds from exercise of stock options	172,250	55,000
Net cash provided by (used in) financing activities	22,250	(237,090)

NET INCREASE IN CASH	658,276	346,015

CASH, beginning of the period	206,873	458,447

CASH, end of the period	$ 865,149	$ 804,462

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

2.        Stock Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.  The adoption of SFAS 123(R) resulted in no stock compensation expense as no options were issued or vested during three and six months ended June 30, 2006.

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

Pro-Forma Stock Compensation Expense for the three and six month Periods Ended June 30, 2005

For the three and six periods ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25.  Since no options were granted and all options vesting during the quarterly period ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized.  If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$280,521	$524,281
Compensation expense under Opinion 25	-	-
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	-	-
Income available to stockholders, pro forma	$280,521	$524,281
Earnings per share:
Basic, as reported	$0.04	$0.07
Basic, pro forma	$0.04	$0.07
Diluted, as reported	$0.03	$0.06
Diluted, pro forma	$0.03	$0.06

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures.  In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Option Plan

The Company issued stock options under a non-qualified stock option plan (the Plan), which was board of director approved. The plan permits the grant of share options and shares to its employees and directors for up to 100,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on one to three years of continuous service and have two to three year contractual terms.  Share awards generally vest over six months to one year.  No options were granted during the year ended December 31, 2005 or for the three or six months ended June 30, 2006.

A summary of option activity under the plan as of June 30, 2006 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	405,000	$0.65

Granted	—	—
Exercised	(265,000)	$0.65
Forfeited or expired	—	—

Outstanding, June 30, 2006	140,000	$0.65	1.00	$561,400

Exercisable, June 30, 2006	140,000	$0.65	1.00	$561,400

The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three and six month periods ended June 30, 2006, was approximately $1,144,800 and $1,330,550 respectively.  Cash received from stock options exercised during the three and six month periods ended June 30, 2006 was $156,000 and $172,250, respectfully.  All of the options outstanding and exercisable have an exercise price of $0.65 per share.  The Company had no unvested options and no unrecognized compensation cost as of December 31, 2005 or June 30, 2006.  The Company recognized no compensation expense for stock options during the three and six months ended June 30, 2006.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$ 327,740	$ 280,521	$ 729,243	$ 524,281
Numerator for basic and diluted earnings per share	327,740	280,521	729,243	524,281

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,674,461	7,709,845	8,580,775	7,694,311

Effect of dilutive securities:
Stock options	127,150	431,295	213,277	460,364
Warrants	-	247,768	-	236,144
Dilutive potential common shares	127,150	679,063	213,277	696,508

Denominator for diluted earnings per share – Adjusted weighted Average shares	8,801,611	8,388,908	8,794,052	8,390,819
Basic earnings per share	$ 0.04	$ 0.04	$ 0.08	$ 0.07
Diluted earnings per share	$ 0.04	$ 0.03	$ 0.08	$ 0.06

4.        Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  That standard requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the three months ended June 30, 2006.

Asset retirement obligation at December 31, 2005	$549,885

Asset retirement accretion expense	16,368

Less: plugging cost	-

Asset retirement obligation at June 30, 2006	$566,253

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

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and natural gas and operating oil and natural gas properties.  The Company's capital for investment in producing oil and natural  gas properties has been provided by cash flow from operating activities, and from bank financing. The Company categorizes its operating expenses into the categories of production expenses and other expenses.

Comparison of three months ended June 30, 2006 to the three months ended June 30, 2005

Results of Operations

Total revenues increased 19% or $169,000 to $1,077,059 for the three month period ended June 30, 2006 from the comparable 2005 period, this was due primarily to the overall increase in oil and natural gas sales.  Production volumes remained unchanged on a BOE basis.  Average oil sales prices increased 32% to $63.57 for the period ended June 30, 2006 compared to $48.16 for the period ended June 30, 2005.  Average gas sales prices increased 52% to $7.14 for the three month period ended June 30, 2006 compared to $4.70 for the period ended June 30, 2005.

	Quarter Ended June 30,
	2006	2005
Oil Production	12,260	15,700
Average Sales Price Per Bbl ($/Bbl)	$ 63.57	$ 48.16

Gas Production	35,363	22,370
Average Sales Price Per Mcf ($/Mcf)	$ 7.14	$ 4.70

Production expenses increased 51% or $119,293 to $352,379 for the three month period ended June 30, 2006 from the comparable 2005 period, this was primarily due to the acquisition of oil and natural gas properties and additional workovers in the form of remedial repairs in the 2006 period.  Depletion and depreciation remained stable at $111,000 for the three month period ended June 30, 2006 versus the comparable period.  General and administrative overhead cost decreased 5% or $8,720 to $151,800 for the three month period ended June 30, 2006 from the three month period ended June 30 2005.  This was primarily due to a decrease in investor relations and administrative expense in the 2006 period.

Net other income for the three months ended June 30, 2006 was $15,860 compared to $50,768 for the 2005 period. This decrease was primarily due to a realized gain on the sale of properties of $78,945 during the 2005 period.

Comparison of six months ended June 30, 2006 to the six months ended June 30, 2005

Results of Operations

Total revenues increased 21% or $367,260 to $2,148,989 for the six month period ended June 30, 2006 from $1,781,729 for the comparable 2005 period due to the overall increase in oil and natural gas prices.  Production volumes decreased 6% on a BOE basis.  Average oil sales prices increased 34% to $62.45 for the period ended June

30, 2006 compared to $46.74 for the period ended June 30, 2006.  Average gas sales prices increased 47% to $7.18 for the six month period ended June 30, 2006 compared to $4.87 for the period ended June 30, 2005.

	Six months Ended June 30,
	2006	2005
Oil Production	25,261	31,704
Average Sales Price Per Bbl ($/Bbl)	$ 62.45	$ 46.74

Gas Production	67,431	42,572
Average Sales Price Per Mcf ($/Mcf)	$ 7.18	$ 4.87

Production expenses increased 24% or $130,044 to $665,480 for the six month period ended June 30, 2006 from the comparable 2005 period, this was primarily due to the increase in workovers and remedial repairs for the period ended June 30, 2006.  Depletion and depreciation expense increased 4% to $222,000, compared to $213,218 for the 2005 period. This was primarily due to increases in oil and natural gas properties resulting in a increase in the depletion rate.  General and administrative overhead cost decreased 15% or $42,532 to $249,623 for the six month period ended June 30, 2006 from the six month period ended June 30, 2005. This was attributable to a decrease in investor relations and administrative expense.

Net other income for the six months ended June 30, 2006 was $74,357 compared to $79,661 for the comparable 2005 period.  The decrease was primarily due to a gain on sale of properties in 2005.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,740,784 for the six month period ended June 30, 2006, as compared to cash flow provided by operating activities of $901,513 in the 2005 period. The increase in cash from operating activities was primarily due to net income, increased deferred income taxes, increases in restricted cash, offset by unrealized holding gains of short term investments in the period.

Cash flow used in investing activities was $1,104,758 for the period ended June 30, 2006 as compared to $318,408 used in investing activities for the period ended June 30, 2005.  This was primarily due to the acquisition of oil and natural gas properties in 2006.  Cash flow used in financing activities was $22,250 for the period ended June 30, 2006, compared to a cash flow used in financing activities of $237,090 for the same period in 2005, the decrease was due to proceeds received from the exercise of stock options.

The Company adopted SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) had no impact on the condensed consolidated financial statements during the three or six months ending June 30, 2006.  The Company did not grant or have any options vest during the period ending June 30, 2006.

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

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e). The material weakness was described in our 10-KSB, and relates to the recording of the deferred income tax provision in our 10-KSB.   We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures.

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

Date: August 11, 2006	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer