Form 10QSB
period 2006-09-30
FIELDPOINT PETROLEUM CORP
filed 2006-11-13
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,737,175.

Transitional Small Business Disclosure Format (Check one):  Yes       No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$ 1,221,993	$ 206,873
Restricted cash	-	550,170
Short-term investments	719,148	650,995
Accounts receivable:
Oil and natural gas sales	485,626	486,664
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	144,735	114,957
Income tax receivable	-	154,000
Prepaid expenses and other current assets	10,535	30,535
Total current assets	2,582,037	2,194,194
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	98,040	98,040
Proved leasehold costs	7,642,584	6,338,498
Lease and well equipment	1,927,789	1,781,118
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	55,300
Less accumulated depletion and depreciation	(3,218,562)	(2,913,562)
Net property and equipment	6,539,099	5,384,022

LONG-TERM JOINT INTEREST BILLING RECEIVABLE
Less allowance for doubtful accounts of $44,624 each period	38,157	38,157
Total assets	$ 9,159,293	$ 7,616,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ -	$ 150,000
Accounts payable and accrued expenses	72,932	75,974
Oil and gas revenues payable	108,165	103,980
Total current liabilities	181,097	329,954

DEFERRED INCOME TAXES	784,000	584,000
ASSET RETIREMENT OBLIGATION	574,637	549,885

COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,737,175 and 8,465,175 shares issued, respectively	87,371	84,651
Additional paid-in capital	3,988,242	3,628,162
Treasury stock, 160,000 shares of common stock	(18,600)	(18,600)
Retained earnings	3,562,546	2,458,321
Total stockholders' equity	7,619,559	6,152,534
Total liabilities and stockholders' equity	$ 9,159,293	$ 7,616,373

See accompanying notes to these condensed consolidated  financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE:
Oil and natural gas sales	$ 1,007,129	$ 985,853	$ 3,069,182	$ 2,674,910
Well operational and pumping fees	29,968	29,968	89,904	89,904
Disposal fees	14,000	10,000	41,000	42,736
Total revenue	1,051,097	1,025,821	3,200,086	2,807,550

COSTS AND EXPENSES:
Production expense	298,295	313,755	963,775	849,191
Exploration expense	-	103,570	-	103,570
Depletion and depreciation	112,000	106,271	334,000	319,489
General and administrative	108,580	167,415	358,203	459,570
Total costs and expenses	518,875	691,011	1,655,978	1,731,820

OTHER INCOME (EXPENSE):
Interest income (expense), net	3,557	(18,709)	4,790	(64,360)
Realized gain on investments	-	1,396	-	28,962
Unrealized holding gain on investments	37,620	17,768	68,153	15,789
Gain on sale of property and equipment	-	-	17,320	85,000
Miscellaneous income (expense)	(216)	179	25,055	14,904
Total other income	40,961	634	115,318	80,295

INCOME BEFORE INCOME TAXES	573,183	335,444	1,659,426	1,156,025

INCOME TAX PROVISION CURRENT	(123,201)	(6,576)	(355,201)	(263,976)
INCOME TAX PROVISION DEFERRED	(75,000)	(80,000)	(200,000)	(118,900)

NET INCOME	$ 374,982	$ 248,868	$ 1,104,225	$ 773,149

NET INCOME PER SHARE:
BASIC	$ 0.04	$ 0.03	$ 0.13	$ 0.10
DILUTED	$ 0.04	$ 0.03	$ 0.13	$ 0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,735,729	7,868,001	8,632,981	7,753,362
DILUTED	8,807,679	8,551,434	8,799,223	8,445,463

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,104,225	$ 773,149
Adjustments to reconcile to net cash
provided by operating activities:
Purchase of short-term investments	-	(75,904)
Proceeds from sale of short-term investments	-	133,550
Realized gains on disposition of short-term investments	-	(28,962)
Unrealized holding (gains) on short-term investments	(68,153)	(15,789)
Gain on sale of property and equipment	(17,320)	-
Gain on sale of properties	-	(85,000)
Income tax benefit on exercise of stock options	186,000	263,000
Depletion and depreciation	334,000	319,489
Deferred income taxes	200,000	118,900
Accretion expense	24,752	18,582
Changes in assets and liabilities:
Restricted cash	550,170	-
Accounts receivable	125,260	(57,928)
Prepaid expenses and other current assets	20,000	-
Accounts payable and accrued expenses	(3,042)	39,204
Oil and natural gas revenues payable	4,185	24,209
Other	-	(229)
Net cash provided by operating activities	2,460,077	1,426,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of transportation equipment	(38,320)	-
Purchase of oil and natural gas properties	(1,450,757)	(784,146)
Proceeds from sale of property and equipment	17,320	185,000
Net cash used in investing activities	(1,471,757)	(599,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(150,000)	(746,315)
Proceeds from exercise of common stock options	176,800	144,000
Net cash provided by (used in) financing activities	26,800	(602,315)

NET INCREASE (DECREASE) IN CASH	1,015,120	224,810

CASH, beginning of the period	206,873	458,447

CASH, end of the period	$ 1,221,993	$ 683,257

See accompanying notes to these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Nature of Business, Organization And Basis of Preparation And Presentation

FieldPoint Petroleum Corporation (the "Company") is incorporated under the laws of the state of Colorado.  The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, Texas and Wyoming.

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

2.        Stock Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.  The adoption of SFAS 123(R) resulted in no stock compensation expense as no options were issued or vested during three and nine months ended September 30, 2006.

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

Pro-Forma Stock Compensation Expense for the three and nine month Periods Ended September 30, 2005

For the three and nine month periods ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25.  Since no options were granted and all options vesting during the quarterly period ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized.  If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$248,868	$773,149
Compensation expense under Opinion 25	--	--
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	--	--
Income available to stockholders, pro forma	$248,868	$773,149
Earnings per share:
Basic, as reported	$0.03	$0.10
Basic, pro forma	$0.03	$0.10
Diluted, as reported	$0.03	$0.09
Diluted, pro forma	$0.03	$0.09

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures.  In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Option Plan

The Company issued stock options under a non-qualified stock option plan (the Plan), which was board of director approved. The plan permits the grant of share options and shares to its employees and directors for up to 100,000 shares of common stock.  The Company believes that such awards better align the interests of its employees and directors with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on one to three years of continuous service and have two to three year contractual terms.  Share awards generally vest over six months to one year.  No options were granted during the year ended December 31, 2005 or for the three or nine months ended September 30, 2006.

A summary of option activity under the plan as of September 30, 2006 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	405,000	$0.65

Granted	—	—
Exercised	(272,000)	$0.65
Forfeited or expired	—	—

Outstanding, September 30, 2006	133,000	$0.65	.75	$291,270

Exercisable, September 30, 2006	133,000	$0.65	.75	$291,270

The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three and nine month periods ended September 30, 2006, was approximately $28,910 and $1,359,460, respectively.  Cash received from stock options exercised during the three and nine month periods ended September 30, 2006 was $4,550 and $176,800, respectively.  All of the options outstanding and exercisable have an exercise price of $0.65 per share.  The Company had no unvested options and no unrecognized compensation cost as of December 31, 2005 or September 30, 2006.  The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2006.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$ 374,982	$ 248,868	$ 1,104,225	$ 773,149
Numerator for basic and diluted earnings per share	374,982	248,868	1,104,225	773,149

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,735,729	7,868,001	8,632,981	7,753,362

Effect of dilutive securities:
Stock options	71,950	337,384	166,242	418,920
Warrants	-	346,049	-	273,181
Dilutive potential common shares	71,950	683,433	166,242	692,101

Denominator for diluted earnings per share – Adjusted weighted Average shares	8,807,679	8,551,434	8,799,223	8,445,463
Basic earnings per share	$ 0.04	$ 0.03	$ 0.13	$ 0.10
Diluted earnings per share	$ 0.04	$ 0.03	$ 0.13	$ 0.09

4.        Asset Retirement Obligation

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  That standard requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred.

The following table shows the changes in the balance of the ARO during the nine months ended September 30, 2006.

Asset retirement obligation at December 31, 2005	$549,885

Asset retirement accretion expense	24,752

Less: plugging cost	-

Asset retirement obligation at September 30, 2006	$574,637

5.        Subsequent Event

On October 18, 2006, Fieldpoint Petroleum Corporation (the “Company”), as Borrower, entered into a Loan and Security Agreement (“Agreement”) with Citibank, N.A., (“Citibank”) as Lender whereby Citibank extended a Line of Credit to the Company upon the terms and conditions set forth in the Agreement. As part of the transaction, the Company granted to Citibank a continuing and continuous first and prior lien, pledge of and security interest in substantially all of the Company’s oil and gas leasehold mineral interests and other mineral interests situated in the States of Louisiana, New Mexico, Oklahoma, Texas and Wyoming, all as more particularly described and defined in the Mortgages, as collateral and security for all Indebtedness.  All advances under the Line of Credit are due and payable in 2010.

Under this facility, loans and letters of credit will be available to the Company on a revolving basis in an amount outstanding not to exceed the lesser of $50,000,000 or the then current borrowing base.  The initial borrowing base will be set at $5,000,000, and will be adjusted semiannually.

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

Comparison of three months ended September 30, 2006 to the three months ended September 30, 2005

Results of Operations

Revenues remained stable at $1,051,097 compared to $1,025,821 for the three month period ended September 30, 2005, this was due primarily to the overall increase in oil and natural gas sales prices offset by a decrease in production.  Production volumes decreased on a BOE basis to 17,013 compared to 18,756.  This was due to wells that were down waiting on workover rigs and as a result of exponential and hyperbolic decline.  Average oil sales prices increased 18% to $68.28 for the period ended September 30, 2006 compared to $57.95 for the period ended September 30, 2005.  Average gas sales prices increased 13% to $6.24 for the three month period ended September 30, 2006 compared to $5.51 for the period ended September 30, 2005.

	Quarter Ended September 30,
	2006	2005
Oil Production	12,005	14,692
Average Sales Price Per Bbl ($/Bbl)	$ 68.28	$ 57.95

Gas Production	30,050	24,386
Average Sales Price Per Mcf ($/Mcf)	$ 6.24	$ 5.51

Production expenses decreased 5% or $15,460 to $298,295 for the three month period ended September 30, 2006 from the comparable 2005 period, this was primarily due to a reduced number of workovers in the form of remedial repairs in the 2006 period.  The Company incurred $103,570 in exploration expense as a result of drilling one unsuccessful well during the 2005 period compared to no exploration cost in the 2006 period.  Depletion and depreciation expense increased 5% to $112,000, compared to $106,271 for the 2005 period.

This was primarily due to increases in oil and gas properties resulting in an increase in the depletion rate.  General and administrative overhead cost decreased 35% or $58,835 to $108,580 for the three month period ended September 30, 2006 from the three month period ended 2005.  This was primarily due to a decrease in investor relations and other administrative expenses.

Net other income for the three months ended September 30, 2006 was $40,961 compared to other income of $634 for the 2005 period. This increase was primarily due to unrealized holding gain on investment during the September 2006 period and a decrease in interest expense as a result of reductions in long-term debt.

Comparison of nine months ended September 30, 2006 to the nine months ended September 30, 2005

Results of Operations

Revenues increased 14% or $392,536 to $3,200,086 for the nine month period ended September 30, 2006 from $2,807,550 for the comparable 2005 period due to the overall increase in oil and gas prices. Production volumes decreased 7% on a BOE basis to 53,513 from 57,556 in the 2005 period.  Average oil sales prices increased 28% to $64.33 for the period ended September 30, 2006 compared to $50.29 for the period ended September 30, 2005. Average gas sales prices increased 35% to $6.89 for the nine month period ended September 30, 2006 compared to $5.10 for the period ended September 30, 2005.

	Quarter Ended September 30,
	2006	2005
Oil Production	37,266	46,396
Average Sales Price Per Bbl ($/Bbl)	$ 64.33	$ 50.29

Gas Production	97,482	66,958
Average Sales Price Per Mcf ($/Mcf)	$ 6.89	$ 5.10

Production expenses increased 13% or $114,584 to $963,775 for the nine month period ended September 30, 2006 from the comparable 2005 period, this was primarily due to the increase in workovers and remedial repairs for the period ended September 30, 2006.  The Company incurred $103,570 in exploration expense as result of drilling one unsuccessful well during the 2005 period versus no exploration expense in the 2006 period.  Depletion and depreciation expense increased 5% to $334,000 this was due to the increase in leasehold and related equipment during the period ended September 30, 2006 compared to the 2005 period.  General and administrative overhead cost decreased 22% or $101,367 to $358,203 for the nine month period ended September 30, 2006 from the nine month period ended September 30, 2005.  This was attributable to a decrease in investor relations and other administrative expenses.

Net other income for the nine months ended September 30, 2006 was $115,318 compared to other income of $80,295 for the comparable 2005 period.  The increase was primarily due to an unrealized gain on investments and interest income which increased in the 2006 period as a result of reductions in long-term debt.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,460,077 for the nine month period ended September 30, 2006, as compared to $1,426,271 in cash flow provided by operating activities in the 2005 period.  The increase in cash from operating activities was primarily due to net income, increases in restricted cash, and accounts payable and accrued expenses.

Cash flow used in investing activities was $1,471,757 for the period ended September 30, 2006 as compared to $599,146 used in investing activities for the period ended September 30, 2005.  This increase was primarily due to the acquisition of oil and gas properties, in 2006 offset by proceeds from sale of properties in 2005.  Cash flow provided by financing activities was $26,800 for the period ended September 30, 2006, compared to a cash flow used in financing activities of $602,315 for the same period in 2005.  The increase was due to proceeds from the exercise of common stock options offset by repayments of long term debt.

PART I
Item 3.  Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. That evaluation revealed a material weakness in our disclosure controls and procedures described in our 10-KSB. Our principal executive officer and principal financial officer reevaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB, and again concluded that our disclosure controls and procedures were not adequate due to a material weakness relating to the recording of the deferred income tax provision in our 10-KSB.   We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency. This deficiency has been disclosed to our Board of Directors. Additional effort is needed to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.	Current Report on Form 8-K dated August 14, 2006, as filed with the Commission on August 14, 2006.
2. 3.

Current Report on Form 8-K dated October 18, 2006, as filed with the Commission on October 19, 2006.

Current Report on Form 8-K dated October 18, 2006, as filed with the Commission on October 20, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006	By: /s/ Ray Reaves Ray Reaves, Treasurer, Chief Financial Officer