Form 10KSB
period 2006-12-31
FIELDPOINT PETROLEUM CORP
filed 2007-04-04
CIK 316736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32624

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No  X

State issuer's revenues for its most recent fiscal year.  $4,053,592.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 30, 2007, was $8,861,312.

As of March 31, 2007, 8,767,175 shares of the Registrant's common stock par value $.01 per share, were outstanding.

Documents Incorporated by Reference:  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

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

Business Strategy

The Company's business strategy is to continue to expand its reserve base and increase production and cash flow through the acquisition of producing oil and natural gas properties.  Such acquisitions will be based on an analysis of the properties' current cash flow and the Company's ability to profit from the acquisition.  The Company's ideal acquisition will include not only oil and natural gas production, but also leasehold and other working interests in exploration areas.

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

Operations

As of December 31, 2006, the Company had varying ownership interest in 346 gross productive wells (92.16 net) located in 5 states.  The Company operates 61 of the 346 wells; the other wells are operated by independent operators under contracts that are standard in the industry.  It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest.  The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2006.

Employees- As of March 31, 2007, the Company had 4 employees, and  the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES

Principal Oil and Natural Gas Interest

North Bilbrey Field, Lea County New Mexico is a producing natural gas field located outside of Hobbs, New Mexico. The company owns a 50% working interest in the North Bilbrey #7 federal well producing out of the Atoka formation at approximately 13,000 feet.

Longwood Field, Caddo Parish Louisiana is a producing natural gas field located north of Greenwood, Louisiana. The company owns a 12.22% working interest in two natural gas wells producing out of the Cotton Valley formation at a depth of approximately 7800 feet.

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

Loving North Morrow Field, Eddy County New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The company owns a 10% working interest in one natural gas well producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet.

Chickasha Field, Grady County Oklahoma is a waterflood project producing from the Medrano Sand. The Rush Springs Medrano Unit is located approximately sixty-five miles southwest of Oklahoma City, Oklahoma. The Company has a 20.64% working interest in the unit which consists of 21 producing oil and natural gas wells and 11 water injection wells.

Hutt Wilcox Field, McMullen and Atascosa County Texas is a oil and natural gas field located approximately 60 miles south of San Antonio, Texas producing from the Wilcox sand. The Company has a working interest in 14 oil wells.

West Allen Field, Pontotoc County Oklahoma is a producing oil and natural gas field located approximately 100 miles south of Oklahoma City, Oklahoma. The Company has a working interest in 52 leases or a total of 224 wells, the leases have multiple wellbores and the Company has plans to participate in the future recompletion of behind pipe zones.

Giddings Field, Fayette County Texas is in the prolific Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the company acquired a 97% working interest in the Shade lease. The lease currently has 3 producing oil and natural gas wells with a daily production rate of approximately 120 Mcfe net to the Company. Oil and natural gas are produced from the Austin chalk formation.  The Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming.  FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Whisler Field, Campbell County Wyoming is a producing oilfield located approximately fifteen miles north east of Gillette, Wyoming. FieldPoint Petroleum owns a 20% working interest in the Whisler Unit which consists of two wells producing out of the Minnelusa formation at depth of approximately 8340 feet to 8400 feet.

Serbin Field, Lee and Bastrop Counties Texas is a oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston.  The Company has a working interest in 72 producing oil and natural gas wells.  Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and natural gas production from the Company's net interest in producing properties for each of its last two fiscal years.

	Oil (bbl)		Gas (mcf)
Production by State	2006	2005	2006	2005
Louisiana	-	-	20,089	-
New Mexico	7,571	9,681	38,174	22,625
Oklahoma	24,814	27,898	26,311	29,238
Texas	10,954	15,822	38,361	47,682
Wyoming	5,740	6,548	-	-
TOTAL	49,079	59,949	122,935	99,545

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts.  During the year ended December 31, 2006, purchases by each of four customers, Dorado Oil Company, Pontotoc Production, Inc., Encore Acquisition Co., and ConocoPhillips represented more than 10% of total Company revenues.  During the year ended December 31, 2006, purchases by each of four customers, Encore Acquisition Co., Pontotoc Production, Inc., Dorado Oil Company and ConocoPhillips represented more than 10% of the total Company revenues.  None of these customers, or any other customers of the Company, has a firm sales agreement with the Company.  The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2006, of productive wells in the areas indicated.

Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	2	1.6	4.74
Oklahoma	207	47.03	37	4.59
Texas	82	31.15	7	3.8
Wyoming	5	3.01	-	-
Total	296	82.79	50	9.37

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

Drilling Activity

The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2006.  The Company drilled one successful well in fiscal year 2006 in the Hermes Fee #1 well in New Mexico was completed in the first quarter of 2007.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	--	--	--	--
New Mexico	--	--	1	--
Oklahoma	--	--	--	--
Texas	--	--	--	--
Wyoming	--	--	--	--
Total	--	--	1	--

Reserves

Please refer to unaudited Note 13 in the accompanying audited financial statements for a summary of the Company's reserves at December 31, 2006 and 2005.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2006.  The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	320	78	-	-
New Mexico	1,280	732	800	102
Oklahoma	8,586	1,108	200	19
Texas	2,120	547	1,360	1,000
Wyoming	560	268	2,306	2,360
Total	12,866	2,733	4,666	3,481

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2005 the Company's Common Stock has been traded and listed on the American Stock Exchange under the symbol "FPP."  Prior to September 20, 2005, the Company’s common stock was listed on the OTC bulletin board under the symbol FPPC.  The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

FISCAL 2005	CLOSING BID

	HIGH	LOW
First Quarter	3.16	1.15
Second Quarter	2.74	1.67
Third Quarter	6.10	2.21
Fourth Quarter	10.49	6.75

FISCAL 2006
	HIGH	LOW
First Quarter	9.06	5.00
Second Quarter	7.67	4.50
Third Quarter	5.64	2.69
Fourth Quarter	2.87	2.01

At March 31, 2007, the approximate number of shareholders of record was 4,350.  The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	133,000	$.65	0
Total	133,000	$.65	0

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

Results of Operation

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenues increased slightly or $74,207 to $4,053,592 for the year ended December 31, 2006, from the comparable 2005 period.  Oil production volumes decreased by 18% at the same time the average price per barrel increased 18% during 2006 to $62.57 from the comparable 2005 period average price of $52.83 per barrel.  Also in 2006, natural gas production volumes increased by 23% while the average price per Mcf was $6.58, an increase of 3% from the 2005 comparable period.  The decreases in production volumes were primarily due to declines in the Encore operated Rush Springs Unit in Grady County, Oklahoma the Pontotoc County, Oklahoma properties and mature fields in Texas offset by the Lea County and Eddy County, New Mexico Field production and the Louisiana gas properties.

	Year Ended December 31,
	2006	2005
Oil Production	49,079	59,949
average Sales Price Per Bbl ($/Bbl)	$ 62.57	$ 52.83
Gas Production	122,935	99,545
average Sales Price Per Mcf ($/Mcf)	$ 6.58	$ 6.36
Lifting cost/BOE	$ 20.22	$ 15.82

Production expenses increased 16% to $1,406,925 for the year ended December 31, 2006, from the comparable 2005 period. The increase was due to cost associated with mature field production, with increases in workover expense and remedial repairs incurred in 2006 as compared to 2005.  The Company incurred exploration expense of $5,467 and $149,311 as a result of drilling one dry hole during the 2005 period.  Depletion and depreciation expense increased 12% or $51,444 to $487,000 for the year ended December 31, 2006 from the comparable 2005 period. The increase in depletion and depreciation was due to net production volume decrease offset by decreased reserves on existing properties. The increase in lifting cost of $20.22 in 2006 compared to $15.82 in 2005 was primarily due to additional workovers and remedial repairs. General and administrative overhead decreased 10% or $62,902 to $548,235 for the 2006 period verses the comparable 2005 period. The decrease in general and administrative expense was primarily due to decreases in legal fees and professional services offset by an increase in salary expense.

Net other income for the year ended December 31, 2006, was $173,136 compared to net other income of $96,037 for 2005.  This increase was primarily due to unrealized gains on investments and interest income in 2006.

The Company's net income increased by $140,473 to $1,181,765 for the year ended December 31, 2006, from the comparable 2005 period.  The increase in net income was primarily due to the increase in other income as previously discussed.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,592,471 for the year ended December 31, 2006, compared to $1,619,815 for the year ended December 31, 2005.  The decrease in cash flow from operating activities was primarily due to a decrease in deferred taxes.

Cash flow used in investing activities was $2,728,530 for the year ended December 31, 2006, compared to $1,236,864 in cash flow used in investing activities for December 31, 2005.  This increase was primarily due to additions in oil and natural gas properties in 2006.

Cash flow provided by financing activities was $1,532,800 for the year ended December 31, 2006, compared to $634,525 in cash flow used in financing activities for the same period in 2005. This was primarily due to increase in advances of long-term debt, net of repayment offset by proceeds from exercise of stock options.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations. Management believes that oil and natural gas property investing activities in 2007 can be financed through cash on hand, cash from operating activities, and bank borrowing.  The Company anticipates continued investments in proven oil and natural gas properties in 2007. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and natural gas properties.  The Company cannot predict how oil and natural gas prices will fluctuate during 2007 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2006. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Credit facility (secured)	$—	$—	$—	$1,000	$—	$—	$1,000
Interest on credit facility	77	77	77	64	—	—	295
Facilities and office leases	—	—	—	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—
Total	$77	$77	$77	$1,064	$—	$—	$1,295

Quantitative and Qualitative Disclosures About Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2006 and December 31, 2005, there were no open positions. We did not have any derivative transactions during 2006 or 2005.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 7. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Impairment of Developed Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of developed oil and natural gas properties during 2006 and 2005.

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

New Accounting Pronouncements

On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities are required to apply Statement 123(R) in the first interim or annual reporting period that began after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method and no compensation expense was recognized as no options were granted or vested during 2006.

In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company adopted FIN 48 on January 1, 2007 and has determined its adoption will not have a material impact on its consolidated financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of  Financial Accounting Standards No.157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7-FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements

Page
Independent Auditor's Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-16
Supplemental Oil and Natural Gas Information (Unaudited)	F-16 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FieldPoint Petroleum Corporation and Subsidiaries

Austin, Texas

We have audited the consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/HEIN & ASSOCIATES LLP

Dallas, Texas

April 2,  2007

FIELDPOINT PETROLEUM CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$ 603,614	$ 206,873
Restricted cash	-	550,170
Short-term investments	771,962	650,995
Accounts receivable:
Oil and natural gas sales	458,209	486,664
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	142,450	114,957
Income taxes receivable	179,000	154,000
Prepaid expenses and other current assets	56,508	30,535
Total current assets	2,211,743	2,194,194

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved properties	98,040	98,040
Proved properties	9,074,764	6,338,498
Lease and well equipment	2,305,159	1,781,118
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	55,300
Less accumulated depletion and depreciation	(3,371,562)	(2,913,562)
Net property and equipment	8,195,649	5,384,022

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624, each year	69,616	38,157
Total assets	$ 10,477,008	$ 7,616,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ -	$ 150,000
Accounts payable and accrued expenses	52,442	75,974
Oil and natural gas revenues payable	113,631	103,980
Total current liabilities	166,073	329,954

LONG TERM DEBT	1,000,000	-
DEFERRED INCOME TAXES	648,000	584,000
ASSET RETIREMENT OBLIGATION	585,628	549,885

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,747,175 and 8,465,175 shares issued and outstanding, respectively	87,471	84,651
Additional paid-in capital	4,368,350	3,628,162
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	3,640,086	2,458,321
Total stockholders’ equity	8,077,307	6,152,534
Total liabilities and stockholders’ equity	$ 10,477,008	$ 7,616,373

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2006	2005
REVENUE:
Oil and natural gas sales	$ 3,880,105	$ 3,800,777
Well operational and pumping fees	119,987	119,872
Disposal fees	53,500	58,736
Total revenue	4,053,592	3,979,385

COSTS AND EXPENSES:
Production expense	1,406,925	1,211,046
Exploration expense	5,467	149,311
Depletion and depreciation	487,000	435,556
Accretion expense	33,136	27,429
General and administrative	548,235	611,137
Total costs and expenses	2,480,763	2,434,479

OPERATING INCOME	1,572,829	1,544,906

OTHER INCOME (EXPENSE):
Interest income (expense), net	9,794	(75,329)
Realized gain on investments	-	28,962
Unrealized holding gain on investments	120,967	27,187
Gain on sale of properties	17,320	100,312
Miscellaneous income	25,055	14,905
Total other income	173,136	96,037

INCOME BEFORE INCOME TAXES	1,745,965	1,640,943

INCOME TAX PROVISION – current	(500,200)	(379,651)
INCOME TAX PROVISION – deferred	(64,000)	(220,000)

TOTAL INCOME TAX PROVISION	(564,200)	(599,651)

NET INCOME	$ 1,181,765	$ 1,041,292

NET INCOME PER SHARE:
BASIC	$ 0.14	$ 0.13
DILUTED	$ 0.13	$ 0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,668,230	7,836,161
Diluted	8,809,262	8,563,142

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2006

	Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCES, January 1, 2005	7,680,175	$ 76,801	160,000	$ (18,600)	$2,647,887	$1,417,029	$ 4,123,117

Exercise of common stock options and warrants	785,000	7,850	-	-	704,400	-	712,250

Income tax benefit on exercise of stock options	-	-	-	-	275,875	-	275,875

Net income	-	-	-	-	-	1,041,292	1,041,292

BALANCES, December 31, 2005	8,465,175	84,651	160,000	(18,600)	3,628,162	2,458,321	6,152,534

Exercise of common stock options and warrants	272,000	2,720	-	-	174,080	-	176,800

Income tax benefit on exercise of stock options	-	-	-	-	506,000	-	506,000

Shares issued in lieu of compensation	10,000	100	-	-	60,108	-	60,208

Net income	-	-	-	-	-	1,181,765	1,181,765

BALANCES, December 31, 2006	8,747,175	$ 87,471	160,000	$ (18,600)	$ 4,368,350	$ 3,640,086	$ 8,077,307

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,181,765	$ 1,041,292
Adjustments to reconcile to net cash provided by operating activities:
Realized gain on disposition of short-term investments	-	(28,962)
Unrealized holding gains on short-term investments	(120,967)	(27,187)
Gain on sale of properties	(17,320)	(100,312)
Depletion and depreciation	487,000	435,556
Deferred income taxes	64,000	220,000
Accretion expense	33,136	27,429
Income tax benefit on exercise of stock options	-	275,875
Shares issued in lieu of compensation	60,208	-
Changes in assets and liabilities:
Accounts receivable and accrued income	(55,497)	(247,894)
Prepaid expenses and other assets	(25,973)	(2,499)
Accounts payable and accrued expenses	(23,532)	5,148
Oil and natural gas revenues payable	9,651	21,603
Other	-	(234)
Net cash provided by operating activities	1,592,471	1,619,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(1,587,700)	(944,680)
Purchase of property in the Bilbrey field	(1,670,000)	-
Proceeds from sale of property and equipment	17,320	15,340
Proceeds from sale of oil and natural gas properties	-	185,000
Purchase of transportation equipment	(38,320)	-
Proceeds from sale of short-term investments	-	133,550
Purchase of short-term investments	-	(75,904)
Restricted cash	550,170	(550,170)
Net cash used in investing activities	(2,728,530)	(1,236,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,000,000	-
Repayments of long-term debt	(150,000)	(1,346,775)
Proceeds from exercise of options and warrants	176,800	712,250
Income tax benefit on exercise of stock options	506,000	-
Net cash provided by (used in) financing activities	1,532,800	(634,525)

NET INCREASE (DECREASE) IN CASH	396,741	(251,574)

CASH, beginning of year	206,873	458,447

CASH, end of the year	$ 603,614	$ 206,873

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 1,588	$ 83,731
Cash paid during the year for income taxes	$ 15,201	$ 187,000

See accompanying notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the “Company”) is incorporated under the laws of the state of Colorado.  The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2006.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bass Petroleum, Inc. and Raya Energy Corp.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2005 consisted of funds held in escrow for the purchase of oil and natural gas properties.  The restriction was released upon closing of the purchase of oil and natural gas properties.

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

Oil and Natural Gas Producing Operations

The Company uses the successful efforts method of accounting for its oil and natural gas producing activities.  Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized.  Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.  Gains and losses arising from sales of properties are included in income.  Unproved properties are assessed periodically for possible impairment. The Company had $98,040 in unproved properties as of December 31, 2006 and 2005.  There was no impairment recorded in 2006 or 2005.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method based on proved reserves.  Depreciation and depletion expense for oil and natural gas producing property and related equipment was $487,000 and $435,556 for the years ended December 31, 2006 and 2005, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows.  There were no impairments of developed oil and natural gas properties during 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joint Interest Billings Receivable and Oil and Natural Gas Revenues Payable

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates.  The receivable is recognized when the cost is incurred and the related payable and the Company’s share of the cost is recorded.

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables.  The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value is $99,192 at December 31, 2006 and 2005.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company.  The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

The Company has $69,616 and $38,157 net joint interest billing receivable from a company in receivership at December 31, 2006 and 2005, respectively.  The receiver has indicated he intends to settle the amount due by conveying oil and natural gas properties to the Company.  This settlement has not yet been approved by the bankruptcy court.  The Company anticipates that it will receive the properties, and that the value of the properties will be adequate to recover the amount due; however if the settlement is not approved, the Company may be unable to recover the receivable and further write-downs of the receivable balance may be necessary.  Based on the above facts, the Company has classified the receivable as long-term.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost.  Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years.  Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.  Depreciation expense for other property and equipment was $24,000 and $18,276 for the years ended December 31, 2006 and 2005, respectively.

Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143").  That standard requires entities to record the fair value of a liability for asset retirement obligation in the period in which it was incurred.

The following is a reconciliation of the Company’s asset retirement obligations for the years ended:

	2006	2005

Asset retirement obligation at January 1,	$ 549,885	$ 521,461
Accretion of discount	33,136	27,429
Liabilities incurred during the year	2,607	995
Liabilities settled during the year	-	-
Asset retirement obligation at December 31,	$ 585,628	$ 549,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates and Certain Significant Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described above may affect the amount at which oil and gas natural properties are recorded.  The Company’s allowance for doubtful accounts is a significant estimate and is based on management’s estimates of uncollectible receivables.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Revenue Recognition

The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2006 and 2005.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 2006  financial statement classification, with no effect on net income.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”).  Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the estimated fair market value of the common stock on the date of the grant.  As permitted by SFAS No. 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS No. 123 in the Notes to Consolidated Financial Statements.  Share-based compensation related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  We adopted SFAS No. 123(R) using the modified prospective transition method.  In accordance with modified prospective application provisions of SFAS No. 123(R), compensation cost for the portion of awards that were outstanding as of January 1, 2006, for which the requisite service was not rendered, are recognized as the requisite service is rendered, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Additionally, compensation costs for awards granted after January 1, 2006 are recognized over the requisite service period based on the grant-date fair value. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). No compensation expense was recognized upon the adoption of FAS 123(R) on January 1, 2006 as no options were granted or vested during the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  The Company adopted FIN 48 on January 1, 2007 and has determined its adoption will not have a material impact on its consolidated financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations.

2.  ACQUISITION OF OIL AND NATURAL GAS PROPERTIES

On December 27, 2006, the Company consummated the purchase of a 50% working interest representing a 43.25% net revenue interest in a natural gas property located in the Bilbrey Field in Lea County, New Mexico.  The interests were acquired from Samson Resources Company with an effective date of January 1, 2007.  The Company paid $1,670,000 cash consideration for the lease rights and related equipment.  The funds for the acquisition were derived from the Company’s existing revolving credit facility and cash on hand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma information is presented as if the interest in the property had been acquired on January 1, 2006.

Pro Forma Results For The Year Ended December 31,
2006

Revenues	$ 4,111,364
Net income	$ 1,229,735
Net income per share – basic	$ 0.14
Net income per share – diluted	$ 0.14

During the year ended December 31, 2005, the Company acquired a non-controlling 50% interest in the partnership Brady Exploration, LLC to acquire leasehold interest.  The assets of Brady Exploration, LLC were sold in 2005 and the Company realized a gain of $60,034 on its ownership interest.  Subsequently Brady Exploration, LLC has been dissolved.

On December 16, 2005, the Company placed $550,170 in escrow that was applied to the purchase of oil and natural gas properties in Caddo Parish, Louisiana.

3.  RELATED PARTY TRANSACTIONS

The Company leases office space from its President.  Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2006 and 2005, respectively.

4.  LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Line of credit with a bank, with an initial borrowing base of $5,000,000 with interest at prime less one half point (7.75% at December 31, 2006), monthly interest payment only until maturity and all principal due at maturity on October 18, 2010. This note is collateralized by certain oil and natural gas properties.	$ 1,000,000	$ -
Note payable to a bank, interest at the bank’s floating rate (8.25% at December 31, 2005), monthly payments of principal of $27,350, plus accrued interest beginning March 2005, until maturity in February 2006. In February 2006, the Company paid this note in full. This note is collateralized by certain oil and natural gas properties.	-	150,000
Total	1,000,000	150,000
Less current portion	-	(150,000)
	$ 1,000,000	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INCOME TAXES

Our provision for income taxes comprised the following during the years ended December 31:

	2006	2005
Current:
Federal	$ 422,000	$ 360,000
State	78,200	19,651
Total current	500,200	379,651
Deferred:
Federal	56,000	200,000
State	8,000	20,000
Total deferred	64,000	220,000

Total income tax provision	$ 564,200	$ 599,651

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2006 and 2005 as follows:

	2006	2005
Statutory rate	34%	34%
State taxes, net of federal benefit	3%	5%
Changes in enacted rates	(1%)	(2%)
Other differences	(4%)	-
Effective rate	32%	37%

In May 2006, the State of Texas enacted a margin tax which will require us to determine a tax of 1.0% on our “margin,” as defined in the law, based on our operating results beginning January 1, 2007.  The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of the products sold for federal income tax purposes, in the State of Texas.  Cost of products sold includes our lease operating expenses, production taxes, depletion and depreciation expense, and a portion of our salaries.  Some of our operations are within the state of Texas.  Under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period which includes the enactment date.  Previously, our results of operations were subject to income taxes in Texas at a rate of 4.5%, before consideration of federal benefits of those state taxes.  Temporary differences between book and tax income related to our Texas oil and gas properties will minimally affect the Texas margin tax, and therefore we have not changed our deferred taxes.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $648,000 and $584,000 at December 31, 2006 and 2005, respectively.  Significant components of net deferred tax assets and liabilities are:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2006	2005
Deferred tax assets:
Asset retirement obligation liability	$ 216,000	$ 207,000
Allowance for doubtful accounts	53,000	54,000
Total deferred tax assets	269,000	261,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods - oil and gas properties	(860,000)	(833,000)
Unrealized gain on marketable securities	(57,000)	(12,000)
Total deferred tax liabilities	(917,000)	(845,000)

Net deferred tax (liability)	$ (648,000)	$ (584,000)

At December 31, 2006, the Company had available depletion carryforwards totaling approximately $33,000 which may be used to reduce future taxable income and do not expire.

6.  EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2006	2005
Numerator:
Numerator for basic and diluted net income per share	$ 1,181,765	$ 1,041,292

Denominator:
Denominator for basic net income per share – weighted average shares	8,668,230	7,836,161

Denominator for diluted net income per share
Weighted average shares outstanding	8,668,230	7,836,161
Dilutive effect of stock options	141,032	726,981
Diluted weighted average shares	8,809,262	8,563,142

Basic net income per share	$ 0.14	$ 0.13
Diluted net income per share	$ 0.13	$ 0.12

For additional disclosures regarding stock options and warrants, see Note 7.

7.   STOCK BASED COMPENSATION

As discussed in Note 1, Significant Accounting Policies – Stock-Based Compensation, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modified prospective transition method.  No compensation expense was recognized upon the adoption of FAS 123(R) on January 1, 2006 as no options were granted or vested during the year ended December 31, 2006.  There was a tax benefit of $506,000 recognized related to the exercise of options for the year ended December 31, 2006.

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

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method as described in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25.  Since no options were granted and all options vesting during the year ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized.  If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would not have been significantly impacted:

The following is a summary of activity for the stock options granted for the years ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	405,000	$ 0.65	690,000	$ 0.59

Canceled or expired	-	$ -	-	$ -
Granted	-	$ -	-	$ -
Exercised	272,000	$ .65	285,000	$ 0.52

Outstanding, end of year	133,000	$ 0.65	405,000	$ 0.65
Exercisable, end of year	133,000	$ 0.65	405,000	$ 0.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If not previously exercised, options outstanding at December 31, 2006 will expire as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

2007	133,000	$ 0.65	.5 years

During the year ended December 31, 2006, no stock options were granted or vested.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2006, was approximately $1,331,000.  Cash received from stock options exercised during the year ended December 31, 2006 was $176,800.

8.

STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2006, the Company issued 10,000 restricted shares of its common stock to a director in lieu of compensation.  The restricted shares vest and become unrestricted over two years from the grant date as follows:

2,500 shares	August 2006
2,500 shares	February 2007
5,000 shares	August 2008

The Company recognized $60,208 compensation expense related to the shares issued during 2006.

9.  ENVIRONMENTAL ISSUES

The Company is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof.  In the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.  Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company.  No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

10.  COMMITMENTS

As of December 31, 2006 and 2005, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond.  The letter of credit is collateralized by a certificate of deposit in the same amount.

As of December 31, 2005 the Company had $550,170 of restricted cash in escrow that was applied to the purchase of oil and natural gas properties in Caddo Parish, Louisiana during 2006.

In 2001, the Company entered into an executive employment agreement with its president and CEO.  The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments are cash, short term investments, accounts receivable and payable and long-term debt.  Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments.  Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Financial instruments that subject the Company to credit risk consist principally of receivables.  The receivables are primarily from companies in the oil and natural gas business or from individual oil and natural gas investors.  These parties are primarily located in the Southwestern region of the United States.  The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant’s share of production from the related property.  The Company believes the allowance for doubtful accounts at December 31, 2006 and 2005 is adequate.

The Company had the following concentrations in volume of oil and natural gas sales revenue by customer as a percentage of total oil and natural gas revenue:

Customer	2006	2005
A	12%	13%
B	22%	21%
C	24%	26%
D	13%	15%

Additionally, the four customers above accounted for a total of 71% and 75% of accrued oil and natural gas sales as of December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

12.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	Years Ended December 31,
	2006	2005
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$ -	$ 98,040
Acquisition of proved properties	2,438,340	-
Dry hole expense	5,467	149,311
Development costs	819,360	846,640
Total costs incurred	$ 3,263,167	$ 1,093,991

Net capitalized costs related to oil and natural gas producing activities:
Unproved Leasehold Costs	$ 98,040	$ 98,040
Proved leasehold costs and lease and well equipment	11,379,923	8,119,616
Less accumulated depletion and depreciation	(3,307,544)	(2,844,544)
Net oil and natural gas property costs	$ 8,170,419	$ 5,373,112

The following table, based on information prepared by independent petroleum engineers, summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2005	944,717	1,458,422

Revisions of previous estimates	50,541	576,454
Extensions and discoveries	-	168,358
Purchase of minerals in place	-	-
Production	(59,949)	(99,545)
Balance, December 31, 2005	935,309	2,103,689

Revisions of previous estimates	(140,369)	(285,768)
Extensions and discoveries	833	3,237
Purchase of minerals in place Production	- (49,079)	339,683 (122,935)
Balance, December 31, 2006	746,694	2,037,906

Proved developed reserves, December 31, 2006	637,652	1,761,909
Proved developed reserves, December 31, 2005	818,231	1,829,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 2006 and 2005, relating to proved oil and natural gas reserves is set forth below.  The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves nor their present worth.  The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at year end.  The average oil price per barrel was approximately $55.13 and $56.92 at December 31, 2006 and 2005, respectively.  The average natural gas price per MMBtu was approximately $5.52 and $6.66 at December 31, 2006 and 2005, respectively.

	Years Ended December 31,
	2006	2005

Future cash inflows	$ 52,866,000	$ 67,014,000
Future production costs	(14,236,000)	(17,501,000)
Future development cost	(819,000)	(866,000)

Future income taxes	(11,914,000)	(17,132,000)

Future net cash flows	25,897,000	31,515,000
10% annual discount	(11,523,000)	(14,463,000)

Standardized measure of discounted future net cash flows	$ 14,374,000	$ 17,052,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and natural gas reserves at year end.  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended December 31,
	2006	2005
Balance, beginning of year	$17,052,000	$11,198,000
Sales of oil and natural gas produced, net of production costs	(2,473,000)	(2,768,000)
Purchase of minerals in place	1,124,000	-
Sale of minerals in place	-	-
Extensions and discoveries	27,000	594,000
Net changes in prices and production costs	(2,000,000)	7,722,000
Net changes in future development costs	26,000	-
Revisions and other changes	(4,310,000)	3,010,000
Accretion of discount	2,214,000	1,520,000
Net change in income taxes	2,714,000	(4,224,000)
Balance, end of year	$14,374,000	$17,052,000

***************

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(a)

Identification of Directors and Executive Officers.  The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	45	Director, President, Chairman,Chief Executive Officer	May 1997-present
Roger D. Bryant	64	Director	July 1997-present
Karl W. Reimers	65	Director	October 2004-present
Dan Robinson	59	Director	August 2004-present
Mel Slater	65	Director	January 2003-present
Debra Funderburg	48	Director	February 2006 - present

Mr. Reaves, age 45, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997.  Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc., gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Roger D. Bryant, age 64, has been a Director of the Company since July 1997.  For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently President and CEO of Convergence Technology Application Partners, LLC (CTAP), a supplier of telecommunications systems and support to companies with widely distributes offices. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc., Chief Executive Officer of International Gateway Exchange, President and Chairman of Dial-thru International, Inc., President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation, and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.

Mr. Reimers, age 65, has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President CFO of Supreme Beef Company from 1989 to 1993.  He also served as Vice President of

Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 59, has served as a director of the Company since August 2004.  He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer.  Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas.  Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin.  He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Mel Slater, age 65, has been a Director of the Company since January 1, 2003.  From April 2003 to June 2005 Dr. Slater has served as President of National ICT Australia. Prior to joining National ICT  Dr. Slater spent more than 25 years with leading technology firms including Gemplus and Motorola. At Motorola, he served in a number of positions including Vice President and General Manager, Global Software Group Americas, Vice President and Director of Motorola's Arizona Technology Laboratories and as Motorola's Corporate Director of Software. Dr. Slater has managed operations in over ten countries.

Debra Funderburg, age 48, has been a Director of the Company since February 6, 2006.  From May 2003 to the present she has served as Senior Reservoir Engineer, Corporate A&D coordinator and is currently Business Development manager for Dominion E&P.  From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey.  From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

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

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2006, two meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.

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

       During the year ended December 31, 2006, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee.

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

       Karl Reimers a members of the audit committee qualifies as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB.

       During the fiscal year ended December 31, 2006 the audit committee had two meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

Audit Committee Report

       The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by SAS 61.  The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the Commission.

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

       During the fiscal year ended December 31, 2006 the compensation advisory committee had one meeting.  The compensation advisory committee:

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

Nomination Committee

       The nomination committee was composed of the following directors:

Ray D. Reaves, Chairman

Roger D. Bryant

Mel Slater

       Of the currently serving three members Messrs. Bryant and Slater, would each be deemed to be independent within the meaning of the American Stock Exchange's listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2007.

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

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended December 31, 2003.  Our Code of Business Conduct and Ethics can be found at our website address:  http://www.fppcorp.com.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, FieldPoint Petroleum Corporation, 1703 Edelweiss Drive, Cedar Park, Texas  78613.  Further, our Code of Business Conduct and Ethics is filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the American Stock Exchange. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a).  Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2006, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a), except the following: Karl  Reimers failed to file three reports covering three transactions in a timely manner; and Mel Slater failed to file six reports covering six transactions in a timely manner.

ITEM 10     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2006 to the Company’s Chief Executive Officer (“CEO”) ( the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Committee. The Compensation Committee (the “Committee”) of the Board of Directors is composed of three non-employee Directors, all of whom are independent under the guidelines of the American Stock Exchange listing standards. The current Committee members are Dan Robinson, Karl Reimers and Mel  Slater. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Committee oversees the establishment and administration of the Company’s executive compensation program.

Compensation Philosophy and Objectives. The guiding principle of the Committee’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Committee has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Committee believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Committee continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Committee annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Committee believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Committee will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

Committee Process. The Committee meets as often as necessary to perform its duties and responsibilities. The Committee usually meets with the CEO and CFO. In addition, the Committee periodically meets in executive session without management.

The Committee’s meeting agenda is normally established by the Committee Chairperson in consultation with the CEO and CFO. Committee members receive and review materials in advance of each meeting. Depending on the meeting’s agenda, such materials may include: financial reports regarding the Company’s performance, reports on achievement of individual and corporate objectives, reports detailing executives’ stock ownership and options, tally sheets setting forth total compensation and information regarding the compensation programs and levels of certain peer group companies.

Role of Executive Officers in Compensation Decisions. The Committee makes all compensation decisions for the CEO and the CFO. Decisions regarding the compensation of other employees are made by the CEO and CFO in consultation with the Committee. In this regard, the CEO and CFO provide the Committee evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

  Market-Based Compensation Strategy.  The Committee adopted the following market-based compensation strategy:

•

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the oil and gas exploration business (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

•	Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.
•	Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.
•	The long-term incentive component of the executive compensation program is discretionary and viewed in light of the target total direct compensation level.

The Committee retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO’s experience, responsibilities and performance.

Total Direct Compensation

Our objective is to target total direct compensation, consisting of cash salary, cash bonus and long term equity compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the oil and gas industry is currently particularly acute, as companies seek to draw from a limited pool of such executives to explore for and develop hydrocarbons that increasingly are in more remote areas and are technologically more difficult to access.

We structure total direct compensation to the named executive officers so that most of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. In the following sections, we further detail each component of total direct compensation.

Components of Compensation. For the year ended December 31, 2006, the sole component of compensation for the CEO was base salary. We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

Base Salary. The Company provides the CEO with base salaries to compensate him for services rendered during the year. The Committee believes that competitive salaries must be paid in order to attract and retain high quality executives. The Committee reviews the CEO’s  salary at the end of each year, with any adjustments to base salary becoming effective on January 1 of the succeeding year.

In determining base salary level for executive officers, the committee considers the following qualitative and quantitative factors:

•	job level and responsibilities,

•	relevant experience,

•	individual performance,

•	recent corporate performance, and

We review base salaries annually, but we do not necessarily award salary increases each year. From time to time base salaries may be adjusted other than as a result of an annual review, in order to address competitive pressures or in connection with a promotion.

Base salaries paid to the CEO is deductible for federal income tax purposes except to the extent that the executive’s aggregate compensation which is subject to Section 162(m) of the Internal Revenue Code (the “Code”) exceeds $1 million.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ray D. Reaves, CEO, President	2006	192,000	$ 0	-	-	-	-	-	$192,000
Ray D. Reaves, CEO, President	2005	$169,000	$ 0	-	-	-	-	-	$169,000

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ray Reaves	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$1,000	-	-	-	-	-	$1,000
Mel Slater	$1,000	-	-	-	-	-	$1,000
Karl Reimers	$1,000	-	-	-	-	-	$1,000
Dan Robinson	$1,000	-	-	-	-	-	$1,000
Debra Funderberg	$12,000	60,208	-	-	-	-	$72,208

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2005 and 2006.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2007 and the percentage of outstanding common stock owned as of March 31, 2007.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	2,965,000	33.8%

Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	400,000	4.6%

Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	25,000	0.3%

Karl W. Reimer 1703 Edelweiss Drive Cedar Park, Texas 78613	66,000	0.8%

Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	100,000	1.1%

Debra Funderburg 1703 Edelweiss Drive Cedar Park Texas	10,000.1%

All Officers and Directors as a Group (6 persons)	3,566,000	41%

_____________________________

(1)	Unless otherwise stated, address is 1703 Edelweiss Drive, Cedar Park, Texas 78613.

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

(3)	Shares and percentages beneficially owned are based upon 8,767,175 shares outstanding on March 31, 2007.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).

	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank

	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank

	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)

	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31,2000.)

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

10.7

Loan and Security Agreement with CitiBank, N.A., dated October 18, 2006 (incorporated by reference from the Company’s current report on Form 8k dated October 18, 2006 as filed with the Commission on October 20, 2006.)

10.6

Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company's Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.

	14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

(b)	Reports on Form 8-K

Current Report on Form 8-K dated October 18, 2006, Item 2.03, as filed with the Commission on October 20, 2006.

Current Report on Form 8-K dated October 19, 2006, Item 7.01, as filed with the Commission on October 19, 2001.

Current Report on Form 8-K dated September 30, 2006, Item 2.02, as filed with the Commission on November 13, 2006

Current Report on Form 8-K dated November 14, 2006, Item 2.02, as filed with the Commission on November 15, 2005.

Current Report on Form 8-K dated December 28, 2006, Item 7.01 as filed with the Commission on December 28, 2006, and amended on Form 8-K/A as filed with the Commission on December 29, 2006.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates, LLP, ("Hein") as our principal accountants. Hein audited our consolidated financial statements for fiscal 2006 and 2005. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

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

	2006	2005

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 59,200	$ 58,800
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	17,300
Tax fees - tax compliance, tax advice and tax planning	10,280	9,000
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$ 69,480	$ 85,100

 SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: April 4, 2007	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: April 4, 2007

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: April 4, 2007

By: /s/ Dan Robinson Dan Robinson Director	Date: April 4, 2007
By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: April 4, 2007

By: /s/ Mel Slater Mel Slater Director	Date: April 4, 2007
By: /s/Debra Funderburg Debra Funderburg Director	Date: April 4, 2007