Form 10QSB
period 2007-03-31
FIELDPOINT PETROLEUM CORP
filed 2007-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

[  ]       Transition  Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to _________

Commission file number: 001-32624

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

As of April 30, 2007, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,767,175.

Transitional Small Business Disclosure Format (Check one):

                                                                             Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 973,548	$ 603,614
Short-term investments	781,296	771,962
Accounts receivable:
Oil and natural gas sales	526,579	458,209
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	146,013	142,450
Income tax receivable	120,000	179,000
Prepaid expenses and other current assets	57,548	56,508
Total current assets	2,604,984	2,211,743

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	98,040	98,040
Proved leasehold costs	9,107,896	9,074,764
Lease and well equipment	2,309,295	2,305,159
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	64,620
Less accumulated depletion and depreciation	(3,591,562)	(3,371,562)
Net property and equipment	8,012,917	8,195,649

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624, each period	68,368	69,616
Total assets	$ 10,686,269	$ 10,477,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 66,140	$ 52,442
Oil and gas revenues payable	127,584	113,631
Total current liabilities	193,724	166,073
LONG TERM DEBT	1,000,000	1,000,000
DEFERRED INCOME TAXES	656,000	648,000
ASSET RETIREMENT OBLIGATION	594,012	585,628
Total liabilities	2,443,736	2,399,701
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,767,175 and 8,747,175 shares issued and outstanding,
respectively	87,671	87,471
Additional paid-in capital	4,399,150	4,368,350
Treasury stock, 160,000 shares, at cost	(18,600)	(18,600)
Retained earnings	3,774,312	3,640,086
Total stockholders' equity	8,242,533	8,077,307
Total liabilities and stockholders' equity	$ 10,686,269	$ 10,477,008

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the Three Months Ended
	March 31,
	2007	2006
REVENUE:
Oil and natural gas sales	$ 857,430	$ 1,029,962
Well operational and pumping fees	30,082	29,968
Disposal fees	14,000	12,000
Total revenue	901,512	1,071,930

COSTS AND EXPENSES:
Production expense	315,010	313,101
Depletion and depreciation	220,000	111,000
General and administrative	144,924	97,823
Total costs and expenses	679,934	521,924

OPERATING INCOME	221,578	550,006

OTHER INCOME (EXPENSE):
Interest income (expense), net	(18,686)	(733)
Miscellaneous income	-	25,271
Unrealized holding gain on investments	9,334	33,959
Total other income (expense)	(9,352)	58,497

INCOME BEFORE INCOME TAXES	212,226	608,503

Income tax provision – current	(70,000)	(132,000)
Income tax provision – deferred	(8,000)	(75,000)
Total income tax provision	(78,000)	(207,000)

NET INCOME	$ 134,226	$ 401,503

NET INCOME PER SHARE:
BASIC	$ 0.02	$ 0.05
DILUTED	$ 0.02	$ 0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,762,286	8,486,008
DILUTED	8,813,005	8,836,555

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

Unaudited

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 134,226	$ 401,503
Adjustments to reconcile to net cash
provided by operating activities:
Unrealized holding gain on short-term investments	(9,334)	(33,959)
Depletion and depreciation	220,000	111,000
Deferred income taxes	8,000	75,000
Accretion expense	8,384	8,184
Shares issued in lieu of compensation	7,000	-
Changes in current assets and liabilities:
Accounts receivable	(11,685)	28,062
Prepaid expenses and other assets	(1,040)	5,999
Accounts payable and accrued expenses	13,698	62,792
Oil and gas revenues payable	13,953	(24)
Net cash provided by operating activities	383,202	658,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(37,268)	(670,382)
Restricted cash	-	550,170
Net cash used in investing activities	(37,268)	(120,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	13,000	16,250
Income tax benefit from option exercises	11,000	-
Repayments of long-term debt	-	(150,000)
Net cash provided by (used in) financing activities	24,000	(133,750)

NET INCREASE IN CASH	369,934	404,595

CASH AND CASH EQUIVALENTS, beginning of the period	603,614	206,873

CASH AND CASH EQUIVALENTS, end of the period	$ 973,548	$ 611,468

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2006.

Recently Issued Pronouncements

In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  The Company adopted FIN 48 on January 1, 2007 which did not have a material impact on its consolidated financial position and results of operations.   See Note 5.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.

2.        Stock Based Compensation

A summary of option activity under the non-qualified stock option plan as of March 31, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	133,000	$ 0.65

Granted	—	—
Exercised	(20,000)	$ 0.65
Forfeited or expired	—	—

Outstanding, March 31, 2007	113,000	$ 0.65	0.25	$ 158,200

Exercisable, March 31, 2007	113,000	$ 0.65	0.25	$ 158,200

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the quarterly period ended March 31, 2007, was approximately $28,800.  Cash received from stock options exercised during the quarterly period ended March 31, 2007 was $13,000.  The Company realized an income tax benefit of approximately $11,000 from stock options exercised during the three months ended March 31, 2007.  All of the options outstanding and exercisable have an exercise price of $0.65 per share.  The Company had no unvested options and no unrecognized compensation cost at December 31, 2006 or March 31, 2007.  The Company recognized no compensation expense for stock options during the quarter ended March 31, 2007.

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $7,000 during the three months ended March 31, 2007 for restricted shares vesting during the period.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$ 134,226	$ 401,503
Numerator for basic and diluted earnings per share	134,226	401,503

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,762,286	8,486,008

Effect of dilutive securities:

Director stock options	50,719	350,547
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	8,813,005	8,836,555
Basic earnings per share	$ .02	$ .05
Diluted earnings per share	$ .02	$ .05

4.        Asset Retirement Obligation

Our asset retirement obligations (“ARO”) consist primarily of future plugging and abandonment obligations related to our producing oil and natural gas wells.  The following table shows the changes in the balance of the ARO during the three months ended March 31, 2007.

Asset retirement obligation at December 31, 2006	$585,628

Asset retirement accretion expense	8,384

Less: plugging cost	-

Asset retirement obligation at March 31, 2007	$594,012

5.

Income Taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the three months ended March 31, 2007.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes.  During the three months ended March 31, 2007, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003.  The Company is not currently involved in any income tax examinations.

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

Comparison of three months ended March 31, 2007 to the three months ended March 31, 2006

Results of Operations

Revenues decreased 16% or $170,418 to $901,512 for the three month period ended March 31, 2007 from the comparable 2006 period. This was primarily due to the overall decrease in oil and natural gas sales pricing.  Production volumes decreased 4% on a BOE basis.  Average oil sales prices decreased 8% to $56.19 for the three-month period ended March 31, 2007 compared to $61.40 for the period ended March 31, 2006.  Average natural gas sales prices decreased 21% to $5.73 for the three-month period ended March 31, 2007 compared to $7.21 for the period ended March 31, 2006.

	Quarter Ended March 31,
	2007	2006
Oil Production	11,520	13,001
Average Sales Price Per Bbl ($/Bbl)	$56.19	$61.40

Natural Gas Production	36,684	32,068
Average Sales Price Per Mcf ($/Mcf)	$5.73	$7.21

Lifting cost per BOE	$17.86	$17.07

Production expenses increased slightly or $1,909 to $315,010 for the three month period ended March 31, 2007 from the comparable 2006 period.  This was primarily due to the increase in new wells drilled in 2006 and online in the period.  Depletion and depreciation increased 98% or $109,000 to $220,000 for the three month period ended March 31, 2007 versus $111,000 in the 2006 comparable period.  This was primarily due to the addition of the Bilbrey property we acquired in December 2006.  Lifting costs per BOE remained consistent between the comparable periods.  General and administrative overhead cost increased 48% or $47,101 to $144,924 for the three-month period ended March 31, 2007 from the three-month period ended March 31, 2006.  This was attributable to an increase in salaries and other administrative expenses in the 2007 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $383,202 for the three-month period ended March 31, 2007, as compared to $658,557 in the comparable 2006 period. The decrease in cash from operating activities was primarily due to lower net income as well as fluctuations in accounts receivable, accounts payable and accrued expenses.

Cash flow used in investing activities was $37,268 for the three-month period ended March 31, 2007, as compared to $120,212 in the comparable period.  This was due to the purchase of additional oil and natural gas properties and equipment in the 2006 period.  Cash flow provided by financing activities was $24,000 for the three-month period ended March 31, 2007, compared to cash flow used of $133,750 for the same period in 2006.  This increase was primarily due to proceeds received from the exercise of stock options in the 2007 period compared to options exercised and repayments of long term debt in the 2006 period.

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

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350

Reports on Form 8-K
1	Current Report on Form 8-K, Item 9.01 dated January 1, 2007 as filed with the Commission on March 12, 2007.
2	Current Report on Form 8-K, Items 2.02 and 7.01, dated April 3, 2007 as filed with the Commission on April 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer