Form 10QSB
period 2007-06-30
FIELDPOINT PETROLEUM CORP
filed 2007-08-13
CIK 316736

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,880,175.

Transitional Small Business Disclosure Format (Check one):

                                                                             Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,491,611	$ 603,614
Short-term investments	834,923	771,962
Accounts receivable:
Oil and natural gas sales	514,284	458,209
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	138,183	142,450
Income tax receivable	82,000	179,000
Prepaid expenses and other current assets	57,689	56,508
Total current assets	3,118,690	2,211,743

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	498,040	98,040
Proved leasehold costs	8,717,693	9,074,764
Lease and well equipment	2,318,058	2,305,159
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	64,620
Less accumulated depletion and depreciation	(3,800,562)	(3,371,562)
Net property and equipment	7,822,477	8,195,649

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for
doubtful accounts of $44,624 each period	68,368	69,616
Total assets	$ 11,009,535	$ 10,477,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 65,281	$ 52,442
Oil and natural gas revenues payable	126,381	113,631
Total current liabilities	191,662	166,073
LONG TERM DEBT	1,000,000	1,000,000
DEFERRED INCOME TAXES	667,000	648,000
ASSET RETIREMENT OBLIGATION	602,396	585,628
TOTAL LIABILITIES	2,461,058	2,399,701
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,880,175 and 8,747,175 shares issued and outstanding,
respectively	88,801	87,471
Additional paid-in capital	4,526,783	4,368,350
Treasury stock 160,000 shares of common stock each period	(18,600)	(18,600)
Retained earnings	3,951,493	3,640,086
Total stockholders' equity	8,548,477	8,077,307
Total liabilities and stockholders' equity	$ 11,009,535	$ 10,477,008

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUE:
Oil and natural gas sales	$ 952,976	$ 1,032,091	$ 1,810,406	$ 2,062,053
Well operational and pumping fees	30,085	29,968	60,167	59,936
Disposal fees	12,000	15,000	26,000	27,000
Total revenue	995,061	1,077,059	1,896,573	2,148,989

COSTS AND EXPENSES:
Production expense	383,259	352,379	698,269	665,480
Depletion and depreciation	209,000	111,000	429,000	222,000
General and administrative	165,258	151,800	310,182	249,623
Total costs and expenses	757,517	615,179	1,437,451	1,137,103

OPERATING INCOME	237,544	461,880	459,122	1,011,886

OTHER INCOME (EXPENSE):
Interest income	2,558	1,966	4,324	2,821
Interest expense	(17,548)	-	(38,000)	(1,588)
Unrealized holding gain (loss) on investments	53,627	(3,426)	62,961	30,533
Gain on sale of property and equipment	-	17,320	-	17,320
Miscellaneous income	-	-	-	25,271
Total other income	38,637	15,860	29,285	74,357

INCOME BEFORE INCOME TAXES	276,181	477,740	488,407	1,086,243

INCOME TAX PROVISION - CURRENT	(88,000)	(100,000)	(158,000)	(232,000)
INCOME TAX PROVISION - DEFERRED	(11,000)	(50,000)	(19,000)	(125,000)
TOTAL INCOME TAX PROVISION	(99,000)	(150,000)	(177,000)	(357,000)

NET INCOME	$ 177,181	$ 327,740	$ 311,407	$ 729,243

NET INCOME PER SHARE:
BASIC	$ 0.02	$ 0.04	$ 0.04	$ 0.08
DILUTED	$ 0.02	$ 0.04	$ 0.04	$ 0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,798,318	8,674,461	8,781,026	8,580,775
DILUTED	8,852,023	8,801,611	8,846,609	8,794,052

                         See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 311,407	$ 729,243
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized holding gains on short-term investments	(62,961)	(30,533)
Gain on sale of property and equipment	-	(17,320)
Depletion and depreciation	429,000	222,000
Deferred income taxes	19,000	125,000
Accretion expense	16,768	16,368
Share-based compensation	12,313	-
Changes in current assets and liabilities:
Accounts receivable	46,440	(36,427)
Prepaid expenses and other current assets	(1,181)	6,000
Accounts payable and accrued expenses	12,839	171,238
Oil and natural gas revenues payable	12,750	5,045
Net cash provided by operating activities	796,375	1,190,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(55,828)	(1,083,758)
Additions to transportation equipment	-	(38,320)
Proceeds from sale of property and equipment	-	17,320
Restricted cash	-	550,170
Net cash used in investing activities	(55,828)	(554,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	-	(150,000)
Proceeds from exercise of stock options	86,450	172,250
Income tax benefit from exercise of stock options	61,000	-
Net cash provided by financing activities	147,450	22,250

NET INCREASE IN CASH	887,997	658,276

CASH AND CASH EQUIVALENTS, beginning of the period	603,614	206,873

CASH AND CASH EQUIVALENTS, end of the period	$ 1,491,611	$ 865,149

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

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 and $15,000 for the three and six months ended June 30, 2007.

A director of the Company provides consulting services related to Sarbanes-Oxley implementation and public relations.  Consulting expense for these services was $0 and $1,500 for the three and six months ended June 30, 2007, respectively.

Recently Issued Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company adopted FIN 48 on January 1, 2007 which did not have a material impact on its consolidated financial position and results of operations.   See Note 5.

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

2.        Stock Based Compensation

A summary of option activity under the non-qualified stock option plan for the six months ending June 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	133,000	$0.65

Granted	-	-
Exercised	(133,000)	$0.65
Forfeited or expired	-	-

Outstanding, June 30, 2007	-	-	-	$ -

The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the three and six month periods ended June 30, 2007, was $137,000 and $166,000, respectively.  Cash received from stock options exercised during the three and six month periods ended June 30, 2007 was approximately $73,000 and $86,000, respectively.  The Company realized an income tax benefit of approximately $51,000 and $61,000 from stock options exercised during the three and six months ended June 30, 2007.  All of the stock options exercised during the three and six months ended June 30, 2007 had an exercise price of $0.65 per share.  The Company had no unvested options and no unrecognized compensation cost as of December 31, 2006 or June 30, 2007.  The Company recognized no compensation expense for stock options during the three and six months ended June 30, 2007.  No stock options were outstanding as of June 30, 2007.

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $5,313 and $12,313 during the three and six months ended June 30, 2007 for restricted shares vesting during the period.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$ 177,181	$ 327,740	$ 311,407	$ 729,243
Numerator for basic and diluted earnings per share	177,181	327,740	311,407	729,243

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,798,318	8,674,461	8,781,026	8,580,775

Effect of dilutive securities:

Stock options	53,705	127,150	65,583	213,277

Denominator for diluted earnings per share – adjusted weighted average shares	8,852,023	8,801,611	8,846,609	8,794,052
Basic earnings per share	$ 0.02	$ 0.04	$ 0.04	$ 0.08
Diluted earnings per share	$ 0.02	$ 0.04	$ 0.04	$ 0.08

4.        Asset Retirement Obligation (“ARO”)

Our ARO consists primarily of future plugging and abandonment obligations related to our producing oil and natural gas wells.  The following table shows the changes in the balance of the ARO during the six months ended June 30, 2007.

Asset retirement obligation at December 31, 2006	$585,628

Asset retirement accretion expense	16,768

Less: plugging cost	-

Asset retirement obligation at June 30, 2007	$602,396

5.        Income Taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the six months ended June 30, 2007.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes.  During the six months ended June 30, 2007, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003.  The Company is not currently involved in any income tax examinations.

6.        Subsequent Events

On July 31, 2007, the Company was the successful bidder for the acquisition of a 25.23150% working interest and a 22.077% net revenue interest and less the royalty interest in the Apache Bromide Unit located in Caddo County, Oklahoma.  The purchase price for the interest was $1,880,611, of which $1,000,000 was drawn on the Company’s line of credit with Citibank and the balance paid from cash on hand. The final conveyance documents were executed on August 7, 2007.

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, and respective notes thereto, included elsewhere herein.  The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of the management of FieldPoint Petroleum Corporation.

General

FieldPoint Petroleum Corporation derives its revenues from its operating activities including sales of oil and natural gas and operating oil and natural gas properties.  The Company’s capital for investment in producing oil and natural gas properties has been provided by cash flow from operating activities and bank financing.  The Company categorizes its operating expenses into the categories of production expenses and other expenses.

Comparison of three months ended June 30, 2007 to the three months ended June 30, 2006

Results of Operations

Total revenues decreased 8% or $81,998 to $995,061 for the three month period ended June 30, 2007 from the comparable 2006 period. This was due primarily to the overall decrease in oil and natural gas sales.  Production volumes decreased 2% on a BOE basis.  Average oil sales prices increased 4% to $65.89 for the three-month period ended June 30, 2007 compared to $63.57 for the three-month period ended June 30, 2006.  Average natural gas sales prices decreased 24% to $5.42 for the three month period ended June 30, 2007 compared to $7.14 for the three month period ended June 30, 2006.

	Quarter Ended June 30,
	2007	2006
Oil Production	11,277	12,260
Average Sales Price Per Bbl ($/Bbl)	$ 65.89	$ 63.57

Natural Gas Production	38,765	35,363
Average Sales Price Per Mcf ($/Mcf)	$ 5.42	$ 7.14
Lifting cost per BOE	$ 21.60	$ 19.41

Production expenses increased 9% or $30,880 to $383,259 for the three month period ended June 30, 2007 from the comparable 2006 period. This was primarily due to additional workovers in the form of remedial repairs in the 2007 period.  Depletion and depreciation increased 88% or $98,000 to $209,000 for the three month period ended June 30, 2007 versus the comparable 2006 period.  This was primarily due to the addition of the Bilbrey property we acquired in December 2006.  Lifting costs per BOE increased 11% or $2.19 to $21.60 for the three months ended June 30, 2007.  General and administrative overhead cost increased 9% or $13,458 to $165,258 for the three month period ended June 30, 2007 from the three month period ended June 30 2006.  This was primarily due to an overall increase in administrative expenses and salaries in the 2007 period.

Interest expense increased $17,548 to $17,548 for the three month period ended June 30, 2007 from $0 for the comparable 2006 period due to $1,000,000 in bank financing obtained in the fourth quarter of 2006.

Comparison of six months ended June 30, 2007 to the six months ended June 30, 2006

Results of Operations

Total revenues decreased 12% or $252,416 to $1,896,573 for the six month period ended June 30, 2007 from $2,148,989 for the comparable 2006 period due to the overall decrease in oil and natural gas prices.  Production volumes decreased 3% on a BOE basis.  Average oil sales prices decreased 2% to $61.19 for the six month period ended June 30, 2007 compared to $62.45 for the six month period ended June 30, 2006.  Average natural gas sales prices decreased 23% to $5.51 for the six month period ended June 30, 2007 compared to $7.18 for the six month period ended June 30, 2006.

	Six months Ended June 30,
	2007	2006
Oil Production	22,797	25,261
Average Sales Price Per Bbl ($/Bbl)	$ 61.19	$ 62.45

Natural Gas Production	75,449	67,431
Average Sales Price Per Mcf ($/Mcf)	$ 5.51	$ 7.18
Lifting cost per BOE	$ 19.74	$ 18.23

Production expenses increased 5% or $32,789 to $698,269 for the six month period ended June 30, 2007 from the comparable 2006 period. This was primarily due to the increase in workovers and remedial repairs for the period ended June 30, 2007.  Depletion and depreciation expense increased 93% to $429,000, compared to $222,000 for the comparable 2006 period.  This was primarily due to the addition of the Bilbrey property we acquired in December 2006.  Lifting costs per BOE increased 8% or $1.51 to $19.74 for the six months ended June 30, 2007.  General and administrative overhead cost decreased 24% or $60,559 to $310,182 for the six month period ended June 30, 2007 from the six month period ended June 30, 2006.  This was attributable to an increase in salaries and other administrative expenses in the 2007 period.

Interest expense increased $36,412 to $38,000 for the six month period ended June 30, 2007 from $1,588 for the comparable 2006 period due to the $1,000,000 in bank financing obtained in the fourth quarter of 2006.

Liquidity and Capital Resources

Cash flow provided by operating activities was $796,375 for the six month period ended June 30, 2007, as compared to cash flow provided by operating activities of $1,190,614 in the comparable 2006 period.  The decrease in cash from operating activities was primarily due to a decrease in net income, offset by unrealized holding gains of short term investments and increased depletion expense in the period.

Cash flow used in investing activities was $55,828 for the six month period ended June 30, 2007 as compared to $554,588 used in investing activities for the comparable period ended June 30, 2006.  This was primarily due to the acquisition of oil and natural gas properties, offset by restricted cash in 2006.  Cash flow provided by financing activities was $147,450 for the six month period ended June 30, 2007, compared to cash flow provided by financing activities of $22,250 for the same period in 2006. The increase was primarily due to proceeds received from the exercise of stock options, offset by repayments of long term debt in the 2006 period.

PART I
Item 3.  CONTROLS AND PROCEDURES

a)

The Company’s Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the second quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

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

Date: August 13, 2007	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer