Form 10QSB
period 2007-09-30
FIELDPOINT PETROLEUM CORP
filed 2007-11-08
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,880,175.

Transitional Small Business Disclosure Format (Check one):

                                                                             Yes        No   X

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 985,832	$ 603,614
Short-term investments	826,796	771,962
Accounts receivable:
Oil and natural gas sales	602,040	458,209
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	156,318	142,450
Income tax receivable	-	179,000
Prepaid expenses and other current assets	36,558	56,508
Total current assets	2,607,544	2,211,743

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):
Unproved leasehold costs	698,040	98,040
Proved leasehold costs	9,905,305	9,074,764
Lease and well equipment	2,998,058	2,305,159
Furniture and equipment	24,628	24,628
Transportation equipment	64,620	64,620
Less accumulated depletion and depreciation	(4,003,562)	(3,371,562)
Net property and equipment	9,687,089	8,195,649

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for
doubtful accounts of $44,624 each period	68,368	69,616
Total assets	$ 12,363,001	$ 10,477,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 279,501	$ 52,442
Oil and natural gas revenues payable	128,987	113,631
Total current liabilities	408,488	166,073
LONG TERM DEBT	1,989,125	1,000,000
DEFERRED INCOME TAXES	669,000	648,000
ASSET RETIREMENT OBLIGATION	651,396	585,628
TOTAL LIABILITIES	3,718,009	2,399,701
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,880,175 and 8,747,175 shares issued and outstanding,
respectively	88,801	87,471
Additional paid-in capital	4,532,096	4,368,350
Treasury stock 225,000 shares of common stock each period	(125,943)	(18,600)
Retained earnings	4,150,038	3,640,086
Total stockholders' equity	8,644,992	8,077,307
Total liabilities and stockholders' equity	$ 12,363,001	$ 10,477,008

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE:
Oil and natural gas sales	$ 1,058,303	$ 1,007,129	$ 2,868,709	$ 3,069,182
Well operational and pumping fees	30,082	29,968	90,249	89,904
Disposal fees	12,000	14,000	38,000	41,000
Total revenue	1,100,385	1,051,097	2,996,958	3,200,086

COSTS AND EXPENSES:
Production expense	373,802	298,295	1,072,071	963,775
Depletion and depreciation	203,000	112,000	632,000	334,000
General and administrative	173,661	108,580	483,843	358,203
Total costs and expenses	750,463	518,875	2,187,914	1,655,978

OPERATING INCOME	349,922	532,222	809,044	1,544,108

OTHER INCOME (EXPENSE):
Interest income	3,269	3,557	7,593	6,379
Interest expense	(34,303)	-	(72,303)	(1,589)
Unrealized holding gain (loss) on investments	(8,127)	37,620	54,834	68,153
Gain on sale of property and equipment	-	-	-	17,320
Miscellaneous income	11,784	(216)	11,784	25,055
Total other income	(27,377)	40,961	1,908	115,318

INCOME BEFORE INCOME TAXES	322,545	573,183	810,952	1,659,426

INCOME TAX PROVISION	(124,000)	(198,201)	(301,000)	(555,201)

NET INCOME	$ 198,545	$ 374,982	$ 509,952	$ 1,104,225

NET INCOME PER SHARE:
BASIC	$ 0.02	$ 0.04	$ 0.06	$ 0.13
DILUTED	$ 0.02	$ 0.04	$ 0.06	$ 0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,880,175	8,735,729	8,814,439	8,632,981
DILUTED	8,880,175	8,807,679	8,856,698	8,799,223

                         See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 509,952	$ 1,104,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized holding gains on short-term investments	(54,834)	(68,153)
Gain on sale of property and equipment	-	(17,320)
Depletion and depreciation	632,000	334,000
Deferred income taxes	21,000	200,000
Accretion expense	28,768	24,752
Share-based compensation	17,626	-
Changes in current assets and liabilities:
Accounts receivable	22,549	125,260
Prepaid expenses and other current assets	19,950	20,000
Accounts payable and accrued expenses	227,059	(3,042)
Oil and natural gas revenues payable	15,356	4,185
Net cash provided by operating activities	1,439,426	1,723,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(2,086,440)	(1,450,757)
Additions to transportation equipment	-	(38,320)
Proceeds from sale of property and equipment	-	17,320
Restricted cash	-	550,170
Net cash used in investing activities	(2,086,440)	(921,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,000,000	-
Repayments of long-term debt	(10,875)	(150,000)
Purchase of treasury shares	(107,343)	-
Proceeds from exercise of stock options	86,450	176,800
Income tax benefit from exercise of stock options	61,000	186,000
Net cash provided by financing activities	1,029,232	212,800

NET INCREASE IN CASH	382,218	1,015,120

CASH AND CASH EQUIVALENTS, beginning of the period	603,614	206,873

CASH AND CASH EQUIVALENTS, end of the period	$ 985,832	$ 1,221,993

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

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 and $22,500 for the three and nine months ended September 30, 2007 and 2006.

A director of the Company began providing consulting services related to Sarbanes-Oxley implementation and public relations in 2007.  Consulting expense for these services was $1,500 and $8,500 for the three and nine months ended September 30, 2007, respectively.

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company adopted FIN 48 on January 1, 2007 which did not have a material impact on its consolidated financial position and results of operations.   See Note 5.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our condensed consolidated financial statements.

2.        Stock Based Compensation

A summary of option activity under the non-qualified stock option plan for the nine months ending September 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	133,000	$0.65

Granted	-	-
Exercised	(133,000)	$0.65
Forfeited or expired	-	-

Outstanding, September 30, 2007	-	-	-	$ -

The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the nine month period ended September 30, 2007, was $166,000.  There were no stock options exercised during the three months ended September 30, 2007.  Cash received from stock options exercised during the nine month period ended September 30, 2007 was approximately $86,000.  The Company realized an income tax benefit of approximately $61,000 from stock options exercised during the nine months ended September 30, 2007.  All of the stock options exercised during the nine months ended September 30, 2007 had an exercise price of $0.65 per share.  The Company had no unvested options and no unrecognized compensation cost as of December 31, 2006 or September 30, 2007.  The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2007.  No stock options were outstanding as of September 30, 2007.

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $5,313 and $17,626 during the three and nine months ended September 30, 2007 for restricted shares vesting during the period.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$ 198,545	$ 374,982	$ 509,952	$ 1,104,225
Numerator for basic and diluted earnings per share	198,545	374,982	509,952	1,104,225

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,880,175	8,735,729	8,814,439	8,632,981

Effect of dilutive securities:
Stock options	-	71,950	42,259	166,242

Denominator for diluted earnings per share – adjusted weighted average shares	8,880,175	8,807,679	8,856,698	8,799,223
Basic earnings per share	$ 0.02	$ 0.04	$ 0.06	$ 0.13
Diluted earnings per share	$ 0.02	$ 0.04	$ 0.06	$ 0.13

4.        Asset Retirement Obligation

Our asset retirement obligation consists primarily of future plugging and abandonment obligations related to our producing oil and natural gas wells.  The following table shows the changes in the balance of the asset retirement obligation during the nine months ended September 30, 2007.

Asset retirement obligation at December 31, 2006	$585,628

Accretion of discount	28,768

Liabilities incurred	37,000

Asset retirement obligation at September 30, 2007	$651,396

5.        Income Taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the nine months ended September 30, 2007.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes.  During the nine months ended September 30, 2007, there were no income tax interest and penalty items in the income statement, nor as  a liability on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003.  The Company is not currently involved in any income tax examinations.

6.        Stockholders’ Equity

During September 2007, the Company purchased 65,000 shares of the Company’s common stock on the open market at fair value for $107,343 which are held as treasury shares.

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

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Results of Operations

Total revenues increased 5% or $49,288 to $1,100,385 for the three month period ended September 30, 2007 from the comparable 2006 period. This was due primarily to the overall increase in oil and natural gas sales.  Production volumes remained stable on a BOE basis.  Average oil sales prices increased 6% to $72.05 for the three-month period ended September 30, 2007 compared to $68.28 for the three-month period ended September 30, 2006.  Average natural gas sales prices increased 14% to $7.11 for the three month period ended September 30, 2007 compared to $6.24 for the three month period ended September 30, 2006.

	Quarter Ended September 30,
	2007	2006
Oil Production	11,456	12,005
Average Sales Price Per Bbl ($/Bbl)	$ 72.05	$ 68.28

Natural Gas Production	32,769	30,050
Average Sales Price Per Mcf ($/Mcf)	$ 7.11	$ 6.24
Lifting cost per BOE Production per BOE	$ 22.09 16,918	$ 17.53 17,013

Production expenses increased 25% or $75,507 to $373,802 for the three month period ended September 30, 2007 from the comparable 2006 period. This was primarily due to additional workovers in the form of remedial repairs in the 2007 period.  Depletion and depreciation increased 81% or $91,000 to $203,000 for the three month period ended September 30, 2007 versus the comparable 2006 period.  This was primarily due to the addition of the Bilbrey and Apache Bromide properties.  Lifting costs per BOE increased 26% or $4.56 to $22.09 for the three months ended September 30, 2007.  This increase was primarily due to the increase in workovers and remedial repairs for the three-month period ended September 30, 2007.  General and administrative overhead cost increased 60% or $65,081 to $173,661 for the three month period ended September 30, 2007 from the three month period ended September 30, 2006.  This was primarily due to an overall increase in administrative expenses and services related to adopting Section 404 of Sarbanes-Oxley in the 2007 period.

Interest expense increased $34,303 to $34,303 for the three month period ended September 30, 2007 from $0 for the comparable 2006 period due to $1,000,000 in bank financing obtained in the fourth quarter of 2006 and the $1,000,000 in bank financing obtained in the third quarter of 2007.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Results of Operations

Total revenues decreased 6% or $203,128 to $2,996,958 for the nine month period ended September 30, 2007 from $3,200,086 for the comparable 2006 period primarily due to the overall decrease in oil  sales volumes.  Production volumes on a BOE basis decreased 2%.  Average oil sales prices remained stable at $64.82 for the nine month period ended September 30, 2007 compared to $64.33 for the nine month period ended September 30, 2006.  Average natural gas sales prices decreased 13% to $5.99 for the nine month period ended September 30, 2007 compared to $6.89 for the nine month period ended September 30, 2006.

	Nine months Ended September 30,
	2007	2006
Oil Production	34,253	37,266
Average Sales Price Per Bbl ($/Bbl)	$ 64.82	$ 64.33

Natural Gas Production	108,218	97,482
Average Sales Price Per Mcf ($/Mcf)	$ 5.99	$ 6.89
Lifting cost per BOE Production per BOE	$ 20.50 52,289	$ 18.01 53,513

Production expenses increased 11% or $108,296 to $1,072,071 for the nine month period ended September 30, 2007 from the comparable 2006 period. This was primarily due to the increase in workovers and remedial repairs for the period ended September 30, 2007.  Depletion and depreciation expense increased 89% to $632,000, compared to $334,000 for the comparable 2006 period.  This was primarily due to the addition of the Bilbrey and Apache Bromide properties we acquired.  Lifting costs per BOE increased 14% or $2.49 to $20.50 for the nine months ended September 30, 2007.  This increase was primarily due to the increase in workovers and remedial repairs for the nine-month period ended September 30, 2007.  General and administrative overhead cost increased 35% or $125,640 to $483,843 for the nine month period ended September 30, 2007 from the nine month period ended September 30, 2006.  This was attributable to an increase in administrative expenses and services related to the adoption of Section 404 of Sarbanes-Oxley in the 2007 period.

Interest expense increased $70,714 to $72,303 for the nine month period ended September 30, 2007 from $1,589 for the comparable 2006 period due to the $1,000,000 in bank financing obtained in the fourth quarter of 2006 and the $1,000,000 in bank financing obtained in the third quarter of 2007.  There was not outstanding debt in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,439,426 for the nine month period ended September 30, 2007, as compared to cash flow provided by operating activities of $1,723,907 in the comparable 2006 period.  The decrease in cash from operating activities was primarily due to a decrease in net income, offset by an increase in depletion expense in the period.

Cash flow used in investing activities was $2,086,440 for the nine month period ended September 30, 2007 as compared to $921,587 used in investing activities for the comparable period ended September 30, 2006.  This was primarily due to the acquisition of oil and natural gas properties, offset by restricted cash in 2006.  Cash flow provided by financing activities was $1,029,232 for the nine month period ended September 30, 2007, compared to cash flow provided by financing activities of $212,800 for the same period in 2006. The increase was primarily due to the $1,000,000 in bank financing obtained in the third quarter of 2007 used to purchase the Apache Bromide property.

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

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the third quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Small Business Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 22, 2007 to September 30, 2007	65,000	$1.65	65,000	$117,656.25
Total

In its Current Report on Form 8-K dated August 21, 2007, the Company announced its stock buy-back program. Under the program, the Company will purchase shares of its common stock for an aggregate amount not to exceed $225,000. The program will continue until the full $225,000 has been expended on stock purchases unless sooner terminated by action of the Board of Directors.  Stock purchases will be made from time to time in the open market or in privately-negotiated transactions, if and when management determines to effect purchases.  All stock repurchases shall be subject to the requirements of Rule 10b-18 under the Exchange Act.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
	31	Certification
	32	Certification Pursuant to U.S.C. Section 1350

Reports on Form 8-K
1.		Current Report on Form 8-K, Items 2.02, 7.01 and 9.01, dated August 15, 2007 as filed with the Commission on August 15, 2007.

2.		Current Report on Form 8-K, Items 7.01, 8.01 and 9.01, dated August 21, 2007 as filed with the Commission on August 22, 2007.

3.		Current Report on Form 8-K, Items 7.01 and 9.01, dated August 27, 2007 as filed with the Commission on August 28, 2007.

4.		Current Report on Form 8-K/A, Items 2.01, and 9.01, dated August 2, 2007 as filed with the Commission on August 29, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2007	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer