Form 10KSB/A
period 2006-12-31
FIELDPOINT PETROLEUM CORP
filed 2008-01-22
CIK 316736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A-1

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

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2005	944,717	1,458,422

Revisions of previous estimates	50,541	362,685
Extensions and discoveries	-	168,358
Purchase of minerals in place	-	213,769
Production	(59,949)	(99,545)
Balance, December 31, 2005	935,309	2,103,689

Revisions of previous estimates	(140,369)	(285,768)
Extensions and discoveries	833	3,237
Purchase of minerals in place Production	- (49,079)	339,683 (122,935)
Balance, December 31, 2006	746,694	2,037,906

Proved developed reserves, December 31, 2006	637,652	1,761,909
Proved developed reserves, December 31, 2005	818,231	1,829,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation.  The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies production history , and market prices for oil and natural gas.  Significant fluctuations in market prices have a direct impact on recoverability and will result in changes in estimated recoverable reserves without regard to actual increases or decreases in reserves in place.

Year ended December 31, 2005

The success of our exploratory drilling program in our North Loving field resulted in our classification of reserves as proved, which accounts for the additional quantities listed under extensions and discoveries. Additionally, we purchased the working interests of one of the non-operating participants in our Longwood field during 2005, which accounts for the additional quantities listed under purchases of minerals in place. The average natural gas price attributable to our proved reserves increased from $3.97 per Mcf at December 31, 2004 to $6.68 per Mcf at December 31, 2005, which was the primary reason for the additional quantities listed under revisions to previous estimates.

Year ended December 31, 2006

We purchased the working interests of one of the non-operating participants in our North Bilbrey field during 2006, which accounts for the additional quantities listed under purchases of minerals in place. The average natural gas price attributable to our proved reserves decreased from $6.68 per Mcf at December 31, 2005 to $5.49 per Mcf at December 31, 2006, which was the primary reason for the decreased quantities listed under revisions to previous estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and natural gas reserves at year end.  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended December 31,
	2006	2005
Balance, beginning of year	$17,052,000	$11,198,000
Sales of oil and natural gas produced, net of production costs	(2,473,000)	(2,768,000)
Purchase of minerals in place	1,124,000	754,000
Sale of minerals in place	-	-
Extensions and discoveries	27,000	594,000
Net changes in prices and production costs	(2,000,000)	7,722,000
Net changes in future development costs	26,000	-
Revisions and other changes	(4,310,000)	2,256,000
Accretion of discount	2,214,000	1,520,000
Net change in income taxes	2,714,000	(4,224,000)
Balance, end of year	$14,374,000	$17,052,000

***************

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure ..

b)

T here has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31 ..
Certification required by Section 13a-14(a) of the Exchange Act.

	32 ..	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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

FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: _January 22, 2008_	By: _ /s/ Ray Reaves _ Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves ____________ Ray Reaves, President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: January 22, 2008

By: _ /s/ Roger D. Bryant _______ Roger D Bryant Director	Date: January 22, 2008

By: _/s/ Dan Robinson _______ Dan Robinson Director	Date: January 22, 2008
By: /s/ Karl W. Reimers ________ Karl W. Reimers Director	Date: January 22, 2008

By: /s/ Mel Slater _______ Mel Slater Director	Date: January 22, 2008
By: _ /s/ Debra Funderburg _____ Debra Funderburg Director	Date: January 22, 2008