Form 10KSB
period 2007-12-31
FIELDPOINT PETROLEUM CORP
filed 2008-03-31
CIK 316736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No  X

State issuer's revenues for its most recent fiscal year.  $4,409,524.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 2008, was $5,727,201.

As of March 31, 2008, 8,910,175 shares of the Registrant's common stock par value $.01 per share, were outstanding.

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

Reverse Acquisition - On December 22, 1997, the Company entered into an Agreement with Bass Petroleum, Inc., a Texas corporation ("BPI"), pursuant to which, on December 31, 1997, the Company acquired from the shareholders of BPI an aggregate of 8,655,625 shares of capital stock of BPI, in exchange for the issuance of 4,000,000 unregistered shares of the Company's common stock.  The transaction was treated, for accounting purposes, as an acquisition of FieldPoint Petroleum Corporation by Bass Petroleum, Inc. On December 31, 1997, the Company changed its name from Energy Production Company to FieldPoint Petroleum Corporation.

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

Operations

As of December 31, 2007, the Company had varying ownership interest in 359 gross productive wells (96.31 net) located in 5 states.  The Company operates 61 of the 359 wells; the other wells are operated by independent operators under contracts that are standard in the industry.  It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest.  The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

Market for Oil and Natural Gas

The demand for oil and natural gas is dependent upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and natural gas pipelines in general, other transportation facilities, the marketing of competitive fuels, and general fluctuations in the supply and demand for oil and natural gas.  The Company intends to sell all of its production to traditional industry purchasers, such as pipeline and crude oil companies, who have facilities to transport the oil and natural gas from the well site.

Competition

The oil and natural gas industry is highly competitive in all aspects.  The Company competes with major oil companies, numerous independent oil and natural gas producers, individual proprietors, and investment programs.  Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects that the Company's own resources permit.  The Company's ability to generate resources will depend not only on its ability to develop existing properties but also on its ability to identify and acquire proven and unproven acreage and prospects for further exploration.

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

Administration

Office Facilities- The office space for the Company's executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2007.

Employees- As of March 31, 2008, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 2-PROPERTIES

Principal Oil and Natural Gas Interest

Apache Field, Caddo County Oklahoma is a waterflood project producing from the Viola/Bromide formation. The Apache Bromide Unit is located approximately 5 miles west of the town of Apache and 25 miles north of Lawton, Oklahoma. The Company has a 25.23% working interest in the unit which consists of 11 producing oil wells and 9 water injection wells.

North Bilbrey Field, Lea County New Mexico is a producing natural gas field located outside of Hobbs, New Mexico. The company owns a 50% working interest in the North Bilbrey #7 federal well producing out of the Atoka formation at approximately 13,000 feet.

Longwood Field, Caddo Parish Louisiana is a producing natural gas field located north of Greenwood, Louisiana. The Company owns a 12.22% working interest in two natural gas wells producing out of the Cotton Valley formation at a depth of approximately 7,800 feet.

Lusk Field, Lea County New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The company owns an 87.5%-100% working interest in two oil and natural gas wells producing out of the Bonesprings and Yates formations at depth ranging from approximately 3,400 feet to approximately 10,000 feet and a 14.06% working interest in one natural gas well producing out of the Morrow formation. The Company also owns an 87.5% working interest in one water disposal well.

Loving North Morrow Field, Eddy County New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The company owns a 4.3% - 12% working interest in three natural gas wells producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet.

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

Giddings Field, Fayette County Texas is in the Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the company acquired a 97% working interest in the Shade lease. The lease currently has 3 producing oil and natural gas wells with a daily production rate of approximately 120 Mcfe net to the Company. Oil and natural gas are produced from the Austin chalk formation.  The Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming.  FieldPoint Petroleum owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Whisler Field, Campbell County Wyoming is a producing oilfield located approximately fifteen miles north east of Gillette, Wyoming. FieldPoint Petroleum owns a 20% working interest in the Whisler Unit which consists of two wells producing out of the Minnelusa formation at depth of approximately 8,340 feet to 8,400 feet.

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

	Oil (bbl)		Gas (mcf)
Production by State	2007	2006	2007	2006
Louisiana	86	-	15,659	20,089
New Mexico	4,900	7,571	70,435	38,174
Oklahoma	27,738	24,814	23,281	26,311
Texas	8,940	10,954	30,017	38,361
Wyoming	5,896	5,740	-	-
TOTAL	47,560	49,079	139,392	122,935

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts.  During the year ended December 31, 2007, purchases by each of four customers, Dorado Oil Company, Pontotoc Production, Inc., Encore Acquisition Co., and ConocoPhillips represented more than 10% of total Company revenues.   None of these customers, or any other customers of the Company, has a firm sales agreement with the Company.  The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2007, of productive wells in the areas indicated.

Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	2	1.6	5.79
Oklahoma	219	51.13	37	4.59
Texas	82	31.15	7	3.8
Wyoming	5	3.01	-	-
Total	308	86.89	51	9.42

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

Drilling Activity

The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2007.  The Company drilled one successful well in fiscal year 2007 in the Cronos Fee #1 well in New Mexico.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	--	--	--	--
New Mexico	--	--	1	--
Oklahoma	--	--	--	--
Texas	--	--	--	--
Wyoming	--	--	--	--
Total	--	--	1	--

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2007 and 2006. See Note 12 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2006	935,309	2,103,689
Revisions of previous estimates	(140,369)	(285,768)
Extensions and discoveries	833	3,237
Purchase of minerals in place	-	339,683
Production	(49,079)	(122,935)
Estimated quantity, December 31, 2006	746,694	2,037,906
Revisions of previous estimates	55,398	700,820
Extensions and discoveries	-	143,927
Purchase of minerals in place	130,718	-
Production	(47,561)	(139,392)
Estimated quantity, December 31, 2007	885,249	2,743,261

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2007	769,319	115,930	885,249
December 31, 2006	637,652	109,042	746,694

Gas (Mcf)
December 31, 2007	1,785,240	958,021	2,743,261
December 31, 2006	1,761,909	275,997	2,037,906

Our proved oil and natural gas reserves as of December 31, 2007 and December 31, 2006 have been estimated by Fletcher Lewis Engineering, Inc., and Aluko & Associates, Inc., consulting petroleum engineers.  As defined in the Securities and Exchange Commission Rules, proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.  Prices include considerations of changes in existing prices provided only by contractual arrangements but not on escalations based on future conditions.  Reservoirs are considered proved if economic productability is supported by either actual production or conclusive formation tests.  Reserves which can be produced economically through application of improved recovery techniques, such as fluid injections, are included in the “proved” classification when successful testing by a pilot project, or the operations of an installed program in the reservoir, provide support for the engineering analysis on which the project or program was based.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 13 to the Consolidated Financial Statements.

      Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2007, or subsequently thereafter.

      Title Examinations: Oil and Gas: As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties we own are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe that any of these burdens materially detract fro m the value of the properties or will materially interfere with our business.

We have purchased producing properties on which no updated title opinion was prepared.  In some but not all cases, we have retained third party certified petroleum landmen to review title.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2007.  The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	320	78	-	-
New Mexico	1,600	754	800	102
Oklahoma	8,826	1,300	200	19
Texas	2,120	547	1,360	1,000
Wyoming	560	268	2,306	2,360
Total	13,426	2,947	4,666	3,481

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

FISCAL 2006	CLOSING BID

	HIGH	LOW
First Quarter	9.06	5.00
Second Quarter	7.67	4.50
Third Quarter	5.64	2.69
Fourth Quarter	2.87	2.01

FISCAL 2007
	HIGH	LOW
First Quarter	2.20	1.67
Second Quarter	2.19	1.78
Third Quarter	1.79	1.45
Fourth Quarter	1.20	1.09

At March 31, 2008, the approximate number of shareholders of record was 3,050.  The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

Small Business Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 22, 2007 to September 30, 2007	65,000	$1.65	65,000	$117,656
October 1, 2007 to December 1, 2007	70,000	$1.52	70,000	$106,150
Total	135,000		135,000	223,806

In its Current Report on Form 8-K dated August 21, 2007, the Company announced its stock buy-back program. Under the program, the Company purchased shares of its common stock for an aggregate amount not exceeding $225,000. Stock purchases were made from time to time in the open market or in privately-negotiated transactions, if and when management determines to effect purchases.  All stock repurchases were subject to the requirements of Rule 10b-18 under the Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved By security holders	-	-	-
Total	-	-	-

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

Results of Operation

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues increased 9% or $355,932 to $4,409,524 for the year ended December 31, 2007, from the comparable 2006 period.  Oil production volumes decreased by 3% at the same time the average price per barrel increased 14% during 2007 to $71.26 from the comparable 2006 period average price of $62.57 per barrel.  Also in 2007, natural gas production volumes increased by 13% while the average price per Mcf was $6.18, a decrease of 6% from the 2006 comparable period.  The decreases in production volumes were primarily due to declines in the Encore operated Rush Springs Unit in Grady County, Oklahoma the Pontotoc County, Oklahoma properties and mature fields in Texas offset by the Lea County and Eddy County, New Mexico Field production and the Apache Bromide Unit.

	Year Ended December 31,
	2007	2006
Oil Production	47,561	49,079
average Sales Price Per Bbl ($/Bbl)	$ 71.26	$ 62.57
Gas Production	139,392	122,935
average Sales Price Per Mcf ($/Mcf)	$ 6.18	$ 6.58
Lifting cost/BOE	$ 23.36	$ 20.22

Production expenses increased 18% to $1,653,467 for the year ended December 31, 2007, from the comparable 2006 period. The increase was due to cost associated with mature field production, heightened by workover expense and remedial repairs incurred in 2007 as compared to 2006.  The Company incurred no exploration expense for 2007 as compared to $5,467 during the 2006 period.  Depletion and depreciation expense increased 79% or $383,069 to $870,069 for the year ended December 31, 2007 from the comparable 2006 period. The increase in depletion and depreciation was due to acquisitions and net production volume increase and increased capitalized costs, which were slightly offset by increased reserves on existing properties. The increase in lifting cost of $23.36 in 2007 compared to $20.22 in 2006 was primarily due to additional workovers and remedial repairs. The Company incurred impairment expense of $276,635 in 2007 as a result of the Hutt Field located in Texas and the write off of the Palo-Duro Basin unproved acreage since the Company plans no development drilling.  General and administrative overhead increased 35% or $191,480 to $739,715 for the 2007 period verses the comparable 2006 period. The increase in general and administrative expense was primarily due to increases in professional services for Sarbanes-Oxley compliance and by an increase in salary expense.

Other expenses, net, for the year ended December 31, 2007, were $36,292 compared to other income, net, of $173,136 for 2006.  This decrease was primarily due to interest expense associated with our line of credit and a decrease in unrealized gains on investments in 2007.

The Company's net income decreased by $623,687 to $558,078 for the year ended December 31, 2007, from the comparable 2006 period.  The decrease in net income was primarily due to the increase in total cost and expenses as previously discussed.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,466,904 for the year ended December 31, 2007, compared to $1,592,471 for the year ended December 31, 2006.  The increase in cash flow from operating activities was primarily due to the increase in depletion and depreciation, and impairment of oil and gas properties, combined with an increase in accounts payable.

Cash flow used in investing activities was $3,998,418 for the year ended December 31, 2007, compared to $2,728,530 in cash flow used in investing activities for December 31, 2006.  This increase was primarily due to acquisitions of oil and natural gas properties in 2007.

Cash flow provided by financing activities was $2,412,369 for the year ended December 31, 2007, compared to $1,532,800 in cash flow provided by financing activities for the same period in 2006.  This was primarily due to the increase in advances of long-term debt, net of repayment offset by the purchase of treasury shares.

During the year ended December 31, 2007, the Company repurchased, in market transactions, an aggregate of 135,000 shares of its common stock for a total purchase price of $223,806.  The repurchases were undertaken pursuant to a stock buy-back program approved by the Board of Directors.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations and borrowings under credit facilities. Management believes that oil and natural gas property investing activities in 2008 can be financed through cash on hand, cash from operating activities, and bank borrowing.  The Company anticipates continued investments in proven oil and natural gas properties in 2008. If bank credit is not available, the Company may not be able to continue to invest in strategic oil and natural gas properties.  The Company cannot predict how oil and natural gas prices will fluctuate during 2008 and what effect they will ultimately have on the Company, but Management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The Company had no significant commitments for capital expenditures at December 31, 2007. The timing of most capital expenditures for new operations is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Credit facility (secured)	$—	$—	$—	$3,489	$—	$—	$ 3,489
Interest on credit facility	235	235	235	196	—	—	901
Facilities and office leases	—	—	—	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—
Total	$235	$235	$235	$3,685	$—	$—	$4,390

Quantitative and Qualitative Disclosures About Market Risk

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2007 and December 31, 2006, there were no open positions. We did not have any derivative transactions during 2007 or 2006.

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

Impairment of Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There was $276,635 in impairments of developed oil and natural gas properties during 2007 and there were no impairments in 2006.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  This Statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We do not expect the adoption of SFAS 157 will have a significant impact on our financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption.  The Company adopted FIN 48 on January 1, 2007 and its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

ITEM 7-FINANCIAL STATEMENTS

The information required is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements

Page
Independent Auditor's Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-17
Supplemental Oil and Natural Gas Information (Unaudited)	F-17 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FieldPoint Petroleum Corporation and Subsidiaries

Austin, Texas

We have audited the consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying 10-KSB and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Dallas, Texas

March 27, 2008

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 1,484,469	$ 603,614
Short-term investments	801,533	771,962
Accounts receivable:
Oil and natural gas sales	521,430	458,209
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	140,604	142,450
Income taxes receivable	117,600	179,000
Prepaid expenses and other current assets	31,870	56,508
Total current assets	3,097,506	2,211,743

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	15,425,289	11,477,963
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(4,420,226)	(3,371,562)
Net property and equipment	11,094,311	8,195,649

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624, each period	68,368	69,616
Total assets	$ 14,260,185	$ 10,477,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 587,911	$ 52,442
Oil and natural gas revenues payable	136,437	113,631
Deferred income taxes-current	14,200	-
Total current liabilities	738,548	166,073

LONG-TERM DEBT	3,489,125	1,000,000
DEFERRED INCOME TAXES	739,500	648,000
ASSET RETIREMENT OBLIGATION	676,344	585,628

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 and 8,747,175 shares issued and outstanding, respectively	89,101	87,471
Additional paid-in capital	4,571,809	4,368,350
Retained earnings	4,198,164	3,640,086
Treasury stock, 295,000 and 160,000 shares, respectively, at cost	(242,406)	(18,600)
Total stockholders’ equity	8,616,668	8,077,307
Total liabilities and stockholders’ equity	$ 14,260,185	$ 10,477,008

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2007	2006
REVENUE:
Oil and natural gas sales	$ 4,251,190	$ 3,880,105
Well operational and pumping fees	120,334	119,987
Disposal fees	38,000	53,500
Total revenue	4,409,524	4,053,592

COSTS AND EXPENSES:
Production	1,653,467	1,406,925
Exploration	-	5,467
Depletion and depreciation	870,069	487,000
Impairment of oil and natural gas properties	276,635	-
Accretion of discount on asset retirement obligations	43,768	33,136
General and administrative	739,715	548,235
Total costs and expenses	3,583,654	2,480,763

OPERATING INCOME	825,870	1,572,829

OTHER INCOME (EXPENSE):
Interest income	12,242	11,382
Interest expense	(113,635)	(1,588)
Unrealized gains on short-term investments	29,571	120,967
Gain on sale of properties	-	17,320
Miscellaneous income	35,530	25,055
Total other income (expense)	(36,292)	173,136

INCOME BEFORE INCOME TAXES	789,578	1,745,965

INCOME TAX PROVISION – current	(125,800)	(500,200)
INCOME TAX PROVISION – deferred	(105,700)	(64,000)

TOTAL INCOME TAX PROVISION	(231,500)	(564,200)

NET INCOME	$ 558,078	$ 1,181,765

NET INCOME PER SHARE:
BASIC	$ 0.06	$ 0.14
DILUTED	$ 0.06	$ 0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,832,734	8,668,230
Diluted	8,886,156	8,809,262

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2006	8,465,175	$ 84,651	$ 3,628,162	$2,458,321	160,000	$ (18,600)	$ 6,152,534

Exercise of common stock options and warrants	272,000	2,720	174,080	-	-	-	176,800

Income tax benefit on exercise of stock options	-	-	506,000	-	-	-	506,000

Shares issued in lieu of compensation	10,000	100	60,108	-	-	-	60,208

Net income	-	-	-	1,181,765	-	-	1,181,765

BALANCES, December 31, 2006	8,747,175	87,471	4,368,350	3,640,086	160,000	(18,600)	8,077,307

Purchase of treasury shares	-	-	-	-	135,000	(223,806)	(223,806)

Exercise of common stock options and warrants	133,000	1,330	85,120	-	-	-	86,450

Income tax benefit on exercise of stock options	-	-	60,600	-	-	-	60,600

Shares issued in lieu of compensation	30,000	300	34,800	-	-	-	35,100

Share based compensation	-	-	22,939	-	-	-	22,939

Net income	-	-	-	558,078	-	-	558,078

BALANCES, December 31, 2007	8,910,175	$ 89,101	$ 4,571,809	$4,198,164	295,000	$ (242,406)	$ 8,616,668

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 558,078	$ 1,181,765
Adjustments to reconcile to net cash provided by operating activities:
Unrealized gains on short-term investments	(29,571)	(120,967)
Gain on sale of properties	-	(17,320)
Depletion and depreciation	870,069	487,000
Impairment of oil and gas properties	276,635	-
Deferred income taxes	105,700	64,000
Accretion of discount on asset retirement obligations	43,768	33,136
Share-based compensation expense	58,039	60,208
Changes in assets and liabilities:
Accounts receivable	(60,127)	(30,497)
Income taxes receivable	61,400	(25,000)
Prepaid expenses and other assets	24,638	(25,973)
Accounts payable and accrued expenses	535,469	(23,532)
Oil and natural gas revenues payable	22,806	9,651
Other	-	-
Net cash provided by operating activities	2,466,904	1,592,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(417,671)	(831,466)
Acquisitions of oil and natural gas properties	(3,580,747)	(2,426,234)
Proceeds from sale of property and equipment	-	17,320
Purchase of transportation equipment	-	(38,320)
Restricted cash	-	550,170
Net cash used in investing activities	(3,998,418)	(2,728,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,500,000	1,000,000
Repayments of long-term debt	(10,875)	(150,000)
Proceeds from exercise of options and warrants	86,450	176,800
Income tax benefit on exercise of stock options	60,600	506,000
Purchase of treasury shares	(223,806)	-
Net cash provided by financing activities	2,412,369	1,532,800

NET INCREASE IN CASH	880,855	396,741

CASH, beginning of year	603,614	206,873

CASH, end of the year	$ 1,484,469	$ 603,614

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$ 113,635	$ 1,588
Cash paid during the year for income taxes	$ -	$ 15,201

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado.  The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2007.

Consolidation Policy

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bass Petroleum, Inc. and Raya Energy Corp.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Oil and Natural Gas Properties

Our oil and natural gas properties are comprised of the following at December 31:

	2007	2006
Mineral interests in properties:
Unproved properties	$ 850,000	$ 98,040
Proved properties	11,293,011	9,074,764
Wells and related equipment and facilities	3,282,278	2,305,159

Total costs	15,425,289	11,477,963
Less accumulated depletion and depreciation	(4,348,544)	(3,307,544)
	$ 11,076,745	$ 8,170,419

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells do not find proved reserves, the costs are charged to expense.  There were no exploratory wells capitalized pending determination of whether the wells found proved reserves at December 31, 2007 or 2006.  Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.  We capitalize interest on expenditures for significant exploration and development projects that

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

last more than six months while activities are in progress to bring the assets to their intended use.  Through December 31, 2007, we have capitalized no interest costs because our exploration and development projects generally last less than six months.  Costs incurred to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized.  On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depletion and depreciation with a resulting gain or loss recognized in income.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil.  Depletion and depreciation expense for oil and natural gas producing property and related equipment was $862,405 and $463,000 for the years ended December 31, 2007 and 2006, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded an impairment of $98,040 during the year ended December 31, 2007 related to our assessment of unproved properties. The impairment resulted from our decision to abandon certain leaseholds in the Hutt Field located in McMullen County, Texas.  We noted no impairments of our unproved properties for the year ended 2006.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to unproved properties and their estimated fair values based on the present value of the related future net cash flows.  We recorded an impairment of $178,595 during the year ended December 31, 2007 on our proved oil and natural gas properties.  The impairment was the result of cessation of production on certain wells in McMullen County, Texas.  We noted no impairments of our proved oil and natural gas properties based on our analysis for the year ended December 31, 2006.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables.  The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value is $99,192 at December 31, 2007 and 2006.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company.  The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

The Company has $68,368 and $69,616 net joint interest billing receivable from a company in receivership at December 31, 2007 and 2006, respectively.  The receiver has indicated he intends to settle the amount due by conveying oil and natural gas properties to the Company.  This settlement has not yet been approved by the bankruptcy court.  The Company anticipates that it will receive the properties, and that the value of the properties will be adequate to recover the amount due; however if the settlement is not approved, the Company may be unable to recover the receivable and further write-downs of the receivable balance may be necessary.  Based on the above facts, the Company has classified the receivable as long-term.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost.  Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years.  Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.  Depreciation expense for other property and equipment was $7,664 and $24,000 for the years ended December 31, 2007 and 2006, respectively.

Asset Retirement Obligations

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”).  That standard requires entities to record the fair value of a liability for asset retirement obligation in the period in which it was incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2007	2006

Asset retirement obligation at January 1,	$ 585,628	$ 549,885

Accretion of discount	43,768	33,136

Liabilities incurred during the year	46,948	2,607

Liabilities settled during the year	-	-

Asset retirement obligation at December 31,	$ 676,344	$ 585,628

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes.  Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate.  Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Production Taxes and Ad Valorem Taxes

Production taxes and ad valorem taxes are included in production expense.  Total production and ad valorem taxes were $322,246 and $319,314 for the years ended December 31, 2007 and 2006, respectively.

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

Revenue Recognition

The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2007 and 2006.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 2007 financial statement classification, with no effect on net income.

Comprehensive Income

The Company has no elements of comprehensive income other than net income.

Share-Based Compensation

We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  This Statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We do not expect the adoption of SFAS 157 will have a significant impact on our financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2007.  The cumulative effect of applying the provisions of FIN 48, if any,

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption.  The Company adopted FIN 48 on January 1, 2007 and its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.  See Note 5.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

ACQUISITION OF OIL AND NATURAL GAS PROPERTIES

On December 27, 2007, the Company consummated the purchase of a 100% working interest representing a 85.5% net revenue interest in an oil property located in the Sulimar Field in Chaves County, New Mexico with an effective date of January 1, 2008.  The purchase price for the interest was $1,700,135 of which $1,500,000 was drawn on the Company’s line of credit and the balance paid from cash on hand.

On July 31, 2007, the Company was the successful bidder for the acquisition of a 25.23150% working interest and a 22.077% net revenue interest in the Apache Bromide Unit located in Caddo County, Oklahoma with an effective date of August 1, 2007.  The purchase price for the interest was $1,880,611, of which $1,000,000 was drawn on the Company’s line of credit and the balance paid from cash on hand.

The following unaudited pro forma information is presented as if the interest in the Apache Bromide Unit and the Sulimar properties had been acquired on January 1, 2007.

Pro Forma Results For The Year Ended December 31,
2007
(unaudited)

Revenues	$ 5,297,580
Net income	$ 816,019
Net income per share – basic (net of tax)	$ 0.09
Net income per share – diluted (net of tax)	$ 0.09

On December 27, 2006, the Company consummated the purchase of a 50% working interest representing a 43.25% net revenue interest in a natural gas property located in the Bilbrey Field in Lea County, New Mexico with an effective date of January 1, 2007.  The Company paid $1,670,000 cash consideration for the lease rights and related equipment.

The funds for the acquisition were derived from the Company’s existing revolving credit facility and cash on hand.

3.

RELATED PARTY TRANSACTIONS

The Company leases office space from its President.  Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2007 and 2006, respectively.  The Company also paid Roger Bryant, a director, $11,500 in consulting fees for services in 2007 and $3,600 during 2006.

4.

LONG-TERM DEBT

The Company has a line of credit with a bank with a borrowing base of $5,000,000 at December 31, 2007 with interest at prime less one half point (6.75% at December 31, 2007), requiring monthly interest-only

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments until maturity on October 18, 2010.  All outstanding principal is due at maturity.  This note is collateralized by certain oil and natural gas properties.  Total amounts outstanding under the line of credit were $3,489,125 and $1,000,000 at December 31, 2007 and 2006, respectively.  The Company has certain financial covenants and ratios in its debt agreement.  These financial covenants include current ratio, leverage ratio, and interest coverage ratio requirements.  At December 31, 2007 and 2006, the Company was in compliance with all financial covenants.

5.

INCOME TAXES

Our provision for income taxes comprised the following during the years ended December 31:

	2007	2006
Current:
Federal	$ 101,400	$ 422,000
State	24,400	78,200
Total current	125,800	500,200
Deferred:
Federal	105,700	56,000
State	-	8,000
Total deferred	105,700	64,000

Total income tax provision	$ 231,500	$ 564,200

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2007 and 2006 as follows:

	2007	2006
Statutory rate	34%	34%
State taxes, net of federal benefit	3%	3%
Changes in enacted rates	-	(1%)
Other differences	(8%)	(4%)
Effective rate	29%	32%

In May 2006, the State of Texas enacted a margin tax which requires us to determine a tax of 1.0% on our “margin,” as defined in the law, based on our operating results beginning January 1, 2007.  The margin to which the tax rate will be applied is generally calculated as our revenues for federal income tax purposes less the cost of the products sold for federal income tax purposes, in the State of Texas.  Cost of products sold includes our lease operating expenses, production taxes, depletion and depreciation expense, and a portion of our salaries.  Some of our operations are within the state of Texas.  Under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period which includes the enactment date.  Previously, our results of operations were subject to income taxes in Texas at a rate of 4.5%, before consideration of federal benefits of those state taxes.  Temporary differences between book and tax income related to our Texas oil and gas properties will minimally affect the Texas margin tax, and therefore we have not changed our deferred taxes.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities.  Our net deferred tax assets and liabilities are recorded as a liability of $753,700 and $648,000 at December 31, 2007 and 2006, respectively.  Significant components of net deferred tax assets and liabilities are:

	December 31,
	2007	2006
Deferred tax assets:
Asset retirement obligation liability	$ 230,600	$ 216,000
Depletion carryover	19,900	-
Allowance for doubtful accounts	52,700	53,000
Total deferred tax assets	303,200	269,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods - oil and gas properties	(990,000)	(860,000)
Unrealized gain on marketable securities	(66,900)	(57,000)
Total deferred tax liabilities	(1,056,900)	(917,000)

Net deferred tax liability	$ (753,700)	$ (648,000)

At December 31, 2007, the Company had available depletion carryforwards totaling approximately $54,000 which may be used to reduce future taxable income and do not expire.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the year ended December 31, 2007.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes.  During the year ended December 31, 2007, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004.  The Company is not currently involved in any income tax examinations.

6.

EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
Numerator:
Numerator for basic and diluted net income per share	$ 558,078	$ 1,181,765

Denominator:
Denominator for basic net income per share – weighted average shares	8,832,734	8,668,230

Denominator for diluted net income per share
Weighted average shares outstanding	8,832,734	8,668,230
Dilutive effect of stock options	53,422	141,032
Diluted weighted average shares	8,886,156	8,809,262

Basic net income per share	$ 0.06	$ 0.14
Diluted net income per share	$ 0.06	$ 0.13

7.

SHARE-BASED COMPENSATION

From time to time, the Company grants stock options under a non-qualified stock option plan to its employees and directors.  The following is a summary of activity for the stock options granted for the years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	133,000	$ 0.65	405,000	$ 0.65

Canceled or expired	-	$ -	-	$ -
Granted	-	$ -	-	$ -
Exercised	133,000	$ 0.65	272,000	$ 0.65

Outstanding, end of year	-	$ -	133,000	$ 0.65
Exercisable, end of year	-	$ -	133,000	$ 0.65

During the years ended December 31, 2007 and 2006, no stock options were granted or vested.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised was approximately $166,130 and $1,331,000 during the years ended December 31, 2007 and 2006, respectively.  There was a tax benefit of $60,600 and $506,000 recognized related to the exercise of options for the years ended December 31, 2007 and 2006, respectively.  Cash received from stock options exercised during the years ended December 31, 2007 and 2006 was $86,450 and $176,800, respectively.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company issued 30,000 restricted shares of its common stock to directors in lieu of compensation.  The restricted shares were 100% vested upon issuance.

During the year ended December 31, 2006, the Company issued 10,000 restricted shares of its common stock to a director in lieu of compensation.  The restricted shares vest and become unrestricted over two years from the grant date as follows:

2,500 shares	August 2006
2,500 shares	February 2007
5,000 shares	August 2008

The Company recognized $58,039 and $60,208 compensation expense related to the shares issued during 2007 and 2006, respectively.

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

10.

COMMITMENTS

As of December 31, 2007 and 2006, the Company had a $10,000 open letter of credit in favor of the State of Wyoming as a plugging bond.  The letter of credit is collateralized by a certificate of deposit in the same amount.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Financial instruments that subject the Company to credit risk consist principally of receivables.  The receivables are primarily from companies in the oil and natural gas business or from individual oil and natural gas investors.  These parties are primarily located in the Southwestern region of the United States.  The Company does not ordinarily require collateral, but in the case of receivables for joint operations, the Company often has the ability to offset amounts due against the participant’s share of production from the related property.  The Company believes the allowance for doubtful accounts at December 31, 2007 and 2006 is adequate.

For the years ended December 31, 2007 and 2006, sales to four purchasers amounted to 64% and 71% of our total oil and natural gas sales, respectively.  Additionally, amounts receivable from those purchasers amounted to 58% and 71% of total oil and natural gas sales receivable at December 31, 2007 and 2006, respectively.  The loss of one or more of these purchasers could have a material adverse impact on our results of operations.  We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers.  However, there can be no assurance that such efforts will be successful in the identification of one or more new purchasers.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

12.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	Years Ended December 31,
	2007	2006
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$ 450,000	$ -
Acquisition of proved properties	3,130,747	2,438,340
Dry hole expense	-	5,467
Development costs	417,671	819,360
Total costs incurred	$ 3,998,418	$ 3,263,167

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below is certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2007	2006
Oil and natural gas sales	$ 4,251,190	$ 3,880,105
Disposal fees	38,000	53,500
Production costs	(1,653,467)	(1,406,925)
Exploration expense	-	(5,467)
Depletion and depreciation expense	(862,405)	(463,000)
Impairment	(276,635)	-
Accretion of discount on asset retirement obligations	(43,768)	(33,136)
Income tax expenses	(426,000)	(654,000)
Results of operations	$ 1,026,915	$ 1,371,077

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves.  There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2006	935,309	2,103,689

Revisions of previous estimates	(140,369)	(285,768)
Extensions and discoveries	833	3,237
Purchase of minerals in place	-	339,683
Production	(49,079)	(122,935)
Balance, December 31, 2006	746,694	2,037,906

Revisions of previous estimates	55,398	700,820
Extensions and discoveries	-	143,927
Purchase of minerals in place Production	130,718 (47,561)	- (139,392)
Balance, December 31, 2007	885,249	2,743,261

Proved developed reserves, December 31, 2007	769,319	1,785,240
Proved developed reserves, December 31, 2006	637,652	1,761,909

Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation.  The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history, and market prices for oil and natural gas.  Significant fluctuations in market prices have a direct impact on recoverability and will result in changes in estimated recoverable reserves without regard to actual increases or decreases in reserves in place.

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

Year Ended December 31, 2007

We purchased a working interest in an oil property located in the Sulimar field in Chaves County, New Mexico during 2007.  We also purchased a working interest and a net revenue interest in the Apache Bromide unit located in Caddo County, Oklahoma during 2007.  These purchases account for the additional quantities listed under purchases of minerals in place.  We completed the Chronos

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 1 and the Hermes Fee 1 properties in New Mexico during 2007, which was the primary reason for the quantities listed under extensions and discoveries.  The average natural gas price attributable to our proved reserves increased from $5.49 per Mcf at December 31, 2006 to $6.63 per Mcf at December 31, 2007, which was the primary reason for the increased quantities listed under revisions to previous estimates.

13.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 2007 and 2006, relating to proved oil and natural gas reserves is set forth below.  The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves nor their present worth.  The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at year end.  The average oil price per barrel was approximately $91.09 and $55.13 at December 31, 2007 and 2006, respectively.  The average natural gas price per MMBtu was approximately $6.46 and $5.52 at December 31, 2007 and 2006, respectively.

	Years Ended December 31,
	2007	2006

Future cash inflows	$ 98,588,000	$ 52,866,000
Future production costs	(26,611,000)	(14,236,000)
Future development cost	(878,000)	(819,000)

Future income taxes	(23,325,000)	(11,914,000)

Future net cash flows	47,774,000	25,897,000
10% annual discount	(21,931,000)	(11,523,000)
,
Standardized measure of discounted future net cash flows	$ 25,843,000	$ 14,374,000

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and natural gas reserves at year end.  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended December 31,
	2007	2006
Balance, beginning of year	$ 14,374,000	$ 17,052,000
Sales of oil and natural gas produced, net of production costs	(2,636,000)	(2,473,000)
Purchase of minerals in place	3,808,000	1,124,000
Extensions and discoveries	699,000	27,000
Net changes in prices and production costs	9,964,000	(2,000,000)
Net changes in future development costs	(32,000)	26,000
Revisions and other changes	3,752,000	(4,310,000)
Accretion of discount	1,961,000	2,214,000
Net change in income taxes	(6,047,000)	2,714,000
Balance, end of year	$ 25,843,000	$ 14,374,000

***********

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-KSB.

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

(a)

Identification of Directors and Executive Officers.  The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	46	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	65	Director	July 1997-present
Karl W. Reimers	66	Director	October 2004-present
Dan Robinson	60	Director	August 2004-present
Mel Slater	66	Director	January 2003-present
Debra Funderburg	49	Director	February 2006 - present

Mr. Reaves, age 46, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997.  Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc., gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Roger D. Bryant, age 65, has been a Director of the Company since July 1997.  For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently President and CEO of Convergence Technology Application Partners, LLC (CTAP), a supplier of telecommunications systems and support to companies with widely distributes offices. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc., Chief Executive Officer of International Gateway Exchange, President and Chairman of Dial-thru International, Inc., President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation, and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.

Mr. Reimers, age 66, is a CPA and has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President CFO of Supreme Beef Company from 1989 to 1993.  He also served as

Vice President of Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 60, has served as a director of the Company since August 2004.  He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer.  Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas.  Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin.  He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

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

Debra Funderburg, age 48, has been a Director of the Company since February 6, 2006.  From September 2007 to the present she has served as Business Development manager and Reservior Engineer for Sanchez Oil & Gas.  From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and is currently Business Development manager for Dominion E&P.  From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey.  From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

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

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2007, four meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.

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

       During the year ended December 31, 2007, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee.

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

       Karl Reimers, a members of the audit committee, qualifies as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB.

       During the fiscal year ended December 31, 2007 the audit committee had four meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

Audit Committee Report

       The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by SAS 61.  The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the Commission.

By the Audit Committee

Karl Reimers

Dan Robinson

Roger Bryant

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Dan Robinson, Chairman
Karl Reimers
Mel Slater

The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are "independent" within the meaning of the American Stock Exchange's listing standards.  For this purpose, a compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       During the fiscal year ended December 31, 2007 the compensation advisory committee had two meeting.  The compensation advisory committee:

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

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company's principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2008.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the American Stock Exchange. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a).  Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2007, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a), except the following during 2006:   Karl Reimers failed to file two reports covering two transactions in a timely manner.

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

Components of Compensation. For the year ended December 31, 2007, the sole component of compensation for the CEO was base salary. We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensa -tion	Nonqualified Deferred Compensation Earnings	All Other Compensa- tion	Total
Ray D. Reaves, CEO, President	2007	$192,000	$50,000	-	-	-	-	-	$242,000
Ray D. Reaves, CEO, President	2006	$192,000	$ 0	-	-	-	-	-	$192,000
Ray D. Reaves, CEO, President	2005	$169,000	$ 0	-	-	-	-	-	$169,000

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ray Reaves	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$1,000	7,020	-	-	-	11,500	$19,520
Mel Slater	$1,000	7,020	-	-	-	-	$8,020
Karl Reimers	$1,000	7,020	-	-	-	-	$8,020
Dan Robinson	$1,000	7,020	-	-	-	-	$8,020
Debra Funderberg	$12,000	29,959	-	-	-	-	$41,959

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2006 and 2007.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2008 and the percentage of outstanding common stock owned as of March 31, 2008.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ray D. Reaves 1703 Edelweiss Drive Cedar Park, Texas 78613	3,000,000	33.7%

Mel Slater 1703 Edelweiss Drive Cedar Park, Texas 78613	406,000	4.6%

Roger D. Bryant 1703 Edelweiss Drive Cedar Park, Texas 78613	41,000	0.5%

Karl W. Reimers 1703 Edelweiss Drive Cedar Park, Texas 78613	66,000	0.7%

Dan Robinson 1703 Edelweiss Drive Cedar Park Texas	106,000	1.2%

Debra Funderburg 1703 Edelweiss Drive Cedar Park Texas	16,000	0.2%

All Officers and Directors as a Group (6 persons)	3,635,000	40.8%

_____________________________

(1)	Unless otherwise stated, address is 1703 Edelweiss Drive, Cedar Park, Texas 78613.

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

(3)	Shares and percentages beneficially owned are based upon 8,910,175 shares outstanding on March 31, 2008.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis. The Company also paid Roger Bryant, a director, $11,500 in consulting fees for services in 2007 and $3,600 during 2006,

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

	14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

	31.	Certification required by Section 13a-14(a) of the Exchange Act.

	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated November 9, 2007, Item Nos. 2.02 and 7.01 as filed with the Commission on November 9, 2007.

Current Report on Form 8-K dated November 9, 2007, Item Nos. 7.01 and 9.01, as filed with the Commission on November 13, 2007.

Current Report on Form 8-K dated November 9, 2007, Item Nos. 7.01 and 9.01 as filed with the Commission on November 13, 2007, and amended on Form 8-K/A as filed with the Commission on November 13, 2007.

Current Report on Form 8-K dated December 27, 2007, Item Nos. 2.01 and 9.01, as filed with the Commission on December 27, 2007.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates, LLP, ("Hein") as our principal accountants. Hein audited our consolidated financial statements for fiscal 2007 and 2006. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

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

	2007	2006

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 82,600	$ 59,200
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	8,700	-
Tax fees - tax compliance, tax advice and tax planning	17,800	10,280
All other fees - services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$ 109,100	$ 69,480

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: March 31, 2008	By: /s/ Ray Reaves Ray Reaves, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ray Reaves President, Chief Executive Officer, Director, Chairman, Chief Financial Officer	Date: March 31, 2008

By: /s/ Roger D. Bryant Roger D Bryant Director	Date: March 31, 2008

By: /s/ Dan Robinson Dan Robinson Director	Date: March 31, 2008

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: March 31, 2008

By: /s/ Mel Slater Mel Slater Director	Date: March 31, 2008

By: /s/Debra Funderburg Debra Funderburg Director	Date: March 31, 2008