Form 10-Q
period 2008-03-31
FIELDPOINT PETROLEUM CORP
filed 2008-05-13
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

[  ]       Transition  Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to _________

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

___________________________________________________

(former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No  X

As of May 5, 2008, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,910,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 2,107,580	$ 1,484,469
Short-term investments	734,728	801,533
Accounts receivable:
Oil and natural gas sales	570,562	521,430
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	148,057	140,604
Income tax receivable	-	117,600
Prepaid expenses and other current assets	45,670	31,870
Total current assets	3,606,597	3,097,506

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):	15,430,483	15,425,289
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(4,685,226)	(4,420,226)
Net property and equipment	10,834,505	11,094,311

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, Less allowance for doubtful accounts of $44,624, each period	68,368	68,368
Total assets	$ 14,509,470	$ 14,260,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 454,981	$ 587,911
Oil and gas revenues payable	146,032	136,437
Deferred income taxes-current	-	14,200
Total current liabilities	601,013	738,548
LONG TERM DEBT	3,489,125	3,489,125
DEFERRED INCOME TAXES	759,700	739,500
ASSET RETIREMENT OBLIGATION	691,344	676,344

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and outstanding, both periods	89,101	89,101
Additional paid-in capital	4,573,580	4,571,809
Treasury stock, 295,000 shares, at cost	(242,406)	(242,406)
Retained earnings	4,548,013	4,198,164
Total stockholders' equity	8,968,288	8,616,668
Total liabilities and stockholders' equity	$ 14,509,470	$ 14,260,185

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
REVENUE:
Oil and natural gas sales	$ 1,471,686	$ 857,430
Well operational and pumping fees	27,436	30,082
Disposal fees	10,000	14,000
Total revenue	1,509,122	901,512

COSTS AND EXPENSES:
Production expense	425,643	306,626
Depletion and depreciation	265,000	220,000
Accretion of discount on asset retirement obligations	15,000	8,384
General and administrative	162,255	144,924
Total costs and expenses	867,898	679,934

OPERATING INCOME	641,224	221,578

OTHER INCOME (EXPENSE):
Interest income	2,058	1,766
Interest expense	(52,628)	(20,452)
Unrealized holding gain (loss) on investments	(66,805)	9,334
Total other expense	(117,375)	(9,352)

INCOME BEFORE INCOME TAXES	523,849	212,226

Income tax provision – current	(168,000)	(70,000)
Income tax provision – deferred	(6,000)	(8,000)
Total income tax provision	(174,000)	(78,000)

NET INCOME	$ 349,849	$ 134,226

NET INCOME PER SHARE:
BASIC	$ 0.04	$ 0.02
DILUTED	$ 0.04	$ 0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,910,175	8,762,286
DILUTED	8,910,175	8,813,005

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 349,849	$ 134,226
Adjustments to reconcile to net cash
Provided by operating activities:
Unrealized holding loss (gain) on short-term investments	66,805	(9,334)
Depletion and depreciation	265,000	220,000
Deferred income taxes	6,000	8,000
Accretion of discount on asset retirement obligations	15,000	8,384
Share based compensation	1,771	7,000
Changes in current assets and liabilities:
Accounts receivable and income tax receivable	61,015	(11,685)
Prepaid expenses and other assets	(13,800)	(1,040)
Accounts payable and accrued expenses	(132,930)	13,698
Oil and gas revenues payable	9,595	13,953
Net cash provided by operating activities	628,305	383,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(5,194)	(37,268)
Net cash used in investing activities	(5,194)	(37,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	-	13,000
Income tax benefit from option exercises	-	11,000
Net cash provided by (used in) financing activities	-	24,000

NET INCREASE IN CASH	623,111	369,934

CASH AND CASH EQUIVALENTS, beginning of the period	1,484,469	603,614

CASH AND CASH EQUIVALENTS, end of the period	$ 2,107,580	$ 973,548

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2007.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations.

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and short-term investments.  Our cash and cash equivalents and short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities.  Such instruments are generally classified within level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations.  Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table sets forth the cash and cash equivalents and short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$ 2,107,580	$ --	$ --	$ 2,107,580
Short-term investments	734,728	--	--	734,728
Total	$ 2,842,308	$ --	$ --	$2,842,308

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its consolidated financial position and results of operations.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

2.        Share Based Compensation

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $1,771 during the three months ended March 31, 2008 for restricted shares vesting during the period.

3.        Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$ 349,849	$ 134,226
Numerator for basic and diluted earnings per share	349,849	134,226

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,910,175	8,762,286

Effect of dilutive securities:
Director stock options	-	50,719
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	8,910,175	8,813,005
Basic earnings per share	$ .04	$ .02
Diluted earnings per share	$ .04	$ .02

4.

Income Taxes

For the period ending March 31, 2008, the tax provision is approximately 33% of book income before tax which is lower than the statutory rate due to permanent tax differences such as depletion in excess of basis and domestic productions activities deduction.

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

Comparison of three months ended March 31, 2008 to the three months ended March 31, 2007

Results of Operations

Revenues increased 67% or $607,610 to $1,509,122 for the three month period ended March 31, 2008 from the comparable 2007 period. This was primarily due to the overall increase in oil and natural gas sales pricing.  Production volumes increased 7% on a BOE basis, primarily due to production from the acquisitions of properties in the Sulimar and Apache Bromide fields during 2007.  Average oil sales prices increased 65% to $92.65 for the three-month period ended March 31, 2008 compared to $56.19 for the period ended March 31, 2007.  Average natural gas sales prices increased 22% to $6.97 for the three-month period ended March 31, 2008 compared to $5.73 for the period ended March 31, 2007.

	Quarter Ended March 31,
	2008	2007
Oil Production	13,374	11,520
Average Sales Price Per Bbl ($/Bbl)	$92.65	$56.19

Natural Gas Production	33,371	36,684
Average Sales Price Per Mcf ($/Mcf)	$6.97	$5.73

Lifting cost per BOE	$22.47	$17.38

Production expenses increased 39% or $119,017 to $425,643 for the three month period ended March 31, 2008 from the comparable 2007 period.  This was primarily due to the increase in new wells acquired and the cost associated with mature field production, with increases in workover expense and remedial repairs incurred in 2008 as compared to 2007.  Depletion and depreciation increased 20% or $45,000 to $265,000 for the three month period ended March 31, 2008 versus $220,000 in the 2007 comparable period.  This was primarily due to the addition of the Sulimar  property we acquired in December 2007.  General and administrative overhead cost increased 12% or $17,331 to $162,255 for the three-month period ended March 31, 2008 from the three-month period ended March 31, 2007.  This was attributable to an increase in legal fees and professional services related to the Sarbanes-Oxley Act during the period.

Other expenses, net for the quarter ended March 31, 2008, were $117,375 compared to other expenses, net of $9,352 for 2007.  The increase was primarily due to interest expense associated with our line of credit and an unrealized loss on investments for the period ending March 31, 2008.

Liquidity and Capital Resources

Cash flow provided by operating activities was $628,305 for the three-month period ended March 31, 2008, as compared to $383,202 in the comparable 2007 period. The increase in cash from operating activities was primarily due to an increase in net income.

Cash flow used in investing activities was $5,195 for the three-month period ended March 31, 2008, as compared to $37,268 in the comparable period.  This was due to the purchase of additional oil and natural gas properties and equipment in the 2007 period.  The Company had cash flow provided by financing activities of $24,000 for the period ending March 31, 2007 as compared to none in 2008.  This decrease was primarily due to proceeds received from the exercise of stock options in the 2007 period.

PART I

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At March 31, 2008 and March 31, 2007, there were no open positions. We did not have any derivative transactions during the three-month periods ending March 31, 2008 and 2007.

PART I
Item 4.  CONTROLS AND PROCEDURES

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

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2008	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer