Form 10-Q
period 2008-06-30
FIELDPOINT PETROLEUM CORP
filed 2008-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

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

As of August 12, 2008, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,910,175.

PART I
Item 1 Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,505,910	$ 1,484,469
Short-term investments	694,632	801,533
Accounts receivable:
Oil and natural gas sales	656,976	521,430
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	173,820	140,604
Income tax receivable	-	117,600
Prepaid expenses and other current assets	55,244	31,870
Total current assets	3,086,582	3,097,506

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):	16,930,817	15,425,289
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(4,965,101)	(4,420,226)
Net property and equipment	12,054,964	11,094,311

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, Less allowance for doubtful accounts of $44,624	-	68,368
Total assets	$ 15,141,546	$ 14,260,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 419,337	$ 587,911
Oil and gas revenues payable	159,082	136,437
Deferred income taxes-current	-	14,200
Total current liabilities	578,419	738,548
LONG TERM DEBT	3,489,125	3,489,125
DEFERRED INCOME TAXES	788,400	739,500
ASSET RETIREMENT OBLIGATION	728,761	676,344

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and outstanding, both periods	89,101	89,101
Additional paid-in capital	4,573,580	4,571,809
Treasury stock, 295,000 shares, at cost	(242,406)	(242,406)
Retained earnings	5,136,566	4,198,164
Total stockholders' equity	9,556,841	8,616,668
Total liabilities and stockholders' equity	$ 15,141,546	$ 14,260,185

See accompanying notes to these condensed consolidated financial statements

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Oil and natural gas sales	$ 1,963,198	$ 952,976	$ 3,434,884	$ 1,810,406
Well operational and pumping fees	25,994	30,085	53,430	60,167
Disposal fees	11,000	12,000	21,000	26,000
Total revenue	2,000,192	995,061	3,509,314	1,896,573

COSTS AND EXPENSES:
Production expense	615,656	374,875	1,041,299	681,501
Depletion and depreciation	280,000	209,000	545,000	429,000
Accretion of discount on asset retirement obligations	13,000	8,384	28,000	16,768
General and administrative	127,603	165,258	289,858	310,182
Total costs and expenses	1,036,259	757,517	1,904,157	1,437,451

OPERATING INCOME	963,933	237,544	1,605,157	459,122

OTHER INCOME (EXPENSE):
Interest income	6,312	2,558	8,370	4,324
Interest expense	(42,596)	(17,548)	(95,224)	(38,000)
Unrealized holding gain (loss) on investments	(40,096)	53,627	(106,901)	62,961
Total other income (expense)	(76,380)	38,637	(193,755)	29,285

INCOME BEFORE INCOME TAXES	887,553	276,181	1,411,402	488,407

INCOME TAX PROVISION - CURRENT	(264,000)	(88,000)	(432,000)	(158,000)
INCOME TAX PROVISION - DEFERRED	(35,000)	(11,000)	(41,000)	(19,000)
TOTAL INCOME TAX PROVISION	(299,000)	(99,000)	(473,000)	(177,000)

NET INCOME	$ 588,553	$ 177,181	$ 938,402	$ 311,407

NET INCOME PER SHARE:
BASIC	$ 0.07	$ 0.02	$ 0.11	$ 0.04
DILUTED	$ 0.07	$ 0.02	$ 0.11	$ 0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,910,175	8,798,318	8,910,175	8,781,026
DILUTED	8,910,175	8,852,023	8,910,175	8,846,609

                         See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 938,402	$ 311,407
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized holding loss (gain) on short-term investments	106,901	(62,961)
Depletion and depreciation	545,000	429,000
Deferred income taxes	41,000	19,000
Accretion of discount on asset retirement obligation	28,000	16,768
Share-based compensation	1,771	12,313
Changes in current assets and liabilities:
Accounts receivable	17,206	46,440
Prepaid expenses and other current assets	(23,374)	(1,181)
Accounts payable and accrued expenses	(174,874)	12,839
Oil and natural gas revenues payable	22,645	12,750
Net cash provided by operating activities	1,502,677	796,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(1,481,236)	(55,828)
Net cash used in investing activities	(1,481,236)	(55,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	86,450
Income tax benefit from exercise of stock options	-	61,000
Net cash provided by financing activities	-	147,450

NET INCREASE IN CASH	21,441	887,997

CASH AND CASH EQUIVALENTS, beginning of the period	1,484,469	603,614

CASH AND CASH EQUIVALENTS, end of the period	$ 1,505,910	$ 1,491,611

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB filing for the year ended December 31, 2007.

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

The financial assets of the Company measured at fair value on a recurring basis are short-term investments.  Our short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

Our short-term investments are measured at fair value on a recurring basis by level 1, within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

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

2.        Share-Based Compensation

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $1,771 during the six months ended June 30, 2008 for restricted shares vesting during the period.

3.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$ 588,553	$ 177,181	$ 938,402	$ 311,407
Numerator for basic and diluted earnings per share	588,553	177,181	938,402	311,407

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,910,175	8,798,318	8,910,175	8,781,026

Effect of dilutive securities:
Stock options	-	53,705	-	65,583

Denominator for diluted earnings per share – adjusted weighted average shares	8,910,175	8,852,023	8,910,175	8,846,609
Basic earnings per share	$ 0.07	$ 0.02	$ 0.11	$ 0.04
Diluted earnings per share	$ 0.07	$ 0.02	$ 0.11	$ 0.04

4.

Income Taxes

For the period ending June 30, 2008, the tax provision is approximately 33% of book income before tax which is lower than the statutory rate due to permanent tax differences such as depletion in excess of basis and domestic production activities deduction.

5.

Related Party Transactions

The Company leases office space from its President. Rent expense for this month –to-month lease was $15,000 for each of the six months ended June 30, 2008 and 2007, respectively. The Company also paid Roger Bryant, a director, $8,000 in consulting fees for services rendered for the six months ended June 30, 2008.

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

Comparison of Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Results of Operations

Total revenues increased 101% or $1,005,131 to $2,000,192 for the three month period ended June 30, 2008 from the comparable 2007 period.  This was due primarily to the overall increase in oil and natural gas sales pricing.  Production volumes increased 9% on a BOE basis.  Average oil sales prices increased 82% to $120.01 for the three-month period ended June 30, 2008 compared to $65.89 for the three-month period ended June 30, 2007.  Average natural gas sales prices increased 64% to $8.88 for the three month period ended June 30, 2008 compared to $5.42 for the three month period ended June 30, 2007.

	Quarter Ended June 30,
	2008	2007
Oil Production	14,009	11,277
Average Sales Price Per Bbl ($/Bbl)	$ 120.01	$ 65.89

Natural Gas Production	31,754	38,765
Average Sales Price Per Mcf ($/Mcf)	$ 8.88	$ 5.42
Lifting cost per BOE	$ 31.90	$ 21.60

Production expenses increased 64% or $240,781 to $615,656 for the three month period ended June 30, 2008 from the comparable 2007 period. This was primarily due to the increase in new wells acquired and costs associated with mature field production, with additional workovers expense and remedial repairs in the 2008 period.  Depletion and depreciation increased 34% or $71,000 to $280,000 for the three month period ended June 30, 2008 versus the comparable 2007 period.  This was primarily due to additional properties we acquired in the December 2007 period.  As a result of additional wells lifting costs per BOE increased 48% or $10.30 to $31.90 for the three months ended June 30, 2008.  General and administrative overhead cost decreased 23% or $37,655 to $127,603 for the three month period ended June 30, 2008 from the three month period ended June 30 2007.  This was primarily due to the collection of a reserved joint interest billing receivable and reversal of the associated allowance of $44,624 offset slightly by an overall increase in administrative expenses and salaries in the 2008 period.

Interest expense increased $25,048 to $42,596 for the three month period ended June 30, 2008 from $17,548 for the comparable 2007 period due to $3,489,125 in total bank financing outstanding in the 2008 period as compared to $1,000,000 in total bank financing outstanding in the 2007 period.

Comparison of Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Results of Operations

Total revenues increased 85% or $1,612,741 to $3,509,314 for the six month period ended June 30, 2008 from $1,896,573 for the comparable 2007 period due to the overall increase in oil and natural gas prices.  Production volumes increased 8% on a BOE basis.  Average oil sales prices increased 74% to $106.65 for the six month period ended June 30, 2008 compared to $61.19 for the six month period ended June 30, 2007.  Average natural gas sales prices increased 43% to $7.90 for the six month period ended June 30, 2008 compared to $5.51 for the six month period ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007
Oil Production	27,382	22,797
Average Sales Price Per Bbl ($/Bbl)	$ 106.65	$ 61.19

Natural Gas Production	65,125	75,449
Average Sales Price Per Mcf ($/Mcf)	$ 7.90	$ 5.51
Lifting cost per BOE	$ 27.23	$ 19.74

Production expenses increased 53% or $359,798 to $1,041,299 for the six month period ended June 30, 2008 from the comparable 2007 period.  This was primarily due to the increase in new wells acquired and costs associated with workovers and remedial repairs for the period ended June 30, 2008.  Depletion and depreciation expense increased 27% to $545,000, compared to $429,000 for the comparable 2007 period.  This was primarily due to the addition of the Sulimar property we acquired in December 2007.  As a result of additional wells lifting costs per BOE increased 38% or $7.49 to $27.23 for the six months ended June 30, 2008.  General and administrative overhead cost decreased 7% or $20,324 to $289,858 for the six month period ended June 30, 2008 from the six month period ended June 30, 2007.  This was attributable primarily due to the collection of a reserved joint interest billing receivable and reversal of the associated allowance of $44,624 offset slightly by an overall increase in administrative expenses and salaries in the 2008 period.

Interest expense increased $57,224 to $95,224 for the six month period ended June 30, 2008 from $38,000 for the comparable 2007 period due to the additional bank financing obtained in the second half of 2007.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,502,677 for the six month period ended June 30, 2008, as compared to cash flow provided by operating activities of $796,375 in the comparable 2007 period.  The increase in cash flows from operating activities was primarily due to an increase in net income.

Cash flow used in investing activities was $1,481,236 for the six month period ended June 30, 2008 as compared to $55,828 used in investing activities for the comparable period ended June 30, 2007.  This was primarily due to the acquisition of oil and natural gas properties in 2008.

Cash flow provided by financing activities for the six months ended June 30, 2007, resulted primarily from the exercise of stock options and the related income tax effects.  There were no financing activities during the six months ended June 30, 2008, as we had no outstanding exercisable stock options during the period, nor did we require additional borrowings under our revolving credit arrangement.

PART I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At June 30, 2008 and June 30, 2007, there were no open positions.  We did not have any derivative transactions during the three or six-month periods ending June 30, 2008 and 2007.

PART I
Item 4

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

b)

There has been no change in our internal control over financial reporting during the three or six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2008	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer