Form 10-Q
period 2008-09-30
FIELDPOINT PETROLEUM CORP
filed 2008-11-12
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer      Smaller Reporting Company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No    X

As of October 31, 2008, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,910,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 2,206,657	$ 1,484,469
Short-term investments	658,492	801,533
Accounts receivable:
Oil and natural gas sales	548,734	521,430
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	169,121	140,604
Income tax receivable	-	117,600
Prepaid expenses and other current assets	48,244	31,870
Total current assets	3,631,248	3,097,506

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	17,256,098	15,425,289
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(5,251,226)	(4,420,226)
Net property and equipment	12,094,120	11,094,311

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624 at December 31, 2007 and none at September 30, 2008	-	68,368
Total assets	$ 15,725,368	$ 14,260,185

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 394,039	$ 587,911
Oil and natural gas revenues payable	153,436	136,437
Deferred income taxes-current	-	14,200
Total current liabilities	547,475	738,548
LONG TERM DEBT	3,489,125	3,489,125
DEFERRED INCOME TAXES	889,700	739,500
ASSET RETIREMENT OBLIGATION	746,761	676,344

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and outstanding, both periods	89,101	89,101
Additional paid-in capital	4,573,580	4,571,809
Treasury stock 295,000 shares, at cost	(242,406)	(242,406)
Retained earnings	5,632,032	4,198,164
Total stockholders' equity	10,052,307	8,616,668
Total liabilities and stockholders' equity	$ 15,725,368	$ 14,260,185

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Oil and natural gas sales	$ 1,926,166	$ 1,058,303	$ 5,361,050	$ 2,868,709
Well operational and pumping fees	17,566	30,082	70,996	90,249
Disposal fees	10,000	12,000	31,000	38,000
Total revenue	1,953,732	1,100,385	5,463,046	2,996,958

COSTS AND EXPENSES:
Production expense	619,400	373,802	1,660,699	1,072,071
Depletion and depreciation	286,000	203,000	831,000	632,000
Accretion of discount on asset retirement obligations	18,000	12,000	46,000	28,768
General and administrative	203,831	161,661	493,689	455,075
Total costs and expenses	1,127,231	750,463	3,031,388	2,187,914

OPERATING INCOME	826,501	349,922	2,431,658	809,044

OTHER INCOME (EXPENSE):
Interest income	6,725	3,269	15,095	7,593
Interest expense	(42,354)	(34,303)	(137,578)	(72,303)
Unrealized gain (loss) on short-term investments	(36,140)	(8,127)	(143,041)	54,834
Miscellaneous income (expense)	(266)	11,784	(266)	11,784
Total other income	(72,035)	(27,377)	(265,790)	1,908

INCOME BEFORE INCOME TAXES	754,466	322,545	2,165,868	810,952
INCOME TAX PROVISION-CURRENT	(162,000)	(122,000)	(594,000)	(280,000)
INCOME TAX PROVISION-DEFERRED	(97,000)	(2,000)	(138,000)	(21,000)
TOTAL INCOME TAX PROVISION	(259,000)	(124,000)	(732,000)	(301,000)
NET INCOME	$ 495,466	$ 198,545	$ 1,433,868	$ 509,952

NET INCOME PER SHARE:
BASIC	$ 0.06	$ 0.02	$ 0.16	$ 0.06
DILUTED	$ 0.06	$ 0.02	$ 0.16	$ 0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,910,175	8,880,175	8,910,175	8,814,439
DILUTED	8,910,175	8,880,175	8,910,175	8,856,698

                         See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,433,868	$ 509,952
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized holding losses (gains) on short-term investments	143,041	(54,834)
Depletion and depreciation	831,000	632,000
Deferred income taxes	138,000	21,000
Accretion of discount on asset retirement obligations	46,000	28,768
Share-based compensation	1,771	17,626
Changes in current assets and liabilities:
Accounts receivable	130,147	22,549
Prepaid expenses and other current assets	(16,374)	19,950
Accounts payable and accrued expenses	(195,872)	227,059
Oil and natural gas revenues payable	16,999	15,356
Net cash provided by operating activities	2,528,580	1,439,426

CASH FLOWS FROM INVESTING ACTIVITIES –
Additions to oil and natural gas properties	(1,806,392)	(2,086,440)
Net cash used in investing activities	(1,806,392)	(2,086,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,000,000
Repayments of long-term debt	-	(10,875)
Purchase of treasury shares	-	(107,343)
Proceeds from exercise of stock options	-	86,450
Income tax benefit from exercise of stock options	-	61,000
Net cash provided by financing activities	-	1,029,232

NET INCREASE IN CASH	722,188	382,218

CASH AND CASH EQUIVALENTS, beginning of the period	1,484,469	603,614

CASH AND CASH EQUIVALENTS, end of the period	$ 2,206,657	$ 985,832

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

2.        Share-Based Compensation

During 2006, the Company issued 10,000 restricted shares of common stock to a director in lieu of compensation.  2,500 shares vested in August 2006 and 2,500 shares vested in February 2007.  The remaining 5,000 shares will vest in August 2008.  The Company recognized $1,771 during the nine months ended September 30, 2008 for restricted shares vesting during the period.

3.   Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$ 495,466	$ 198,545	$ 1,433,868	$ 509,952
Numerator for basic and diluted earnings per share	495,466	198,545	1,433,868	509,952

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,910,175	8,880,175	8,910,175	8,814,439

Effect of dilutive securities:
Stock options	-	-	-	42,259

Denominator for diluted earnings per share – adjusted weighted average shares	8,910,175	8,880,175	8,910,175	8,856,698
Basic earnings per share	$ 0.06	$ 0.02	$ 0.16	$ 0.06
Diluted earnings per share	$ 0.06	$ 0.02	$ 0.16	$ 0.06

4.

Income Taxes

For the period ending September 30, 2008, the tax provision is approximately 34% of book income before tax which approximates the statutory rate.

5.

Related Party Transactions

The Company leases office space from its President.  Rent expense for this month-to-month lease was $7,500 and $22,500 for each of the three and nine months ended September 30, 2008 and 2007, respectively.  The Company also paid Roger Bryant, a director, $3,000 and $11,000 in consulting fees for services rendered for the three and nine months ended September 30, 2008, respectively.

6.

Subsequent Events

On October 6, 2008, the Board of Directors authorized the Company to repurchase shares of its common stock at an aggregate cost not to exceed $150,000.  The Company has repurchased 25,000 common shares at an aggregate price of $57,401 as of November 10, 2008.

On October 24, 2008, the Board of Directors approved a Performance Based Bonus Program (the “Bonus Program”) for the Company’s President and Chief Executive Officer.  The Bonus Program shall be calculated and paid annually based on four performance parameters: 1) annual reserve additions from drilling and acquisitions, 2) growth in annual production, 3) growth in annual year over year earnings (before taxes and bonus), and 4) other notable achievements as the Board may recognize from time to time which are not easily quantifiable in the first three parameters. Bonus awards of up to 50% of annual base salary may be achieved in each of the first three categories and up to 10% in the fourth category provided that the maximum bonus award for any year may not exceed 150% of base salary which is currently $225,000.

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

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Results of Operations

Total revenues increased 78% or $853,347 to $1,953,732 for the three-month period ended September 30, 2008 from the comparable 2007 period.  This was due primarily to the overall increase in oil and natural gas sales.  Production volumes increased 17% on a BOE basis due to acquisitions during the fourth quarter 2007 and 2008.  Average oil sales prices increased 55% to $111.33 for the three-month period ended September 30, 2008 compared to $72.05 for the three-month period ended September 30, 2007.  Average natural gas sales prices increased 44% to $10.22 for the three-month period ended September 30, 2008 compared to $7.11 for the three-month period ended September 30, 2007.

	Quarter Ended September 30,		%
	2008	2007	Change
Oil sales volumes (Bbls)	14,320	11,456	25%
Average sales price per Bbl ($/Bbl)	$ 111.33	$ 72.05	55%

Natural gas sales volumes (Mcf)	32,468	32,769	1%
Average sales price per Mcf ($/Mcf)	$ 10.22	$ 7.11	44%
Production (BOE)	19,731	16,918	17%
Lifting cost per BOE	$ 31.39	$ 22.09	42%

Production expenses increased 66% or $245,598 to $619,400 for the three-month period ended September 30, 2008 from the comparable 2007 period.  This was primarily due to the increase in new wells acquired and cost associated with workovers in the form of remedial repairs in the 2008 period.  Depletion and depreciation increased 41% or $83,000 to $286,000 for the three-month period ended September 30, 2008 versus the comparable 2007 period.  This was primarily due to the addition of oil and natural gas properties.  As a result of additional wells and workovers, lifting costs per BOE increased 42% or $9.30 to $31.39 for the three months ended September 30, 2008.

General and administrative expense increased 26% or $42,170 to $203,831 for the three-month period ended September 30, 2008 from the three-month period ended September 30, 2007.  This was primarily due to an overall increase in administrative expenses, salaries and fees in the 2008 period.

Interest expense increased $8,051 to $42,354 for the three month period ended September 30, 2008 from $34,303 for the comparable 2007 period due to $3,489,125 in bank financing outstanding in the 2008 period compared with $1,989,125 in bank financing outstanding in the 2007 period.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Results of Operations

Total revenues increased 82% or $2,466,088 to $5,463,046 for the nine-month period ended September 30, 2008 from $2,996,958 for the comparable 2007 period, primarily due to the overall increase in oil and natural gas sales prices.  Production volumes on a BOE basis increased 11% due to acquisitions during the fourth quarter 2007 and 2008.  Average oil sales prices increased 67% to $108.26 for the nine month period ended September 30, 2008 compared to $64.82 for the nine-month period ended September 30, 2007.  Average natural gas sales prices increased 45% to $8.67 for the nine-month period ended September 30, 2008 compared to $5.99 for the nine-month period ended September 30, 2007.

	Nine Months Ended September 30,		%
	2008	2007	Change
Oil sales volumes (Bbls)	41,702	34,253	22%
Average sales price per Bbl ($/Bbl)	$ 108.26	$ 64.82	67%

Natural gas sales volumes (Mcf)	97,593	108,218	(10)%
Average sales price per Mcf ($/Mcf)	$ 8.67	$ 5.99	45%
Production (BOE)	57,968	52,289	11%
Lifting cost per BOE	$ 28.65	$ 20.50	40%

Production expenses increased 55% or $588,628 to $1,660,699 for the nine-month period ended September 30, 2008 from the comparable 2007 period.  This was primarily due to the increase in new wells and cost associated with workovers and remedial repairs for the period ended September 30, 2008.  Depletion and depreciation expense increased 31% to $831,000, compared to $632,000 for the comparable 2007 period.  This was primarily due to the addition of the Apache Bromide and Sulimar properties we acquired in 2007.  As a result of additional wells  and workovers, lifting costs per BOE increased 40% or $8.15 to $28.65 for the nine months ended September 30, 2008.

General and administrative expense increased 8% or $38,614 to $493,689 for the nine-month period ended September 30, 2008 from the nine-month period ended September 30, 2007.  This was attributable primarily to an overall increase in administrative expenses, salaries and fees in the 2008 period slightly offset by the collection of a reserved joint interest billing receivable and reversal of the associated allowance of $44,624.

Interest expense increased $65,275 to $137,578 for the nine-month period ended September 30, 2008 from $72,303 for the comparable 2007 period due to the additional bank financing obtained in the second half of 2007.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,528,580 for the nine-month period ended September 30, 2008, as compared to cash flow provided by operating activities of $1,439,426 in the comparable 2007 period.  The increase in cash from operating activities was primarily due to an increase in net income for the period.

Cash flow used in investing activities was $1,806,392 for the nine-month period ended September 30, 2008 as compared to $2,086,440 used in investing activities for the comparable period ended September 30, 2007.  This was primarily due to the increase in acquisition of oil and natural gas properties in 2007.

Cash flow provided by financing activities for the nine months ended September 30, 2007, resulted primarily from bank financing and the exercise of stock options and the related income tax effects.  There were no financing activities during the nine months ended September 30, 2008, as we had no outstanding exercisable stock options during the period, nor did we require additional borrowings under our revolving credit arrangement.

PART I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At September 30, 2008 and September 30, 2007, there were no open positions.  We did not have any derivative transactions during the three or nine-month periods ending September 30, 2008 and 2007.

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

b)

There has been no change in our internal control over financial reporting during the three or nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended September 30, 2008.

There were no repurchases of equity securities during the three months ended September 30, 2008.

On October 6, 2008, the Board of Directors authorized the Company to repurchase shares of its common stock at an aggregate cost not to exceed $150,000.  The Company has repurchased 25,000 common shares at an aggregate price of $57,401 as of November 10, 2008.

.

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

Date: November 12, 2008	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer