Form 10-K
period 2008-12-31
FIELDPOINT PETROLEUM CORP
filed 2009-03-31
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32624
FIELDPOINT PETROLEUM CORPORATION
(Name of Small Business Issuer in Its Charter)

Colorado	84-0811034

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1703 Edelweiss Drive
Cedar Park, Texas 78613
(Address of Principal Executive Offices) (Zip Code)
(512) 250-8692
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act: (None)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 2009, was $9,032,427.
The number of shares outstanding of the registrant’s common stock as of March 30, 2009 are 8,546,175.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
Exhibits
See Part IV, Item 15.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that FieldPoint Petroleum Corp. and its subsidiaries (collectively, the “Company”, “we”, “us”, “our” or “ours”) expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and natural gas reserves, future drilling and operations, future production of oil and natural gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and natural gas prices, the Company’s drilling and acquisition results, the Company’s ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-K.
ITEM 1 — BUSINESS.
General
FieldPoint Petroleum Corporation, a Colorado corporation (the “Company”), was formed on March 11, 1980, to acquire and enhance mature oil and natural gas field production in the mid-continent and the Rocky Mountain regions. Since 1980, the Company had engaged in oil and natural gas operations and, in 1986, divested all oil and natural gas assets and operations. From December 1986, until its reverse acquisition on December 31, 1997, the Company had not engaged in oil and natural gas operations.
Reverse Acquisition — On December 22, 1997, the Company entered into an Agreement with Bass Petroleum, Inc., a Texas corporation (“BPI”), pursuant to which, on December 31, 1997, the Company acquired from the shareholders of BPI an aggregate of 8,655,625 shares of capital stock of BPI, in exchange for the issuance of 4,000,000 unregistered shares of the Company’s common stock. The transaction was treated, for accounting purposes, as an acquisition of FieldPoint Petroleum Corporation by Bass Petroleum, Inc. On December 31, 1997, the Company changed its name from Energy Production Company to FieldPoint Petroleum Corporation.
Business Strategy
The Company’s business strategy is to continue to expand its reserve base and increase production and cash flow through the acquisition of producing oil and natural gas properties. Such acquisitions will be based on an analysis of the properties’ current cash flow and the Company’s ability to profit from the acquisition. The Company’s ideal acquisition will include not only oil and natural gas production, but also leasehold and other working interests in exploration areas.

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
The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities. The Company’s capital resources are discussed more thoroughly in Part II, Item 7, in Management’s Discussion and Analysis.
Operations
As of December 31, 2008, the Company had varying ownership interest in 368 gross productive wells (98.33 net) located in five states. The Company operates 62 of the 368 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.
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
Competition
The oil and natural gas industry is highly competitive in all aspects. The Company competes with major oil companies, numerous independent oil and natural gas producers, individual proprietors, and investment programs. Many of these competitors possess financial and personnel resources substantially in excess of those which are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and define, evaluate, bid for and purchase a greater number of potential producing prospects that the Company’s own resources permit. The Company’s ability to generate resources will depend not only on its ability to develop existing properties but also on its ability to identify and acquire proven and unproven acreage and prospects for further exploration.

Environmental Matters and Government Regulations
The Company’s operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such matters have not had a material effect on operations of the Company to date, but the Company cannot predict whether such matters will have any material effect on its capital expenditures, earnings or competitive position in the future.
The production and sale of oil and natural gas are currently subject to extensive regulations of both federal and state authorities. At the federal level, there are price regulations, windfall profits tax, and income tax laws. At the state level, there are severance taxes, proration of production, spacing of wells, prevention and clean-up of pollution and permits to drill and produce oil and natural gas. Although compliance with their laws and regulations has not had a material adverse effect on the Company’s operations, the Company cannot predict whether its future operations will be adversely effected thereby.
Operational Hazards and Insurance
The Company’s operations are subject to the usual hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.
The Company maintains insurance of various types to cover its operations. The Company’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.
Administration
Office Facilities- The office space for the Company’s executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2008.
Employees- As of March 30, 2009, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.
ITEM 1A — RISK FACTORS.
Oil and gas operations are risky
We compete in the areas of oil and gas exploration, production, development and transportation with other companies, many of which may have substantially larger financial and other resources. The nature of the oil and gas business also involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures, the occurrence of any of which could result in losses to us. We maintain insurance against some, but not all, of these risks in amounts that management believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on our financial position.

A substantial decrease in oil and natural gas prices would have a material impact on us.
Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility will also affect our common stock price. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices, including but not limited to:
*	changes in the supply of and demand for oil and natural gas;

*	storage availability;

*	weather conditions;

*	market uncertainty;

*	domestic and foreign governmental regulations;

*	the availability and cost of alternative fuel sources;

*	the domestic and foreign supply of oil and natural gas;

*	the price of foreign oil and natural gas;

*	refining capacity;

*	political conditions in oil and natural gas producing regions, including the Middle East; and

*	overall economic conditions.
To counter this volatility we from time to time may enter into agreements to receive fixed prices on our oil and gas production to offset the risk of revenue losses if commodity prices decline; however, if commodity prices increase beyond the levels set in such agreements, we would not benefit from such increases.
Our business will depend on transportation facilities owned by others.
The marketability of our gas production will depend in part on the availability, proximity, and capacity of pipeline systems owned by third parties. Although we will have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather, and transport oil and natural gas.
Market conditions could cause us to incur losses on our transportation contracts.
Gas transportation contracts that we may enter into in the future may require us to transport minimum volumes of natural gas. If we ship smaller volumes, we may be liable for the shortfall. Unforeseen events, including production problems or substantial decreases in the price of natural gas, could cause us to ship less than the required volumes, resulting in losses on these contracts.

Estimating our reserves future net cash flows is difficult to do with any certainty.
There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included in this prospectus represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation, and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the Securities and Exchange Commission, and are inherently imprecise. There is no assurance that our present oil and gas wells will continue to produce at current or anticipated rates of production, or that production rates achieved in early periods can be maintained. Actual future production, cash flows, taxes, operating expenses, and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.
Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. A reduction in oil and natural gas prices not only would reduce the value of any proved reserves, but also might reduce the amount of oil and natural gas that could be economically produced, thereby reducing the quantity of reserves. Our reserves and future cash flows may be subject to revisions, based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, operating costs, and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition and operating results.
Acquiring interests in other properties involves substantial risks.
We evaluate and acquire interests in oil and natural gas properties which in management’s judgment will provide attractive investment opportunities for the addition of production and oil and gas reserves. To acquire producing properties or undeveloped exploratory acreage will require an assessment of a number of factors including:
*	Value of the properties and likelihood of future production;

*	Recoverable reserves;

*	Operating costs;

*	Potential environmental and other liabilities;

*	Drilling and production difficulties; and

*	Other factors beyond our control.
Such assessments will necessarily be inexact and uncertain. Because of our limited financial resources, we may not be able to evaluate properties in a manner that is consistent with industry practices. Such reviews, therefore, may not reveal all existing or potential problems, nor will they permit us to become sufficiently familiar with such properties to assess fully the deficiencies or benefits.

Operational risks in our business are numerous and could materially impact us.
Oil and natural gas drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We can make no assurance that wells in which we have an interest will be productive or that we will recover all or any portion of investment costs.
Our operations are also subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including, but not limited to, such hazards as:
*	Fires;

*	Explosions;

*	Blowouts;

*	Encountering formations with abnormal pressures;

*	Spills

*	Natural disasters;

*	Pipeline ruptures;

*	Cratering.
If any of these events occur in our operations, we could experience substantial losses due to:
*	injury or loss of life;

*	severe damage to or destruction of property, natural resources and equipment;

*	pollution or other environmental damage;

*	clean-up responsibilities;

*	regulatory investigation and penalties; and

*	other losses resulting in suspension of our operations.
In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above with a general liability limit of $1 million. We do not maintain insurance for damages arising out of exposure to radioactive material. Even in the case of risks against which we are insured, our policies are subject to limitations and exceptions that could cause us to be unprotected against some or all of the risk. The occurrence of an uninsured loss could have a material adverse effect on our financial condition or results of operations.
We must comply with environmental regulations.
Exploratory and other oil and natural gas wells must be operated in compliance with complex and changing environmental laws and regulations adopted by federal, state and local government authorities. The implementation of new, or the modification of existing, laws and regulations could have a material adverse affect on properties in which we may have an interest. Discharge of oil, natural gas, water, or other pollutants to the oil, soil, or water may give rise to significant liabilities to government and third parties and may require us to incur substantial cost of remediation. We may be required to agree to indemnify sellers of properties purchased against certain liabilities for environmental claims associated with those properties. We can give no assurance that existing environmental laws or regulations, as currently interpreted, or as they may be reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial conditions.

Environmental liabilities could adversely affect our business.
In the event of a release of oil, natural gas, or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs, and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:
*	from a well or drilling equipment at a drill site;

*	leakage from gathering systems, pipelines, transportation facilities and storage tanks;

*	damage to oil and natural gas wells resulting from accidents during normal operations; and

*	blowouts, cratering, and explosions.
In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.
Competition in the oil and natural gas industry is intense, and we are smaller and have a more limited operating history than many of our competitors.
We compete with major integrated oil and gas companies and independent oil and gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for properties and may be able to define, evaluate, bid for, and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.
The oil and natural gas industry is highly competitive.
The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and natural gas companies, individual proprietors and drilling programs.
Many of our competitors possess and employ financial and personnel resources far greater than those which are available to us. They may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. We must compete against these larger companies for suitable producing properties and prospects, to generate future oil and natural gas reserves.

Governmental regulations can hinder production.
Domestic oil and natural gas exploration, production and sales are extensively regulated at both the federal and state levels. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have legal authority to issue, and have issued, rules and regulations affecting the oil and natural gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states where we operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, discharging materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and natural gas industry increases its costs of doing business and consequently affects its profitability. Changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on our financial condition or results of operation.
Minority or royalty interest purchases do not allow us to control production completely.
We sometimes acquire less than the controlling working interest in oil and natural gas properties. In such cases, it is likely that these properties would not be operated by us. When we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income in ways we do not agree with.
Environmental regulations can hinder production.
Oil and natural gas activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved. We have inspections performed on our properties to assure environmental law compliance, but inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.
Government regulations could increase our operating costs.
Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas, as well as safety matters, which may changed from time to time in response to economic conditions. Matters subject to regulation by federal, state and local authorities include:
*	Permits for drilling operations;

*	The production and disposal of water;

*	Reports concerning operations;

*	Unitization and pooling of properties;

*	Road and pipeline construction;

*	The spacing of wells;

*	Taxation;

*	Production rates;

*	The conservation of oil and natural gas; and

*	Drilling bonds.
Many jurisdictions have at various times imposed limitations on the production of oil and natural gas by restricting the rate of flow for oil and natural gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although we believe it is in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future.

ITEM 1B — UNRESOLVED STAFF COMMENTS.
None.
ITEM 2 — PROPERTIES.
Principal Oil and Natural Gas Interests
Spraberry Trend, Midland, County Texas is a producing oil and natural gas field located 6 miles east of Midland Texas. The Company owns a 6% to 15% working interest in five oil and natural gas wells producing out of the Spraberry formation at a depth of approximately 7,000 feet.
Flying M Field, Lea County New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The Company owns a 39.25% working interest in two oil and natural gas wells producing out of the ABO formation at a depth of approximately 8,300 feet.
Sulimar Field, Chaves County New Mexico is a producing oil field located 35 miles north east of Artesia, New Mexico. The Company has a 100% working interest in 1 oil well producing out of the Queen formation at a depth of approximately 1,800 feet.
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
Loving North Morrow Field, Eddy County New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The Company owns a 4.3% — 12% working interest in three natural gas wells producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet.

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
Big Muddy Field, Converse County Wyoming is a producing oilfield located approximately thirty miles south of Casper, Wyoming. The Company owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of 3 oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.
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
Tuleta West Field, Bee County Texas, is a natural gas field located North of Corpus Christi, Texas. The Company owns a 5% working interest in one natural gas well producing from the Wilcox formation at a depth of approximately 12,000 feet.

Production
The table below sets forth oil and natural gas production from the Company’s net interest in producing properties for each of its last two fiscal years.

	Oil (bbl)		Gas (mcf)
Production by State	2008	2007	2008	2007
Louisiana	78	86	12,951	15,849
New Mexico	9,407	4,900	62,641	70,435
Oklahoma	31,325	27,738	22,515	23,091
Texas	8,101	8,941	36,876	30,017
Wyoming	6,642	5,896	—	—

TOTAL	55,553	47,561	134,983	139,392

The Company’s oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2008 and 2007, purchases by each of five customers, Dorado Oil Company, Pontotoc Production, Inc., Encore Acquisition Co., ConocoPhillips, and Quantum represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.
Productive Wells
The table below sets forth certain information regarding the Company’s ownership, as of December 31, 2008, of productive wells in the areas indicated.
Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	—	—	2	.24
New Mexico	5	2.19	5	1.38
Oklahoma	219	51.13	37	4.59
Texas	87	31.64	8	4.15
Wyoming	5	3.01	—	—

Total	316	87.97	52	10.36

[1]
A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

Drilling Activity
The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2008. The Company drilled one successful well in fiscal year 2008, the Stauss #1 well in Texas.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	—	—	—	—
New Mexico	—	—	—	—
Oklahoma	—	—	—	—
Texas	—	—	1	—
Wyoming	—	—	—	—

Total	—	—	1	—

Reserves
Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2008 and 2007. See Notes 10 and 11 to the Consolidated Financial Statements and the following discussion.
Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2007	746,694	2,037,906
Revisions of previous estimates	55,398	700,820
Extensions and discoveries	—	143,927
Purchase of minerals in place	130,718	—
Production	(47,561)	(139,392)

Estimated quantity, December 31, 2007	885,249	2,743,261
Revisions of previous estimates	(10,483)	(678,627)
Extensions and discoveries	70	78,230
Purchase of minerals in place	117,476	378,142
Production	(55,553)	(134,983)

Estimated quantity, December 31, 2008	936,759	2,386,023

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2008	713,984	222,775	936,759
December 31, 2007	769,319	115,930	885,249

Gas (Mcf)
December 31, 2008	1,802,767	583,256	2,386,023
December 31, 2007	1,785,240	958,021	2,743,261
Our proved oil and natural gas reserves as of December 31, 2008 have been estimated by Fletcher Lewis Engineering, Inc., and Lonquist and Co LLC and as of December 31, 2007 have been estimated by Fletcher Lewis Engineering, Inc. and Aluko & Associates, Inc, , consulting petroleum engineers. As defined in the Securities and Exchange Commission Rules, proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include considerations of changes in existing prices provided only by contractual arrangements but not on escalations based on future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques, such as fluid injections, are included in the “proved” classification when successful testing by a pilot project, or the operations of an installed program in the reservoir, provide support for the engineering analysis on which the project or program was based. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.
For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 11 to the Consolidated Financial Statements.
Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2008, or subsequently thereafter.
Title Examinations: Oil and Gas: As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties we own are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with our business.

We have purchased producing properties on which no updated title opinion was prepared. In some, but not all, cases, we have retained third party certified petroleum landmen to review title.
Acreage
The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2007. The category of “Undeveloped Acreage” in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	320	78	—	—
New Mexico	2,080	756	800	102
Oklahoma	8,826	1,300	200	19
Texas	2,472	548	1,360	1,000
Wyoming	560	268	2,306	2,360

Total	14,258	2,950	4,666	3,481

[1]
A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

ITEM 3 — LEGAL PROCEEDINGS.
None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Since September 20, 2005 the Company’s common stock has been traded and listed on the NYSE Alternext, formerly the American Stock Exchange, under the symbol “FPP.” Prior to September 20, 2005, the Company’s common stock was listed on the OTC bulletin board under the symbol FPPC. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
CLOSING BID

FISCAL 2007	HIGH	LOW

First Quarter	2.20	1.67
Second Quarter	2.19	1.78
Third Quarter	1.79	1.45
Fourth Quarter	1.20	1.09

FISCAL 2008	HIGH	LOW

First Quarter	1.39	.88
Second Quarter	7.29	1.07
Third Quarter	6.03	2.00
Fourth Quarter	2.55	1.40
At March 30, 2009, the approximate number of shareholders of record was 844. The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities
Issuer Purchases of Equity Securities

				(d)
				Maximum number
				(or approximate
			(c)	dollar value) of
			Total number of shares	shares (or units)
			(or units) purchased as	that may yet be
	(a)	(b)	part of publicly	purchased under
	Total number of shares	Average price paid per	announced plans or	the plans or
Period	(or units) purchased	share (or unit)	programs	programs
August 22, 2007 to September 30, 2007	65,000	$1.65	65,000	$107,343
October 1, 2007 to December 1, 2007	70,000	$1.52	70,000	$116,463
October 6, 2008 to December 31, 2008	69,000	$2.17	69,000	$149,756
Total	204,000		204,000	$373,562
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
On October 6, 2008, the Board of Directors authorized the Company to repurchase shares of its common stock at an aggregate cost not to exceed $150,000. The Company has repurchased 69,000 common shares at an aggregate price of $2.17 per share for a total of $149,756 as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available for
future
issuances
	Number of	Weighted	under equity
	securities to be	average	compensation
	issued upon	exercise price	plans
	exercise of	of outstanding	(excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected in
	and rights	rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

ITEM 6 — SELECTED FINANCIAL DATA.
We have set forth below certain selected financial data. The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2008	2007
Statements of Operations Data:

Total revenues	$6,593,299	$4,409,524
Operating expenses	5,492,926	3,583,654
Net income	590,391	558,078
Basic earnings per share	$0.07	$0.06

Shares used in computing basic earnings per share	8,608,305	8,611,228
Diluted earnings per share	$0.07	$0.06

Shares used in computing diluted earnings per share	8,608,305	8,664,650

	December 31,
	2008	2007
Balance Sheet Data:

Working capital	$1,388,981	$2,358,958
Total assets	12,792,802	14,260,185
Total liabilities	3,733,728	5,643,517
Stockholders’ equity	9,059,074	8,616,668

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with the Company’s Financial Statements, and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of FieldPoint Petroleum Corporation.
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
Results of Operations

	Years Ended December 31,
	2008	2007
Revenues:
Oil sales	$5,396,627	$3,389,059
Natural gas sales	1,067,610	862,131

Total	$6,464,237	$4,251,190

Sales volumes:
Oil (Bbls)	55,553	47,561
Natural gas (Mcf)	134,983	139,392

Total (BOE)	78,050	70,793

Average sales prices
Oil ($/Bbl)	$97.14	$71.26
Natural gas ($/Mcf)	7.91	6.19

Total ($/BOE)	$82.82	$60.05

	Years Ended December 31,
	2008	2007
Costs and expenses ($/BOE)
Lease operating	$23.82	$19.22
Production taxes	6.05	4.13
Depletion and depreciation	14.81	12.29
Impairment of oil and natural gas properties	15.65	3.91
Accretion of discount on asset retirement obligations	0.56	0.62
General and administrative	9.49	10.45

Total	$70.38	$50.62

Revenues
Oil and natural gas sales revenues increased by $2,213,047 or 52%, primarily due to increases in oil sales of $2,007,568. Oil sales increased due to both higher prices realized during 2008 as well as increased volumes. Higher prices contributed $1,231,225 to the increase in oil sales revenues, and increased production contributed an additional $776,343. Oil sales volumes increased by 17% primarily resulting from the acquisitions of the Apache Bromide Unit and Quinoco Sulimar consummated in 2007. Natural gas sales increased $205,479 or 24% due primarily to higher prices realized during 2008, offset by lower production resulting from normal declines. Oil and natural gas prices have been volatile during 2008 and the Company expects this to continue. FieldPoint’s oil and natural gas sales revenue will be highly dependent on commodity prices in 2009.
Lease Operating Expenses
Lease operating expenses increased by $498,633 or 37% due to a combination of increased costs and increased sales volumes. Costs increased by $4.60 per barrel equivalent (BOE) or 24% due primarily to repair and maintenance workovers incurred in 2008 as compared to 2007. Many of FieldPoint’s properties are mature and bear high operating expense. Increased costs per equivalent unit contributed approximately $359,153 of the increase in lease operating expense while increased sales volumes contributed approximately $139,480 of the increase.
Production Taxes
Production taxes increased $178,971 or 61%, primarily the result of increased oil and natural gas sales revenues as discussed above. Production taxes amounted to approximately 7% of oil and natural gas sales revenue during both 2008 and 2007. Management expects production taxes to range between 6.5% and 7.5% of oil and natural gas sales revenue.
Depletion and Depreciation

Depletion and depreciation expense increased by $285,168 or 33%. The increase in depletion and depreciation was primarily due to higher costs associated with properties acquired.
Impairment of Oil and Natural Gas Properties
Impairments recorded during 2008 were primarily the result of lower year-end commodity prices. As mentioned elsewhere in this Annual Report, the Company acquired the Apache Bromide during 2007 when commodity prices were higher than those in existence at the end of 2008. The impairments in 2008 related primarily to properties acquired during 2007. Impairment charges recorded during 2007 were primarily the result of writing off the investment in Palo Duro Basin unproved acreage since the Company abandoned plans to develop that property.

General and Administrative Expense
General and administrative expenses remained substantially constant. Significant components of general and administrative expenses include personnel-related costs and professional services fees. During 2008, there were increases in personnel related costs of approximately $50,000, offset by recovered bad debt expense resulting from the full collection of a long overdue joint interest billing receivable for which the Company had previously provided an allowance for doubtful accounts amounting to approximately $45,000. Management expects FieldPoint’s general and administrative expenses to remain relatively comparable between years.
Other Income (Expense)
The most significant components of other income and expense are interest expense and unrealized gain and loss on short-term investments. Interest expense increased by $42,562, or 38%, due primarily to higher outstanding borrowings under the line of credit during 2008 as compared to 2007. The Company borrowed approximately $2.5 million during 2007 to fund acquisitions. During 2008, FieldPoint repaid approximately $1.8 million of those amounts and accordingly management expects interest expense to decrease in 2009 unless the Company borrows additional funds. Short-term investments include certificates of deposit and investments in mutual funds. The value of the Company’s investment in mutual funds decreased by approximately $290,000 during 2008, resulting in a charge to earnings.
Liquidity and Capital Resources
Cash flow provided by operating activities was approximately $3.0 million for the year ended December 31, 2008, compared to $2.5 million for the year ended December 31, 2007. The increase in cash flow from operating activities was primarily due to the increase in the results of oil and natural gas operations.
During 2008, FieldPoint used its operating cash flow along with cash on hand to fund $2.1 million of acquisition and development of oil and natural gas properties, to repay $1.8 million of amounts outstanding under the Company’s revolving line of credit, and to repurchase an aggregate of 69,000 shares of FieldPoint common stock for a total purchase price of $149,756. The repurchases were undertaken pursuant to a stock buy-back program approved by the Board of Directors. Management continuously searches for opportunities to make cost-effective acquisitions of oil and natural gas properties. Further, management evaluates the market price and trading volume of FieldPoint’s common stock and may repurchase shares if capital is available and management believes that such repurchase would be advantageous to the Company and its stockholders.
Capital Requirements
Management believes the Company will be able to meet its current operating needs through internally generated cash from operations and borrowings under the Company’s revolving credit facility. As of December 31, 2008, the Company had working capital of approximately $1.3 million and $5.3 million of borrowings available under its line of credit based on a borrowing base of $7.0 million. The borrowing base is subject to redetermination based on the value of proved reserves, and could be decreased during 2009.
Although the Company had no significant commitments for capital expenditures at December 31, 2008, management anticipates continued investments in oil and natural gas properties during 2009. If bank credit is not available, FieldPoint may not be able to continue to invest in strategic oil and natural gas properties. Management cannot predict how oil and natural gas prices will fluctuate during 2009 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The timing of most capital expenditures is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Contractual Obligations and Commitments
We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:
Obligation Due in Period

Cash Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Credit facility (secured)	$—	$1,699	$—	$—	$—	$—	$1,699
Interest on credit facility	51	40	—	—	—	—	91
Facilities and office leases	—	—	—	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—

Total	$51	$1,739	$—	$—	$—	$—	$1,790

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2008 and December 31, 2007, there were no open positions. We did not have any derivative transactions during 2008 or 2007.
Critical Accounting Policies and Estimates
Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Item 8. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
Impairment of Oil and Natural Gas Properties
We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There was $1,221,775 in impairments of oil and natural gas properties during 2008 and $276,635 in impairments of oil and natural gas properties during 2007.
Reporting Requirements
Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and the American Stock Exchange, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act of 2002 requires the commitment of significant managerial resources. We conclude that our internal control over financial reporting was effective as of December 31, 2008.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.
SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years. The Company adopted SFAS 157 on January 1, 2008, and its adoption did not have a material impact on its consolidated financial position and results of operations.
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and its adoption did not have a material impact on our financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, is reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted FIN 48 on January 1, 2007 and its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 5.
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009. The adoption of the provisions of FAS 141(R) and FAS 160 will affect our accounting for future business combinations if such combinations occur.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See “Index to Financial Statements” on page F-1 of this report.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A — CONTROLS AND PROCEDURES.
a)
The Company’s Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.
ITEM 9B — OTHER INFORMATION.
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)
Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	47	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	66	Director	July 1997-present
Karl W. Reimers	67	Director	October 2004-present
Dan Robinson	61	Director	August 2004-present
Mel Slater	67	Director	January 2003-present
Debra Funderburg	50	Director	February 2006-present
Mr. Reaves, age 47, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc. gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.
Roger D. Bryant, age 66, has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently a Founder and Partner of Co-Partners, LLC, a business consulting firm. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc., Chief Executive Officer of International Gateway Exchange, President and Chairman of Dial-thru International, Inc., President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation, and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.
Mr. Reimers, age 67, is a CPA and has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 to the present. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also served as Vice President of Accounting for OKC Corp. a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants from 1973 to 1975, and he has a MBA from the University of Texas at Arlington.

Mr. Robinson, age 61, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.
Mel Slater, age 66, has been a Director of the Company since January 1, 2003. From April 2003 to June 2005 Dr. Slater has served as President of National ICT Australia. Prior to joining National ICT Dr. Slater spent more than 25 years with leading technology firms including Gemplus and Motorola. At Motorola, he served in a number of positions including Vice President and General Manager, Global Software Group Americas, Vice President and Director of Motorola’s Arizona Technology Laboratories and as Motorola’s Corporate Director of Software. Dr. Slater has managed operations in over ten countries.
Debra Funderburg, age 50, has been a Director of the Company since February 6, 2006. From September 2007 to the present she has served as Vice President of Business Development for Sanchez Oil & Gas. From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P. From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey. From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.
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

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than the Board of Directors believes could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.
Meetings and Committees of the Board of Directors
a.	Meetings of the Board of Directors
During the fiscal year ended December 31, 2008, five meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.
Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors. Ms. Funderburg receives a $12,000 annual retainer and is reimbursed for all expenses and received 10,000 shares of FieldPoint Petroleum Corp in 2006 for her service as a board member.
b.	Committees
The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.
During the year ended December 31, 2008, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee.
Audit Committee
The audit committee was composed of the following directors:
Karl W. Reimers, Chairman
Dan Robinson
Roger D. Bryant
The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are “independent” within the meaning of the American Stock Exchange’s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

Karl Reimers, a member of the audit committee, qualifies as an “audit committee financial expert” within the meaning of Item 401(e)(2) of Regulation SB.
During the fiscal year ended December 31, 2008 the audit committee had four meetings. The committee is responsible for accounting and internal control matters. The audit committee:
•	reviews with management, the external consultants and the independent auditors policies and procedures with respect to internal controls;

•	reviews significant accounting matters;

•	approves any significant changes in accounting principles of financial reporting practices;

•	reviews independent auditor services; and

•	Recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.
In addition to its regular activities, the committee is available to meet with the independent accountants, external consultants whenever a special situation arises.
The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.
Audit Committee Report
The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Commission.
By the Audit Committee
Karl Reimers
Dan Robinson
Roger Bryant
Compensation Advisory Committee
The compensation advisory committee is currently composed of the following directors:
Dan Robinson, Chairman
Karl Reimers
Mel Slater
The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are “independent” within the meaning of the American Stock Exchange’s listing standards. For this purpose, a compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended December 31, 2008 the compensation advisory committee had two meetings. The compensation advisory committee:
•
Recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

•	administers our compensation plans for the same executives;

•	determines equity compensation for all employees;

•	reviews and approves the cash compensation and bonus objectives for the executive officers; and

•	reviews various matters relating to employee compensation and benefits.
Nomination Committee
The nomination committee was composed of the following directors:
Roger D. Bryant, Chairman
Karl Reimers
Mel Slater
Of the currently serving three members Messrs. Bryant, Reimers and Slater, would each be deemed to be independent within the meaning of the American Stock Exchange’s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.
The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company’s principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2009.
The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company’s activities.
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
Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company’s independent, outside disinterested directors.
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
COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the American Stock Exchange. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2008, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11 — EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2008 to the Company’s Chief Executive Officer (“CEO”) ( the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.
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
We structure total direct compensation to the named executive officers so that most of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. I n the following sections, we further detail each component of total direct compensation.
Components of Compensation. For the year ended December 31, 2008, the sole component of compensation for the CEO was base salary. We did provide additional compensation in the form of annual incentive bonus and perquisites.

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
The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer (“CEO”), and the Company’s four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company’s last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE

						Non
						equity
						Incentive	Nonqualified
						Plan	Deferred	All Other
				Stock	Options	Compensa	Compensation	Compensa-
Name and Principal Position	Year	Salary ($)	Bonus	Awards	Awards	-tion	Earnings	tion	Total
Ray D. Reaves, CEO, President	2008	$225,000	$25,000	—	—	—	—	—	$250,000
Ray D. Reaves, CEO, President	2007	$192,000	$50,000	—	—	—	—	—	$242,000
Ray D. Reaves, CEO, President	2006	$192,000	$0	—	—	—	—	—	$192,000
The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards;
								Plan	Market or
								Awards;	Payout
			Equity					Number of	Value of
			Incentive					Unearned	Unearned
			Plan			Number of	Market	Shares,	Shares,
			Awards;			Shares or	Value of	Units or	Units or
	Number of	Number of	Number of			Units of	Shares of	Other	Other
	Securities	Securities	Securities			Stock	Units	Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	Have	Have
	Options	Options	Unearned	Exercise	Exercise	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
Ray Reaves	- 0 -	- 0 -	—	—	—	- 0 -	—	—	—

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:
DIRECTOR COMPENSATION TABLE

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Roger Bryant	$11,000	—	—	—	—	11,000	$22,000
Mel Slater	$11,000	—	—	—	—	—	$11,000
Karl Reimers	$11,000	—	—	—	—	750	$11,750
Dan Robinson	$11,000	—	—	—	—	—	$11,000
Debra Funderburg	$22,000	—	—	—	—	—	$22,000
Option Grants Table
There were no stock option grants for fiscal years ended December 31, 2007 and 2008.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information with respect to beneficial ownership of our common stock by:
*	each person who beneficially owns more than 5% of the common stock;

*	each of our executive officers named in the Management section;

*	each of our Directors; and

*	all executive officers and Directors as a group.
The table shows the number of shares owned as of March 30, 2008 and the percentage of outstanding common stock owned as of March 30, 2008. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address	Amount and Nature
Of Beneficial Owner(2)	of Beneficial Owner		Percent of Class(1)
Ray D. Reaves	3,160,000	(3)	35.5%
Mel Slater	356,000	(4)	4.0%
Roger D. Bryant	26,000		*
Dan Robinson	96,000		1.1%
Karl Reimers	62,000		*

Debbie Funderburg	16,000		*

All Officers and Directors as a Group (6 persons)	3,716,000		41.7%

*	indicates less than 1%

(1)
The percentages shown are calculated based upon 8,910,175 shares of common stock issued at March 30, 2009. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)	Unless otherwise stated, the beneficial owner’s address is 1703 Edelweiss Drive, Cedar Park, Texas 78613.

(3)
Includes 160,000 shares held by Bass Petroleum, Inc., of which Mr. Reaves is executive officer. Mr. Reaves disclaims beneficial ownership of these shares for purposes of Section 16 of the Exchange Act.

(4)	Includes 320,000 shares of common stock held in a trust.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis. The Company also paid Roger Bryant, a director, $11,000 and Karl Reimers $750 in consulting fees for services in 2008 and $11,500 to Roger Bryant during 2007,
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
In the last two fiscal years, we have retained Hein & Associates LLP (“Hein”) as our principal accountants. Hein audited our consolidated financial statements for fiscal 2008 and 2007. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.
After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company’s principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.
The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2008	2007
Audit fees — audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$82,200	$82,600
Audit-related fees — related to the performance of audit or review of financial statements not reported under “audit fees” above	—	8,700
Tax fees — tax compliance, tax advice and tax planning	20,600	17,800

All other fees — services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$102,800	$109,100

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

3.1		Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2	(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company’s 10-KSB for the year ended December 31, 1997.)

3.3		Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1		Plan of Exchange (incorporated by reference to the Company’s definitive proxy statement dated December 8, 1997).

10.1		Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company’s 10-QSB/A for the quarter ended September 30, 2000.)

10.2
Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company’s 10-KSB for the year ended December 31, 2000.)

10.3
Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (incorporated by reference to the Company’s 10-KSB for the year ended December 31, 2000.)

10.4		Audit Committee Charter adopted by the Company on March 28, 2001(incorporated by reference to the Company’s 10-KSB for the year ended December 31, 2000.)

10.5		Consulting Agreement dated November 13, 2001 between FieldPoint Petroleum Corp. and TRG Group LLC. (incorporated by reference to the Company’s 10-QSB for the quarter ended September 30, 2001.)

10.7
Loan and Security Agreement with CitiBank, N.A., dated October 18, 2006 (incorporated by reference from the Company’s current report on Form 8k dated October 18, 2006 as filed with the Commission on October 20, 2006.)

10.6
Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.

14.		Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31.		Certification required by Section 13a-14(a) of the Exchange Act.

32.		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant)
Date: March 30, 2009	By:	/s/ Ray Reaves
Ray Reaves, President
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ray Reaves	Date: March 30, 2009

President, Chief Executive Officer,
Director, Chairman, Chief Financial Officer

By:	/s/ Roger D. Bryant	Date: March 30, 2009

Roger D. Bryant
Director

By:	/s/ Dan Robinson	Date: March 30, 2009

Dan Robinson
Director

By:	/s/ Karl W. Reimers	Date: March 30, 2009

Karl W. Reimers
Director

By:	/s/ Mel Slater	Date: March 30, 2009

Mel Slater
Director

By:	/s/ Debra Funderburg	Date: March 30, 2009

Debra Funderburg
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Cedar Park, Texas
We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
/S/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 27, 2009

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$423,632	$1,484,469
Short-term investments	554,852	801,533
Accounts receivable:
Oil and natural gas sales	368,447	521,430
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	191,486	140,604
Income taxes receivable	274,900	117,600
Deferred income tax asset — current	75,500	—
Prepaid expenses and other current assets	54,744	31,870

Total current assets	1,943,561	3,097,506

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	17,557,107	15,425,289
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(6,797,114)	(4,420,226)

Net property and equipment	10,849,241	11,094,311

LONG-TERM JOINT INTEREST BILLING RECEIVABLE, less allowance for doubtful accounts of $44,624 at December 31, 2007	—	68,368

Total assets	$12,792,802	$14,260,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$412,895	$587,911
Oil and natural gas revenues payable	141,685	136,437
Deferred income taxes-current	—	14,200

Total current liabilities	554,580	738,548

LONG-TERM DEBT	1,699,125	3,489,125
DEFERRED INCOME TAXES	705,000	739,500
ASSET RETIREMENT OBLIGATION	775,023	676,344

Total liabilities	3,733,728	5,643,517

COMMITMENTS (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 shares issued, each period; 8,546,175 and 8,615,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,571,809
Retained earnings	4,788,555	4,198,164
Treasury stock, 364,000 and 295,000 shares, respectively, at cost	(392,162)	(242,406)

Total stockholders’ equity	9,059,074	8,616,668

Total liabilities and stockholders’ equity	$12,792,802	$14,260,185

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2008	2007
REVENUE:
Oil and natural gas sales	$6,464,237	$4,251,190
Well operational and pumping fees	88,062	120,334
Disposal fees	41,000	38,000

Total revenue	6,593,299	4,409,524

COSTS AND EXPENSES:
Lease operating expenses	1,859,319	1,360,686
Production taxes	471,752	292,781
Depletion and depreciation	1,155,237	870,069
Impairment of oil and natural gas properties	1,221,775	276,635
Accretion of discount on asset retirement obligations	44,000	43,768
General and administrative	740,843	739,715

Total costs and expenses	5,492,926	3,583,654

OPERATING INCOME	1,100,373	825,870

OTHER INCOME (EXPENSE):
Interest income	17,322	12,242
Interest expense	(156,197)	(113,635)
Unrealized gain (loss) on short-term investments	(289,857)	29,571
Miscellaneous income	32,250	35,530

Total other income (expense)	(396,482)	(36,292)

INCOME BEFORE INCOME TAXES	703,891	789,578

INCOME TAX PROVISION — current	(237,700)	(125,800)
INCOME TAX PROVISION — deferred	124,200	(105,700)

TOTAL INCOME TAX PROVISION	(113,500)	(231,500)

NET INCOME	$590,391	$558,078

EARNINGS PER SHARE:
BASIC	$0.07	$0.06

DILUTED	$0.07	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,608,305	8,611,228

Diluted	8,608,305	8,664,650

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2007	8,747,175	$87,471	$4,368,350	$3,640,086	160,000	$(18,600)	$8,077,307

Purchase of treasury shares	—	—	—	—	135,000	(223,806)	(223,806)

Exercise of common stock options and warrants	133,000	1,330	85,120	—	—	—	86,450

Income tax benefit on exercise of stock options	—	—	60,600	—	—	—	60,600

Share based compensation	30,000	300	57,739	—	—	—	58,039

Net income	—	—	—	558,078	—	—	558,078

BALANCES, December 31, 2007	8,910,175	89,101	4,571,809	4,198,164	295,000	(242,406)	8,616,668

Purchase of treasury shares	—	—	—	—	69,000	(149,756)	(149,756)

Share based compensation	—	—	1,771	—	—	—	1,771

Net income	—	—	—	590,391	—	—	590,391

BALANCES, December 31, 2008	8,910,175	$89,101	$4,573,580	$4,788,555	364,000	$(392,162)	$9,059,074

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$590,391	$558,078
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss (gain) on short-term investments	289,857	(29,571)
Depletion and depreciation	1,155,237	870,069
Impairment of oil and gas properties	1,221,775	276,635
Deferred income taxes	(124,200)	105,700
Accretion of discount on asset retirement obligations	44,000	43,768
Share-based compensation	1,771	58,039
Changes in assets and liabilities:
Accounts receivable	170,469	(60,127)
Income taxes receivable	(157,300)	61,400
Prepaid expenses and other current assets	(22,874)	24,638
Accounts payable and accrued expenses	(175,016)	535,469
Oil and natural gas revenues payable	5,248	22,806
Other	(124)	—

Net cash provided by operating activities	2,999,234	2,466,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(712,038)	(417,671)
Acquisitions of oil and natural gas properties	(1,365,101)	(3,580,747)
Purchase of short-term investments	(43,176)	—

Net cash used in investing activities	(2,120,315)	(3,998,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,500,000
Repayments of long-term debt	(1,790,000)	(10,875)
Proceeds from exercise of options and warrants	—	86,450
Income tax benefit on exercise of stock options	—	60,600
Purchase of treasury shares	(149,756)	(223,806)

Net cash provided by (used in) financing activities	(1,939,756)	2,412,369

NET (DECREASE) INCREASE IN CASH	(1,060,837)	880,855

CASH, beginning of year	1,484,469	603,614

CASH, end of the year	$423,632	$1,484,469

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$156,197	$113,635

Cash paid during the year for income taxes	$350,000	$—

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2008.
Consolidation Policy
Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bass Petroleum, Inc. and Raya Energy Corp. All material intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, we maintain deposit balances in excess of FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.
Short Term Investments
Short term investments consist primarily of certificates of deposit with original maturities greater than three months and holdings in mutual funds with readily determinable fair values. These investments are bought and held principally, for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains in other income. All realized gains are included in other income.
Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2008	2007
Mineral interests in properties:
Unproved properties	$919,771	$850,000
Proved properties	12,428,793	11,293,011
Wells and related equipment and facilities	4,208,543	3,282,278

Total costs	17,557,107	15,425,289
Less accumulated depletion and depreciation	(6,717,432)	(4,348,544)

	$10,839,675	$11,076,745

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells do not find proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells found proved reserves at December 31, 2008 or 2007. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2008, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depletion and depreciation with a resulting gain or loss recognized in income.
Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $1,147,237 and $862,405 for the years ended December 31, 2008 and 2007, respectively.
Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded an impairment of $98,040 during the year ended December 31, 2007 related to our assessment of unproved properties. The impairment resulted from our decision to abandon certain leaseholds in the Hutt Field located in McMullen County, Texas. No impairment of unproved properties was recorded during the year ended December 31, 2008.
Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. We recorded an impairment of $1,221,775 during the year ended December 31, 2008 and $178,595 during the year ended December 31, 2007 on our proved oil and natural gas properties. The impairment was the result of lower oil and natural gas prices at December 31, 2008 and cessation of production on certain wells in McMullen County, Texas in 2007.
On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such allowance was indicated at December 31, 2007 or 2008. As of December 31, 2008, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2008, we had balances due from two customers which were 10% or more of our accounts receivable related to crude oil and natural gas production. These two customers accounted for 20% of accounts receivable at December 31, 2008. At December 31, 2007, we had balances due from four customers which were 10% or more of our accounts receivable related to crude oil and natural gas production. These four customers accounted for 58% of accounts receivable at December 31, 2007. In the event that one or more of these significant customers ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships would result in the replacement of one or more lost customers.
Joint Interest Billings Receivable and Oil and Natural Gas Revenues Payable
Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company’s share of the cost is recorded. We often have the ability to offset amounts due against the participant’s share of production from the related property.
The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was $99,192 at December 31, 2008 and 2007.
Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.
The Company had a net long-term joint interest billing receivable in the amount of $68,368 from a company in receivership at December 31, 2007. The balance was collected in 2008 and the associated reserve of $44,624 was credited to general and administrative expense.
Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $8,000 and $7,664 for the years ended December 31, 2008 and 2007, respectively.
Asset Retirement Obligations
Our financial statements reflect the fair value for our asset retirement obligations, consisting of future plugging and abandonment expenditures related to our oil and natural gas properties, which can be reasonably estimated. The asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the consolidated balance sheets. Periodic accretion of the discount of the estimated liability is recorded as an expense in the consolidated statements of operations.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2008	2007

Asset retirement obligation at January 1,	$676,344	$585,628

Accretion of discount	44,000	43,768

Liabilities incurred during the year	54,679	46,948

Liabilities settled during the year	—	—

Asset retirement obligation at December 31,	$775,023	$676,344

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.
Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $524,551 and $322,246 for the years ended December 31, 2008 and 2007, respectively.
Use of Estimates and Certain Significant Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described above may affect the amount at which oil and natural gas properties are recorded. The Company’s allowance for doubtful accounts is a significant estimate and is based on management’s estimates of uncollectible receivables. The asset retirement obligations require estimates of future plugging and abandonment expenditures. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.
Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in estimates of proved reserves may result from lower prices, evaluation of additional operating history, mechanical problems at our wells and catastrophic events such as explosions, hurricanes and floods. Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our proved reserve estimates are a function of many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of oil and natural gas actually produced.
Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2008 and 2007.
We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser receives or collects the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty-five days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that accounts receivable from those purchasers are collectible.
We sold our crude oil and natural gas production to several independent purchasers. During the year ended December 31, 2008, we had sales of 10% or more of our total oil and natural gas sales revenue to five customers which represented 82% of total oil and natural gas sales revenue for the year ended December 31, 2008. During the year ended December 31, 2007, we had sales of 10% or more of our total oil and natural gas sales revenue to four customers representing 64% of total oil and natural gas sales revenue for the year ended December 31, 2007.
Comprehensive Income
The Company has no elements of comprehensive income other than net income.
Share-Based Compensation
We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite grant-date service period based on the grant-date fair value.
Fair Value Measurement
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

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investments-grade corporate bonds, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.
Our short-term investments are measured at fair value on a recurring basis by level 1, within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.
Financial Instruments
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
SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years. The Company adopted SFAS 157 on January 1, 2008, and its adoption did not have a material impact on its consolidated financial position and results of operations.
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No.159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and its adoption did not have a material impact on our financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, is reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted FIN 48 on January 1, 2007 and its adoption did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 5.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009. The adoption of the provisions of FAS 141(R) and FAS 160 will affect our accounting for future business combinations if such combinations occur.
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
2.	Acquisition of Oil and Natural Gas Properties
On June 16, 2008, the Company was the successful bidder for the acquisition of various working and net revenue interests in the Spraberry Trend properties located in Midland County, Texas and the Flying M field located in Lea County, New Mexico, with an effective date of July 1, 2008. The working interests range from 6.5% to 39.25% and the net revenue interests range from 5.69% to 29.44%. The purchase price for the interests was $1,295,330 and was paid from the Company’s cash on hand.
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
On July 31, 2007, the Company was the successful bidder for the acquisition of a 25.23150% working interest and a 22.077% net revenue interest in the Apache Bromide Unit located in Caddo County, Oklahoma. The purchase price for the interest was $1,880,611, of which $1,000,000 was drawn on the Company’s line of credit and the balance paid from cash on hand.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma information is presented as if the interest in the Apache Bromide Unit and the Sulimar properties had been acquired on January 1, 2007.

Pro Forma
Results For The
Year Ended
December 31,
2007
(unaudited)

Revenues	$5,297,580
Net income	$816,019
Net income per share — basic (net of tax)	$0.09
Net income per share — diluted (net of tax)	$0.09
3.	Related Party Transactions
The Company leases office space from its President. Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2008 and 2007, respectively. The Company also paid Roger Bryant, a director, $11,000 in consulting fees for services in 2008 and $11,500 during 2007. The Company also paid Karl Reimers $750 in consulting fees in 2008.
4.	Long-Term Debt
The Company has a line of credit with a bank with a borrowing base of $7,000,000 at December 31, 2008 with interest ranging from prime to prime less one half point (3.00% and 6.75% at December 31, 2008 and 2007, respectively), requiring monthly interest-only payments until maturity on October 18, 2010. All outstanding principal is due at maturity. This note is collateralized by substantially all oil and natural gas properties. Total amounts outstanding under the line of credit were $1,699,125 and $3,489,125 at December 31, 2008 and 2007, respectively. The Company has certain financial covenants and ratios in its debt agreement. These financial covenants include current ratio, leverage ratio, and interest coverage ratio requirements. At December 31, 2008 and 2007, the Company was in compliance with all financial covenants.
5.	Income Taxes
Our provision for income taxes comprised the following during the years ended December 31:

	2008	2007
Current:
Federal	$195,700	$101,400
State	42,000	24,400

Total current	237,700	125,800
Deferred:
Federal (benefit)	(124,200)	105,700
State	—	—

Total deferred (benefit)	(124,200)	105,700

Total income tax provision	$113,500	$231,500

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2008 and 2007 as follows:

	2008	2007
Statutory rate	34%	34%
State taxes, net of federal benefit	3%	3%
Other differences	(21%)	(8%)

Effective rate	16%	29%

Other differences relate to 2008 permanent differences, primarily tax depletion in excess of basis.
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $705,000 and $739,500 at December 31, 2008 and 2007, respectively. At December 31, 2008, $75,500 of deferred taxes expected to be settled during 2009 was included in current assets. At December 31, 2007, $14,200 of deferred taxes expected to be settled in 2008 was included in current liabilities. Significant components of net deferred tax assets and liabilities are:

	December 31,
	2008	2007
Deferred tax assets:
Asset retirement obligation	$247,000	$230,600
Unrealized loss on marketable securities	39,000	—
Depletion carryover	8,000	19,900
Allowance for doubtful accounts	36,500	52,700

Total deferred tax assets	330,500	303,200

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(960,000)	(990,000)
Unrealized gain on marketable securities	—	(66,900)

Total deferred tax liabilities	(960,000)	(1,056,900)

Net deferred tax liability	$(629,500)	$(753,700)

At December 31, 2008, the Company had available depletion carryforwards totaling approximately $77,000 which may be used to reduce future taxable income and do not expire.
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the year ended December 31, 2008.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2008 and 2007, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.
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
Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share	$590,391	$558,078

Denominator:
Denominator for basic net income per share — weighted average shares	8,910,175	8,832,734

Denominator for diluted net income per share
Weighted average shares outstanding	8,910,175	8,832,734
Dilutive effect of stock options, treasury method	—	53,422

Diluted weighted average shares	8,910,175	8,886,156

Basic net income per share	$0.07	$0.06

Diluted net income per share	$0.07	$0.06

7.	Share-Based Compensation
From time to time, the Company grants stock options under a non-qualified stock option plan to its employees and directors. 133,000 exercisable stock options were outstanding at January 1, 2007, all of which were exercised during the year ended December 31, 2007.
During the years ended December 31, 2008 and 2007, no stock options were granted or vested. The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised was approximately $166,130 during the year ended December 31, 2007. There was a tax benefit of $60,600 recognized related to the exercise of options for the year ended December 31, 2007. Cash received from stock options exercised during the year ended December 31, 2007 was $86,450.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Stockholders’ Equity
During the year ended December 31, 2007, the Company issued 30,000 restricted shares of its common stock to directors in lieu of compensation. The restricted shares were 100% vested upon issuance.
During the year ended December 31, 2006, the Company issued 10,000 restricted shares of its common stock to a director in lieu of compensation. The restricted shares vested and became unrestricted over two years from the grant date as follows:

2,500 shares	August 2006
2,500 shares	February 2007
5,000 shares	August 2008
The Company recognized $1,771 and $58,039 compensation expense related to the shares issued during 2008 and 2007, respectively.
During the year ended December 31, 2008, the Company repurchased 69,000 of its common shares for a total cost of $149,756. During the year ended December 31, 2007, the Company repurchased 135,000 of its common shares for a total cost of $223,806.
9.	Environmental Issues
The Company is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.
10.	Commitments
As of December 31, 2008 and 2007, the Company had a $10,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by a certificate of deposit in the same amount.
In 2001, the Company entered into an executive employment agreement with its president and CEO. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.
On October 24, 2008, our Board of Directors approved a Performance Based Bonus Program (the “Bonus Program”) for our President and Chief Executive Officer. The Bonus Program is calculated and paid annually based on four performance parameters: 1) annual reserve additions from drilling and acquisitions, 2) growth in annual production, 3) growth in annual year over year earnings (before taxes and bonus), and 4) other notable achievements as the Board may recognize from time to time which are not easily quantifiable in the first three parameters. Bonus awards of up to 50% of annual base salary may be achieved in each of the first three categories and up to 10% in the fourth category provided that the maximum bonus award for any year may not exceed 150% of base salary which is currently $225,000. We awarded $45,750 to our President and Chief Executive Officer under the Bonus Program in 2008.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	Years Ended December 31,
	2008	2007
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$69,771	$450,000
Acquisition of proved properties	1,295,330	3,130,747
Exploration costs	—	—
Development costs	712,038	417,671

Total costs incurred	$2,077,139	$3,998,418

Set forth below is certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2008	2007
Oil and natural gas sales	$6,464,237	$4,251,190
Well operational and pumping fees	88,062	120,334
Disposal fee revenue	41,000	38,000
Production costs	(2,331,071)	(1,653,467)
Exploration expense	—	—
Depletion and depreciation expense	(1,147,237)	(862,405)
Impairment expense	(1,221,775)	(276,635)
Accretion of discount on asset retirement obligations	(44,000)	(43,768)
Income tax expense	(638,000)	(426,000)

Results of operations	$1,211,216	$1,147,249

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil	Gas
	(Barrels)	(MCF)

Balance, January 1, 2007	746,694	2,037,906

Revisions of previous estimates	55,398	700,820
Extensions and discoveries	—	143,927
Purchase of minerals in place	130,718	—
Production	(47,561)	(139,392)

Balance, December 31, 2007	885,249	2,743,261

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Oil	Gas
	(Barrels)	(MCF)

Revisions of previous estimates	(10,483)	(678,627)
Extensions and discoveries	70	78,230
Purchase of minerals in place	117,476	378,142
Production	(55,553)	(134,983)

Balance, December 31, 2008	936,759	2,386,023

Proved developed reserves, December 31, 2008	713,984	1,802,767

Proved developed reserves, December 31, 2007	769,319	1,785,240

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
Year Ended December 31, 2007
We purchased a working interest in an oil property located in the Sulimar field in Chaves County, New Mexico during 2007. We also purchased a working interest and a net revenue interest in the Apache Bromide unit located in Caddo County, Oklahoma during 2007. These purchases account for the additional quantities listed under purchases of minerals in place. We completed the Cronos No. 1 and the Hermes Fee 1 properties in New Mexico during 2007, which was the primary reason for the quantities listed under extensions and discoveries. The average natural gas price attributable to our proved reserves increased from $5.49 per Mcf at December 31, 2006 to $6.63 per Mcf at December 31, 2007, which was the primary reason for the increased quantities listed under revisions of previous estimates.
Year Ended December 31, 2008
We purchased various working interests in oil and natural gas properties located in the Spraberry Trend and Flying M fields located in Midland County, Texas and Lea County, New Mexico, respectively, effective July 1, 2008. These purchases account for the additional quantities listed under purchase of minerals in place. We completed the Stauss property during the fourth quarter of 2008, which was the primary reason for the quantities listed under extensions and discoveries. The average natural gas price attributable to our proved reserves decreased from $6.63 per Mcf at December 31, 2007 to $5.21 at December 31, 2008 and the average price of oil per barrel was approximately $43.60 at December 31, 2008 compared to $91.09 at December 31, 2007, which were the primary reasons for the decreased quantities listed under revisions of previous estimates.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
The standardized measure of discounted future net cash flows at December 31, 2008 and 2007, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at year end. The average oil price per barrel was approximately $43.60 and $91.09 at December 31, 2008 and 2007, respectively. The average natural gas price per MMBtu was approximately $5.21 and $6.63 at December 31, 2008 and 2007, respectively, in thousands.

	Years Ended December 31,
	2008	2007
Future cash inflows	$52,368	$98,588
Future production costs	(19,584)	(26,611)
Future development cost	(3,434)	(878)
Future income taxes	(8,437)	(23,325)

Future net cash flows	20,913	47,774
10% annual discount	(10,711)	(21,931)

Standardized measure of discounted future net cash flows	$10,202	$25,843

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and natural gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2008	2007
Balance, beginning of year	$25,843	$14,374
Sales of oil and natural gas produced, net of production costs	(4,133)	(2,636)
Purchase of minerals in place	2,244	3,808
Extensions and discoveries	163	699
Net changes in prices and production costs	(21,740)	9,964
Net changes in future development costs	(1,920)	(32)
Revisions and other changes	(1,303)	3,752
Accretion of discount	3,247	1,961
Net change in income taxes	7,801	(6,047)

Balance, end of year	$10,202	$25,843

***********

EXHIBIT INDEX

31.	Certification required by Section 13a-14(a) of the Exchange Act.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.