Form 10-Q
period 2009-03-31
FIELDPOINT PETROLEUM CORP
filed 2009-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]

Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No    X

As of May 12, 2009, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,546,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 382,634	$ 423,632
Short-term investments	480,256	554,852
Accounts receivable:
Oil and natural gas sales	351,166	368,447
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	208,313	191,486
Income tax receivable	274,900	274,900
Deferred income tax asset – current	75,500	75,500
Prepaid expenses and other current assets	48,244	54,744
Total current assets	1,821,013	1,943,561

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):	17,565,786	17,557,107
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(6,960,114)	(6,797,114)
Net property and equipment	10,694,920	10,849,241

Total assets	$ 12,515,933	$ 12,792,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 248,262	$ 412,895
Oil and gas revenues payable	144,836	141,685
Total current liabilities	393,098	554,580

LONG TERM DEBT	1,699,125	1,699,125
DEFERRED INCOME TAXES	661,000	705,000
ASSET RETIREMENT OBLIGATION	783,023	775,023
Total liabilities	3,536,246	3,733,728

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and 8,546,175 outstanding, each period	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	4,709,168	4,788,555
Treasury stock, 364,000 shares, at cost	(392,162)	(392,162)
Total stockholders’ equity	8,979,687	9,059,074
Total liabilities and stockholders’ equity	$ 12,515,933	$ 12,792,802

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
REVENUE:
Oil and natural gas sales	$ 606,616	$ 1,471,686
Well operational and pumping fees	17,066	27,436
Disposal fees	11,000	10,000
Total revenue	634,682	1,509,122

COSTS AND EXPENSES:
Lease operating	312,204	425,643
Depletion and depreciation	163,000	265,000
Accretion of discount on asset retirement obligations	8,000	15,000
General and administrative	188,258	162,255
Total costs and expenses	671,462	867,898

OPERATING INCOME (LOSS)	(36,780)	641,224

OTHER INCOME (EXPENSE):
Interest income	732	2,058
Interest expense	(12,743)	(52,628)
Unrealized loss on short-term investments	(74,596)	(66,805)
Total other expense	(86,607)	(117,375)

INCOME (LOSS) BEFORE INCOME TAXES	(123,387)	523,849

Income tax provision – current	-	(168,000)
Income tax provision – deferred	44,000	(6,000)
Total income tax provision	44,000	(174,000)

NET INCOME (LOSS)	$ (79,387)	$ 349,849

EARNINGS (LOSS) PER SHARE:
BASIC	$ (0.01)	$ 0.04
DILUTED	$ (0.01)	$ 0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,546,175	8,615,175
DILUTED	8,546,175	8,615,175

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (79,387)	$ 349,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss on short-term investments	74,596	66,805
Depletion and depreciation	163,000	265,000
Deferred income taxes	(44,000)	6,000
Accretion of discount on asset retirement obligations	8,000	15,000
Share-based compensation	-	1,771
Changes in current assets and liabilities:
Accounts receivable and income tax receivable	454	61,015
Prepaid expenses and other assets	6,500	(13,800)
Accounts payable and accrued expenses	(164,633)	(132,930)
Oil and gas revenues payable	3,151	9,595
Net cash provided by (used in) operating activities	(32,319)	628,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(8,679)	(5,194)
Net cash used in investing activities	(8,679)	(5,194)

NET INCREASE (DECREASE) IN CASH	(40,998)	623,111

CASH AND CASH EQUIVALENTS, beginning of the period	423,632	1,484,469

CASH AND CASH EQUIVALENTS, end of the period	$ 382,634	$ 2,107,580

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

 Nature of Business, Organization and Basis of Preparation and Presentation

FieldPoint Petroleum Corporation (the “Company”, “our”, or “we”) is incorporated under the laws of the state of Colorado.  The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, Texas, and Wyoming.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2008.

Recently Issued Pronouncements

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The adoption of SFAS 160 had no impact on our consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No 141, Business Combinations (“SFAS 141R”), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  Additionally, this Statement requires acquisition-related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  The adoption of SFAS No. 141(R) had no impact on our consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  This Statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The adoption of SFAS 161 did not have an impact on our consolidated financial statements.

In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of Oil and Gas Reporting.  The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The use of average prices will affect future impairment and depletion calculations.  The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on our disclosures financial position or results of operations.

2.

Fair Value Measurements

Beginning January 1, 2009, we applied Statement of Financial Accounting No. 157, Fair Value Measurements (“SFAS 157”) to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB issued Staff Position 157-2, Effective Date of FASB 157 (“FSP 157-2”).  This adoption did not have a material impact on our condensed consolidated statement of operations or financial condition.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•

Level 1 – Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

•

Level 2 – Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•

Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

Our fair value measurements relate to our short-term investments in certificates of deposit and publicly traded mutual funds with quoted prices in active markets.  Accordingly, the fair value measurements of these securities have been classified as Level 1.

Our asset retirement obligation is classified as a Level 3 measurement.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining lives of wells.  The inputs are derived based on historical data as well as management’s best estimate of current costs. At March 31, 2009, there was no significant change in estimates.

The following table presents our short-term investments and asset retirement obligation carried at fair value as of March 31, 2009:

	Level 1	Level 2	Level 3

Short-term investments	$ 480,256	$ -	$ -
Total assets at fair value	$ 480,256	$ -	$ -

Asset retirement obligation	$ -	$ -	$ 783,023
Total liabilities at fair value	$ -	$ -	$ 783,023

3.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2009 or 2008.

4.

Income Taxes

For the period ending March 31, 2009, the tax provision is approximately 36% of book income before tax which approximates the statutory federal and state rates.  For the three months ended March 31, 2008, the tax provision amounted to approximately 33% of income before tax, which differed from the statutory rate due primarily to permanent differences in book and taxable income related to depletion in excess of basis and the domestic production activities deduction.

5.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 for each of the three months ended March 31, 2009 and 2008.  The Company also paid Roger Bryant, a director, $2,500 and $8,000 in consulting fees during the three months ended March 31, 2009 and 2008, respectively.

PART I
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Comparison of three months ended March 31, 2009 to the three months ended March 31, 2008

	Quarter Ended March 31,
	2009	2008
Revenues:
Oil sales	$ 445,176	$ 1,239,066
Natural gas sales	161,440	232,620
Total	$ 606,616	$ 1,471,686

Sales volumes:
Oil (Bbls)	12,198	13,374
Natural gas (Mcf)	30,194	33,371
Total (BOE)	17,230	18,936

Average sales prices
Oil ($/Bbl)	$ 36.50	$ 92.65
Natural gas ($/Mcf)	5.35	6.97
Total ($/BOE)	$ 35.21	$ 77.72

Costs and expenses ($/BOE)
Lease operating expense	$ 18.12	$ 22.48
Depletion and depreciation	9.46	13.99
Accretion of discount on asset retirement obligations	0.46	0.79
General and administrative	10.93	8.57
Total	$ 38.97	$ 45.83

Total revenues decreased 58% or $874,440 to $634,682 for the three month period ended March 31, 2009 from the comparable 2008 period. This was due both to lower oil and natural gas commodity prices as well as decreases in sales volumes.  Sales volumes decreased 9% on a BOE basis, primarily due to producing wells down for remedial repairs which have not been performed until the second quarter.  The lower sales volumes account for approximately $133,000 of the decrease in revenues.  Average oil sales prices decreased 61% to

$36.50 for the three-month period ended March 31, 2009 compared to $92.65 for the period ended March 31, 2008.  Average natural gas sales prices decreased 23% to $5.35 for the three-month period ended March 31, 2009 compared to $6.97 for the period ended March 31, 2008.  The lower commodity prices account for approximately $732,000 of the decrease in revenues. We anticipate volumes to slightly increase in the coming quarters as additional remedial work is completed.

Lease operating expenses decreased 27% or $113,439 to $312,204 for the three month period ended March 31, 2009 from the comparable 2008 period. This was primarily due to the decreases in workover expense and remedial repairs incurred in 2009 as compared to 2008.   As a result of the reduction in workover expense and reduced remedial repair expense compared to the quarter ended March 31, 2008, lifting costs per BOE decreased 19% or $4.36 to $18.12 for the period. We anticipate lease operating expenses to increase over the following quarters due to the additional remedial repairs and workover expenses.

Depletion and depreciation decreased 38% or $102,000 to $163,000 for the three month period ended March 31, 2009 versus $265,000 in the 2008 comparable period.  This was primarily due to impairments in 2008 which lowered our depletable base and by lower production and higher reserves.

General and administrative overhead cost increased 16% or $26,003 to $188,258 for the three-month period ended March 31, 2009 from the three-month period ended March 31, 2008.  This was primarily attributable to an increase in legal fees and professional services related to the Basic Earth Science Systems Tender offer during the 2009 period. Due to the stable environment of the Company, we anticipate general and administrative expenses to remain materially constant in the coming quarters.

Other expenses, net for the quarter ended March 31, 2009, were $86,607 compared to other expenses, net of $117,375 for 2008.  The decrease was primarily due to a decrease in interest expense associated with our line of credit for the period ending March 31, 2009.  We had approximately $3.5 million outstanding under our line of credit at March 31, 2008, compared with $1.7 million at March 31, 2009.

Liquidity and Capital Resources

Cash flow used by operating activities was $32,319 for the three-month period ended March 31, 2009, as compared to $628,305 of cash flow provided by operating activities in the comparable 2008 period.  The decrease in cash from operating activities was primarily due to a decrease in net income.

Cash flow used in investing activities was $8,679 for the three-month period ended March 31, 2009 and $5,194 in the comparable period due to the additions to oil and natural gas properties and equipment in each period.  The Company had no cash flow provided by or used in financing activities for the periods ending March 31, 2009 and 2008.

We may continue to raise financing through draws from our line of credit. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for 2009, prices for oil and natural gas could remain lower than the prior year.

PART I

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At March 31, 2009 and March 31, 2008, there were no open positions.  We did not have any derivative transactions during the three-month periods ending March 31, 2009 and 2008.

PART I
Item 4.  CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures

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

b)

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

Limitations of any Internal Control Design

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Date: May 15, 2009	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer