Form 10-Q
period 2009-06-30
FIELDPOINT PETROLEUM CORP
filed 2009-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

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

As of August 14, 2009, the number of shares outstanding of the Registrant's $.01 par value Common Stock was 8,494,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FIELDPOINT PETROLEUM CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 257,434	$ 423,632
Short-term investments	564,700	554,852
Accounts receivable:
Oil and natural gas sales	360,397	368,447
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	208,199	191,486
Income tax receivable	274,900	274,900
Deferred income tax asset – current	75,500	75,500
Prepaid expenses and other current assets	53,561	54,744
Total current assets	1,794,691	1,943,561

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method):	18,861,517	17,557,107
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(7,149,114)	(6,797,114)
Net property and equipment	11,801,651	10,849,241

Total assets	$ 13,596,342	$ 12,792,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 186,776	$ 412,895
Oil and natural gas revenues payable	159,699	141,685
Total current liabilities	346,475	554,580

LONG TERM DEBT	2,899,755	1,699,125
DEFERRED INCOME TAXES	627,000	705,000
ASSET RETIREMENT OBLIGATION	865,002	775,023
Total liabilities	4,738,232	3,733,728

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and 8,516,175 outstanding, each period	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	4,654,151	4,788,555
Treasury stock, 394,000 and 364,000 shares, at cost	(458,722)	(392,162)
Total stockholders’ equity	8,858,110	9,059,074
Total liabilities and stockholders’ equity	$ 13,596,342	$ 12,792,802

See accompanying notes to these unaudited condensed consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Oil and natural gas sales	$ 723,249	$ 1,963,198	$ 1,329,865	$ 3,434,884
Well operational and pumping fees	17,066	25,994	34,132	53,430
Disposal fees	5,000	11,000	16,000	21,000
Total revenue	745,315	2,000,192	1,379,997	3,509,314

COSTS AND EXPENSES:
Production expense	427,423	615,656	739,627	1,041,299
Depletion and depreciation	189,000	280,000	352,000	545,000
Accretion of discount on asset retirement obligations	8,000	13,000	16,000	28,000
General and administrative	272,538	127,603	460,796	289,858
Total costs and expenses	896,961	1,036,259	1,568,423	1,904,157

OPERATING INCOME (LOSS)	(151,646)	963,933	(188,426)	1,605,157

OTHER INCOME (EXPENSE):
Interest income	599	6,312	1,331	8,370
Interest expense	(23,269)	(42,596)	(36,012)	(95,224)
Unrealized holding gain (loss) on investments	84,444	(40,096)	9,848	(106,901)
Miscellaneous	855	-	855	-
Total other income (expense)	62,629	(76,380)	(23,978)	(193,755)

INCOME (LOSS) BEFORE INCOME TAXES	(89,017)	887,553	(212,404)	1,411,402

INCOME TAX PROVISION - CURRENT	-	(264,000)	-	(432,000)
INCOME TAX PROVISION - DEFERRED	34,000	(35,000)	78,000	(41,000)
TOTAL INCOME TAX PROVISION	34,000	(299,000)	78,000	(473,000)

NET INCOME (LOSS)	$ (55,017)	$ 588,553	$ (134,404)	$ 938,402

EARNINGS (LOSS) PER SHARE:
BASIC	$ (0.01)	$ 0.07	$ (0.02)	$ 0.11
DILUTED	$ (0.01)	$ 0.07	$ (0.02)	$ 0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,539,311	8,615,175	8,542,724	8,615,175
DILUTED	8,539,311	8,615,175	8,542,724	8,615,175

                         See accompanying notes to these condensed consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (134,404)	$ 938,402
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Unrealized holding loss (gain) on short-term investments	(9,848)	106,901
Depletion and depreciation	352,000	545,000
Deferred income taxes	(78,000)	41,000
Accretion of discount on asset retirement obligation	16,000	28,000
Share-based compensation	-	1,771
Changes in current assets and liabilities:
Accounts receivable	(8,663)	17,206
Prepaid expenses and other current assets	1,183	(23,374)
Accounts payable and accrued expenses	(226,119)	(174,874)
Oil and natural gas revenues payable	18,104	22,645
Net cash provided by (used in) operating activities	(69,837)	1,502,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and natural gas properties	(1,000,630)	-
Additions to oil and natural gas properties	(229,801)	(1,481,236)
Net cash used in investing activities	(1,230,431)	(1,481,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,200,630	-
Purchase of treasury shares	(66,560)	-
Net cash provided by financing activities	1,134,070	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(166,198)	21,441

CASH AND CASH EQUIVALENTS, beginning of the period	423,632	1,484,469

CASH AND CASH EQUIVALENTS, end of the period	$ 257,434	$ 1,505,910

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filing for the year ended December 31, 2008.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 14, 2009, the day the financial statements were issued.

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

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations (“SFAS 141R”), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  Additionally, this Statement requires acquisition-related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  Our acquisition of the South Vacuum properties was recorded in accordance with FAS 141(R).  See Note 5.

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

In April 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted SFAS 165 for the quarter ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167 (“SFAS 167”), Amendments to FASB Interpretation No. 46(R).  SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  SFAS 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

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

Our asset retirement obligation is classified as a Level 3 measurement.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining lives of wells.  The inputs are derived based on historical data as well as management’s best estimate of current costs.  At June 30, 2009, there was no significant change in estimates.

The following table presents our short-term investments and asset retirement obligation carried at fair value as of June 30, 2009:

	Level 1	Level 2	Level 3

Short-term investments	$ 564,700	$ -	$ -
Total assets at fair value	$ 564,700	$ -	$ -

Asset retirement obligation	$ -	$ -	$ 865,002
Total liabilities at fair value	$ -	$ -	$ 865,002

3.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or six months ended June 30, 2009 or 2008.

4.

Income Taxes

For the six months ending June 30, 2009, the tax provision is approximately 37% of book income before tax which approximates the statutory federal and state rates.

5.

Acquisition of Oil and Natural Gas Properties

On May 26, 2009, the Company consummated the purchase of a working interest ranging from 25% to 50% representing a 19% to 44% net revenue interest in natural gas properties located in the South Vacuum Field in Lea County, New Mexico.  The interests were acquired from Forest Oil Permian Corporation with an effective date of June 1, 2009.  The Company paid $1,000,630 cash consideration for the lease rights and related equipment.  The funds for the acquisition were derived from the Company’s existing revolving credit facility.  The properties contributed approximately $11,000 of revenue, $7,000 of direct expenses and $6,000 of depletion and depreciation expense for the month of June 2009.

A summary of the purchase price and its allocation is as follows:

Purchase price:
Fair value of assets acquired	$ 1,000,630
Asset retirement obligations assumed	73,979
Total purchase price	$ 1,074,609

Oil and natural gas properties:
Mineral interests in properties:
Unproved	$ 50,000
Proved	100,000
Wells and related equipment and facilities	924,609
$ 1,074,609

The following unaudited pro forma information is presented as if the interest in the property had been acquired at the beginning of the period.

	Pro Forma Results for the Three Months Ended June 30, 2009	Pro Forma Results for the Three Months Ended June 30, 2008	Pro Forma Results for the Six Months Ended June 30, 2009	Pro Forma Results for the Six Months Ended June 30, 2008

Revenues	$ 764,433	$ 2,202,759	$ 1,435,593	$ 3,851,546
Net income (loss)	$ (66,204)	$ 663,920	$ (149,380)	$ 1,058,738
Earnings (Loss) per share – basic	$ (0.01)	$ 0.08	$ (0.02)	$ 0.12
Earnings (Loss) per share - diluted	$ (0.01)	$ 0.08	$ (0.02)	$ 0.12

6.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $15,000 for each of the six months ended June 30, 2009 and 2008 and $7,500 for each of the three months ended June 30, 2009 and 2008.  The Company also paid Roger Bryant, a director, $2,500 and $8,000 in consulting fees during the six months ended June 30, 2009 and 2008, respectively, and none during the three months ended June 30, 2009 and 2008.

7.

Subsequent Event

We repurchased an additional 22,000 treasury shares subsequent to June 30, 2009 totalling $42,904.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

	Quarter Ended June 30,
	2009	2008
Revenues:
Oil sales	$ 612,140	$ 1,681,215
Natural gas sales	111,109	281,983
Total	$ 723,249	$ 1,963,198

Sales volumes:
Oil (Bbls)	12,765	14,009
Natural gas (Mcf)	36,032	31,754
Total (BOE)	18,770	19,301

Average sales prices
Oil ($/Bbl)	$ 47.95	$ 120.01
Natural gas ($/Mcf)	3.08	8.88
Total ($/BOE)	$ 38.53	$ 101.71

Costs and expenses ($/BOE)
Lease operating expense	$ 22.77	$ 31.90
Depletion and depreciation	10.07	14.51
Accretion of discount on asset retirement obligations	0.43	0.67
General and administrative	14.52	6.61
Total	$ 47.79	$ 53.69

Total revenues decreased 63% or $1,254,877 to $745,315 for the three month period ended June 30, 2009 from the comparable 2008 period.  This was due primarily to the overall decrease in oil and natural gas commodity pricing.  Sales volumes decreased 3% on a BOE basis, primarily due to natural declines offset by the additions of the Stauss and Spraberry properties in the second half of 2008 and the South Vacuum properties effective June 1, 2009.  The lower sales volumes accounted for approximately $111,000 of the decrease in revenues.  Average oil sales prices decreased 60% to $47.95 for the three-month period ended June 30, 2009 compared to $120.01 for the three-month period ended June 30, 2008.  Average natural gas sales prices decreased 65% to $3.08 for the three-month period ended June 30, 2009 compared to $8.88 for the three-month period ended June 30, 2008.  The lower commodity prices accounted for approximately $1,129,000 of the decrease in revenues.  We anticipate volumes to slightly increase in the coming quarters as additional remedial work is complete and due to the acquisition of the South Vacuum properties, which was effective on June 1, 2009.

Lease operating expenses decreased 31% or $188,233 to $427,423 for the three month period ended June 30, 2009 from the comparable 2008 period.  This was primarily due to the decrease in workover expense and remedial repairs incurred in 2009 as compared to 2008.  As a result of the reduction in workover expense and reduced remedial repair expense offset by lower sales volume, compared to the quarter ended June 30, 2009, lifting cost per BOE decreased by 29%.  We anticipate lease operating expenses to increase over the following quarters due to additional repairs and workover expenses and due to the acquisition of the South Vacuum properties.

Depletion and depreciation decreased 33% or $91,000 to $189,000 for the three-month period ended June 30, 2009 versus 280,000 in the 2008 comparable period.  This was primarily due to impairments in 2008 which lowered our depletable base.

General and administrative overhead cost increased 114% or $144,935 to $272,538 for the three-month period ended June 30, 2009 from the three month period ended June 30, 2008.  This was primarily attributable to an increase in salaries and professional service such as engineering and consulting.  We anticipate general and administrative expenses will remain materially constant with this period.

Other income, net for the quarter ended June 30, 2009, was $62,629 compared to other expenses, net of $76,380 for the comparable 2008 period.  The increase was primarily due to a decrease in interest expense associated with our line of credit for the three months ending June 30, 2009.  Also, an unrealized gain of $84,444 for the quarter ended June 30, 2009 of our short-term investments compared to an unrealized loss of $40,096 contributed to the increase in other income.  The increase in value of our short-term investments is attributable to the current market appreciation.  We had approximately $3.5 million outstanding under our line of credit at June 30, 2008, compared with $2.9 million at June 30, 2009.

Results of Operations

Comparison of Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008
Revenues:
Oil sales	$ 1,057,316	$ 2,920,281
Natural gas sales	272,549	514,603
Total	$ 1,329,865	$ 3,434,884

Sales volumes:
Oil (Bbls)	24,963	27,383
Natural gas (Mcf)	66,226	65,125
Total (BOE)	36,001	38,237

Average sales prices
Oil ($/Bbl)	$ 42.36	$ 106.65
Natural gas ($/Mcf)	4.12	7.90
Total ($/BOE)	$ 36.94	$ 89.83

Costs and expenses ($/BOE)
Lease operating expense	$ 20.54	$ 27.23
Depletion and depreciation	9.78	14.25
Accretion of discount on asset retirement obligations	0.44	0.73
General and administrative	12.80	7.58
Total	$ 43.57	$ 49.80

Total revenues decreased 61% or $2,129,317 to $1,379,997 for the six month period ended June 30, 2009 from $3,509,314 for the comparable 2008 period.   This was due primarily to the overall decrease in oil and natural gas commodity pricing.  Sales volumes decreased 6% on a BOE basis, primarily due to natural declines offset by the additions of the Stauss and Spraberry properties in the second half of 2008 and the South Vacuum properties effective June 1, 2009.  The lower sales volume accounted for approximately $249,000 of the decrease in revenues.  Average oil sales prices decreased 60% to $42.36 for the six month period ended June 30, 2009 compared to $106.65 for the six month period ended June 30, 2008.  Average natural gas sales prices decreased 48% to $4.12 for the six month period ended June 30, 2009 compared to $7.90 for the six month period ended June 30, 2008.  The lower commodity prices accounted for approximately $1.9 million of the decrease in revenues.  We anticipate volumes to slightly increase in the coming quarters as additional remedial work is complete and due to the acquisition of the South Vacuum Properties which was effective on June 1, 2009.

Lease operating expenses decreased 29% or $301,672 to $739,627 for the six month period ended June 30, 2009 from the comparable 2008 period.  This was primarily due to the decrease in workover expense and remedial repairs incurred in 2009 as compared to 2008.  As a result of the reduction in workover expense and reduced remedial repair expense compared to the period ended June 30, 2008, lifting cost per BOE decreased 25% or $6.69 to $20.54 for the period.  We anticipate lease operating expense to increase over the following quarters due to additional repairs, workover expenses and production expenses associated with the South Vacuum property which was effective on June 1, 2009.

Depletion and depreciation expense decreased 35% to $352,000, compared to $545,000 for the comparable 2008 period.  This was primarily due to impairments in 2008 which lowered our depletable base.

General and administrative overhead cost increased 59% or $170,938 to $460,796 for the six month period ended June 30, 2009 from the six month period ended June 30, 2008.  This was attributable primarily to an increase in salaries, professional services such as engineering and consulting.  In coming quarters we anticipate general and administrative expenses to remain constant with this period.

Other expenses, net for the six months ended June 30, 2009, amounted to $23,978 compared to other expenses, net of $193,755 for the comparable 2008 period.  The decrease was primarily due to a decrease in interest expense associated with our line of credit for the six months ending June 30, 2009, offset by an unrealized gain of $9,848 for the six month period ended June 30, 2009 compared to an unrealized loss of $106,901 for the 2008 period.  The increase in value of our short-term investments is attributable to the current market appreciation.  We had approximately $3.5 million outstanding under our line of credit at June 30, 2008, compared with $2.9 million at June 30, 2009.

Liquidity and Capital Resources

Cash flow used in operating activities was $69,837 for the six month period ended June 30, 2009, as compared to cash flow provided by operating activities of $1,502,677 in the comparable 2008 period.  The decrease in cash flows from operating activities was primarily due to a decrease in oil and natural gas sales revenues and reductions in accounts payable and accrued expenses.

Cash flow used in investing activities was $1,230,431 for the six month period ended June 30, 2009 as compared to $1,481,236 in the comparable period.  We acquired a working interest in the South Vacuum properties for approximately $1 million during the period along with other property additions.

Cash flow provided by financing activities was $1,134,070 for the six months ended June 30, 2009.  We drew $1,200,630 on our line of credit to finance the acquisition of the South Vacuum properties and other capital expenditures.  We repurchased 30,000 shares of common stock for a total of $66,560 during the six months ended June 30, 2009.  There were no financing activities during the six months ended June 30, 2008.

PART I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At June 30, 2009 and June 30, 2008, there were no open positions.  We did not have any derivative transactions during the three or six-month periods ending June 30, 2009 and 2008.

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

b)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 : 6/1/09 – 6/30/09	30,000	$2.22	30,000	$183,440
Month #2: 7/07/09 – 7/31/09	16,500	$1.95	16,500	$151,262
Month #3: 8/04/09 – 8/12/09	5,500	$1.95	5,500	$140,536
TOTAL	52,000		52,000

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

Date: August 14, 2009	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer