Form 10-Q
period 2009-09-30
FIELDPOINT PETROLEUM CORP
filed 2009-11-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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

As of November 12, 2009, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,445,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 394,035	$ 423,632
Short-term investments	44,075	554,852
Accounts receivable:
Oil and natural gas sales	434,884	368,447
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	223,543	191,486
Income tax receivable	299,459	274,900
Deferred income tax asset – current	50,941	75,500
Prepaid expenses and other current assets	39,649	54,744
Total current assets	1,486,586	1,943,561

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	23,804,813	17,557,107
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(7,384,114)	(6,797,114)
Net property and equipment	16,509,947	10,849,241

Total assets	$ 17,996,533	$ 12,792,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 66,841	$ 412,895
Oil and natural gas revenues payable	190,919	141,685
Total current liabilities	257,760	554,580
LONG TERM DEBT	6,744,755	1,699,125
DEFERRED INCOME TAXES	744,500	705,000
ASSET RETIREMENT OBLIGATION	1,305,002	775,023
Total liabilities	9,052,017	3,733,728

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and 8,484,175 and 8,546,175 outstanding, each period, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	4,803,904	4,788,555
Treasury stock, 426,000 and 364,000 shares, at cost	(522,069)	(392,162)
Total stockholders' equity	8,944,516	9,059,074
Total liabilities and stockholders' equity	$ 17,996,533	$ 12,792,802

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Oil and natural gas sales	$ 1,080,146	$ 1,926,166	$ 2,410,011	$ 5,361,050
Well operational and pumping fees	17,067	17,566	51,199	70,996
Disposal fees	4,000	10,000	20,000	31,000
Total revenue	1,101,213	1,953,732	2,481,210	5,463,046

COSTS AND EXPENSES:
Production expense	431,644	619,400	1,171,271	1,660,699
Depletion and depreciation	235,000	286,000	587,000	831,000
Accretion of discount on asset retirement obligations	22,000	18,000	38,000	46,000
General and administrative	179,639	203,831	640,435	493,689
Total costs and expenses	868,283	1,127,231	2,436,706	3,031,388

OPERATING INCOME	232,930	826,501	44,504	2,431,658

OTHER INCOME (EXPENSE):
Interest income	839	6,725	2,170	15,095
Interest expense	(30,131)	(42,354)	(66,143)	(137,578)
Unrealized loss on short-term investments	(9,848)	(36,140)	-	(143,041)
Realized gain on sale of investments	73,463	-	73,463	-
Miscellaneous income (expense)	-	(266)	855	(266)
Total other income (expense)	34,323	(72,035)	10,345	(265,790)

INCOME BEFORE INCOME TAXES	267,253	754,466	54,849	2,165,868
Income tax provision - current	-	(162,000)	-	(594,000)
Income tax provision - deferred	(117,500)	(97,000)	(39,500)	(138,000)
TOTAL INCOME TAX PROVISION	(117,500)	(259,000)	(39,500)	(732,000)

NET INCOME	$ 149,753	$ 495,466	$ 15,349	$ 1,433,868

NET INCOME PER SHARE:
BASIC	$ 0.02	$ 0.06	$ 0.00	$ 0.16
DILUTED	$ 0.02	$ 0.06	$ 0.00	$ 0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,499,031	8,910,175	8,528,002	8,910,175
DILUTED	8,499,031	8,910,175	8,528,002	8,910,175

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,349	$ 1,433,868
Adjustments to reconcile net income to net cash
provided by operating activities:
Unrealized holding losses on short-term investments	-	143,041
Proceeds from sale of short-term investments	585,139	-
Realized gain on sale of short-term investments	(73,463)	-
Depletion and depreciation	587,000	831,000
Deferred income taxes	39,500	138,000
Accretion of discount on asset retirement obligations	38,000	46,000
Share-based compensation	-	1,771
Changes in current assets and liabilities:
Accounts receivable	(98,494)	130,147
Prepaid expenses and other current assets	15,095	(16,374)
Accounts payable and accrued expenses	(346,054)	(195,872)
Oil and natural gas revenues payable	49,234	16,999
Other	(899)	-
Net cash provided by operating activities	810,407	2,528,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and natural gas properties	(5,400,820)	-
Additions to oil and natural gas properties	(354,907)	(1,806,392)
Net cash used in investing activities	(5,755,727)	(1,806,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	5,100,630	-
Repayments of long-term debt	(55,000)	-
Purchase of treasury shares	(129,907)	-
Net cash provided by financing activities	4,915,723	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,597)	722,188

CASH AND CASH EQUIVALENTS, beginning of the period	423,632	1,484,469

CASH AND CASH EQUIVALENTS, end of the period	$ 394,035	$ 2,206,657

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2008.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 12, 2009, the day the financial statements were issued.

Recently Issued Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) established, with the effect from July 1, 2009, the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  We adopted the Codification beginning July 1, 2009 and while it impacts the way we refer to accounting pronouncements in our disclosures; it had no effect on our financial position, results of operations or cash flows upon adoption.

On January 1, 2009, we adopted FASB ASC 810, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, (ASC 810).  ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  ASC 810-10-65 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The adoption of ASC 810-10-65 had no impact on our financial statements.

On January 1, 2009, we adopted FASB ASC 805, Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  Additionally, ASC 805 requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in ASC 805.  Our acquisitions of the South Vacuum and Block properties were recorded in accordance with ASC 805.  See Note 5.

In April 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted ASC 855 for the quarter ending June 30, 2009.  The adoption of ASC 855 did not have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of SFAS No. 167 is not expected to have a material impact on our financial statements.

In December 2008, the Securities and Exchange Commission published a Final Rule, Modernization of Oil and Gas Reporting.  The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The use of average prices will affect future impairment and depletion calculations.  The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  We have not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices, on our disclosures of financial position or results of operations.

2.

Fair Value Measurements

Beginning January 1, 2009, we adopted FASB ASC 820, Fair Value Measurements (“ASC 820”) to nonrecurring, nonfinancial assets and liabilities, which were previously deferred by the FASB issued Staff Position 157-2, Effective Date of FASB 157 (“FSP 157-2”).  This adoption did not have a material impact on our condensed consolidated statement of operations or financial condition.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

Our asset retirement obligation is classified as a Level 3 measurement.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and the expected remaining lives of wells.  The inputs are derived based on historical data as well as management’s best estimate of current costs.  As of September 30, 2009, there were no significant changes in estimates.

The following table presents our short-term investments and asset retirement obligation carried at fair value as of September 30, 2009:

	Level 1	Level 2	Level 3

Short-term investments	$ 44,075	$ -	$ -
Total assets at fair value	$ 44,075	$ -	$ -

Asset retirement obligations	$ -	$ -	$ 1,305,002
Total liabilities at fair value	$ -	$ -	$ 1,305,002

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2009:

Asset retirement obligations at January 1, 2009	$ 775,023
Accretion of discount	38,000
Liabilities incurred for properties acquired	491,979
Liabilities settled	-
Asset retirement obligations at September 30, 2009	$ 1,305,002

3.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or nine months ended September 30, 2009 or 2008.

4.

Income Taxes

For the nine months ended September 30, 2009, the tax provision amounted to approximately 72% of income before tax, which differed from the statutory rate of 37%, a difference of 35%.  The difference is due primarily to permanent differences in book and taxable income related to tax depletion of approximately $19,000.

5.   Acquisitions of Oil and Natural Gas Properties

On May 26, 2009, the Company consummated the purchase of a working interest ranging from 25% to 50% representing a 19% to 44% net revenue interest in natural gas properties located in the South Vacuum Field in Lea County, New Mexico.  The interests were acquired from Forest Oil Permian Corporation with an effective date of June 1, 2009.  The Company paid $1,000,630 cash consideration for the lease rights and related equipment.  The funds for the acquisition were derived from the Company’s existing revolving credit facility.  The South Vacuum properties contributed approximately $36,000 of revenue, $10,000 of direct expenses and $23,000 of depletion and depreciation expense for the three months ended September 30, 2009.  The South Vacuum properties contributed approximately $47,000 of revenue, $17,000 of direct operating expenses and $29,000 of depletion and depreciation expense for the nine months ended September 30, 2009.

A summary of the purchase price and its allocation is as follows:

Purchase price:
Cash consideration	$ 1,000,630
Asset retirement obligations assumed	73,979
Total purchase price	$ 1,074,609

Estimated fair value of oil and natural gas properties:
Mineral interests in properties:
Unproved	$ 50,000
Proved	100,000
Wells and related equipment and facilities	924,609
$ 1,074,609

On September 16, 2009, the Company consummated the purchase of working interests ranging from 74% to 100% in the operations of seven wells in the Block Field in Andrews County, Texas.  The interests were acquired from Quantum Resources Management, LLC with an effective date of September 1, 2009.  The Company paid $4,400,000 cash consideration for the lease rights and related equipment. The funds for the acquisition were derived from the Company’s existing revolving credit facility and from the proceeds from the sale of short-term investments.  The Block properties contributed approximately $76,000 of revenue, $43,000 of direct expenses and $27,000 of depletion and depreciation expense for the month of September 2009.

A summary of the purchase price and its allocation is as follows:

Purchase price:
Cash consideration	$ 4,400,000
Asset retirement obligations assumed	418,000
Total purchase price	$ 4,818,000

Estimated fair value of oil and natural gas properties:
Mineral interests in properties:
Unproved	$ -
Proved	3,418,000
Wells and related equipment and facilities	1,400,000
$ 4,818,000

The following unaudited pro forma information is presented as if the interests in the South Vacuum and Block properties had been acquired at January 1, 2008.

	Pro Forma Results for the Three Months Ended September 30, 2009	Pro Forma Results for the Three Months Ended September 30, 2008	Pro Forma Results for the Nine Months Ended September 30, 2009	Pro Forma Results for the Nine Months Ended September 30, 2008

Revenues	$ 1,258,661	$ 2,638,595	$ 3,166,597	$ 7,478,029
Net income (loss)	$ 128,860	$ 655,915	$ (51,228)	$ 1,998,754
Earnings (Loss) per share – basic	$ 0.02	$ 0.07	$ (0.01)	$ 0.22
Earnings (Loss) per share - diluted	$ 0.02	$ 0.07	$ (0.01)	$ 0.22

6.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $22,500 for each of the nine months ended September 30, 2009 and 2008, and $7,500 for each of the three months ended September 2009 and 2008, respectively.  The Company also paid Roger Bryant, a director, $5,500 and $11,000 in consulting fees during the nine months ended September 30, 2009 and 2008, respectively, and $3,000 during each of the three months ended September 30, 2009 and 2008.

7.

Line of Credit

Our credit agreement was amended on August 12, 2009 (the “Second Amendment”).   The Second Amendment re-determined our borrowing base to be $6,800,000 and our interest rate was adjusted to a LIBOR or Prime option.  The Prime option provided for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage.  Currently, we have elected the LIBOR interest rate option.  Our commitment fee was unchanged at .50% of the unused borrowing base.   The financial covenants and ratios were unchanged by the amendment.  These financial covenants include current ratio, leverage ratio, and interest coverage ratio requirements.  As of September 30, 2009, we were not in compliance with the leverage ratio covenant of less than 3.5 to 1.  Our actual leverage ratio as of September 30, 2009 was 8 to 1.

On November 13, 2009, our lender amended the credit agreement (the “Third Amendment”).  The Third Amendment agreed to waive compliance of the leverage ratio as of September 30, 2009 and revised the formula used to calculate the leverage ratio.  Under the new formula our leverage ratio would be compliant as of September 30, 2009.  The Third Amendment also extended the maturity date from October 18, 2010 to October 18, 2012 with all outstanding principal due at maturity. The interest rate margin was further adjusted by the Third Amendment.  The Prime option provides for the interest rate to be prime plus a margin ranging between 2.00% and 2.50% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 3.00% and 3.50%, both depending on the borrowing base usage.  The borrowing base, commitment fee percentage and remaining financial covenants remained unchanged.  We expect to be in compliance with our covenants for the remainder of 2009 and 2010.  Our balance outstanding under the line of credit was $6,744,755 as of September 30, 2009.

8.   Treasury Stock Repurchase Program

On May 15, 2009, our Board of Directors authorized the Company to repurchase shares of our common stock at an aggregate cost not to exceed $250,000.  We have repurchased a total of 62,000 common shares with an aggregate cost of $129,907 during the nine months ended September 30, 2009.

9.   Subsequent Event

The Company repurchased an additional 39,000 shares subsequent to September 30, 2009 totalling approximately $84,746.

* * * * * * *

PART I
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

	Quarter Ended September 30,
	2009	2008
Revenue:
Oil sales	$ 927,929	$ 1,594,763
Natural gas sales	152,217	331,403
Total oil and natural gas sales revenue	$ 1,080,146	$ 1,926,166

Sales volume:
Oil (Bbls)	14,795	14,320
Natural gas (Mcf)	47,904	32,468
Total sales volume (BOE)	22,779	19,731

Average sales prices:
Oil ($/Bbl)	$ 62.72	$ 111.33
Natural gas ($/Mcf)	$ 3.18	$ 10.22
Average total sales price ($/BOE)	$ 47.42	$ 99.44

Costs and expenses ($/BOE):
Lease operating expense	$ 18.95	$ 31.40
Depletion and depreciation	10.32	14.50
Accretion of discount on asset retirement obligations	0.97	0.92
General and administrative	7.89	10.33
Total costs and expenses ($/BOE):	$ 38.13	$ 57.15

Total oil and natural gas sales revenue decreased 44% or $846,020 to $1,080,146 for the three month period ended September 30, 2009 from the comparable 2008 period.  This was due primarily to the overall decrease in oil and natural gas commodity pricing.  Average oil sales prices decreased 44% to $62.72 for the three-month period ended September 30, 2009 compared to $111.33 for the three-month period ended September 30, 2008.  Average natural gas sales prices decreased 69% to $3.18 for the three month period ended September 30, 2009 compared to $10.22 for the three month period ended September 30, 2008.  The lower commodity prices accounted for approximately $1,057,000 of the decrease in revenues.  Sales volumes increased 15% on a BOE basis, primarily due to the acquisition of the South Vacuum property in June 2009 and the Block property in September 2009.  The higher sales volume partially offset the decrease in revenues.  We anticipate volumes to increase in the coming quarters as additional remedial work is completed and as a result of the acquisitions of the oil and natural gas properties.

Lease operating expenses decreased 30% or $187,756 to $431,644 for the three month period ended September 30, 2009 from the comparable 2008 period.  This was primarily due to the decrease in workover expense and remedial repairs incurred in 2009 as compared to 2008.  As a result of the reduction in workover and remedial repair expense and higher sales volume, our lifting cost per BOE decreased by 40%.  We anticipate lease operating expenses to increase over the following quarters due to the acquisitions of the South Vacuum and Block properties.

Depletion and depreciation decreased 18% or $51,000 to $235,000 for the three month period ended September 30, 2009 versus $286,000 in the 2008 comparable period.  This was primarily due to impairments in 2008 which lowered our depletable base and is partially offset by the acquisitions of oil and natural gas properties.

General and administrative overhead cost decreased 12% or $24,192 to $179,639 for the three-month period ended September 30, 2009 from the three-month period ended September 30, 2008.  This was primarily attributable to a decrease in professional service such as engineering, consulting and fees. We anticipate general and administrative expenses to increase slightly.

Other income, net for the quarter ended September 30, 2009, was $34,323 compared to other expenses, net of $72,035 for the comparable 2008 period.  The increase was primarily due to a realized gain of $73,463 from the sale of our short-term investments during the three months ending September 30, 2009.

Results of Operations

Comparison of Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

	Nine Months Ended June 30,
	2009	2008
Revenue:
Oil sales	$ 1,985,245	$ 4,516,540
Natural gas sales	424,766	844,510
Total oil and natural gas sales revenue	$ 2,410,011	$ 5,361,050

Sales volume:
Oil (Bbls)	39,758	41,702
Natural gas (Mcf)	114,130	97,593
Total sales volume (BOE)	58,780	57,968

Average sales price:
Oil ($/Bbl)	$ 49.93	$ 108.26
Natural gas ($/Mcf)	$ 3.72	$ 8.67
Average total sales prices ($/BOE)	$ 41.00	$ 92.48

Costs and expenses ($/BOE):
Lease operating expense	$ 19.93	$ 28.65
Depletion and depreciation	9.99	14.34
Accretion of discount on asset retirement obligations	0.65	0.80
General and administrative	10.90	8.52
Total costs and expenses ($/BOE)	$ 41.47	$ 52.31

Total oil and natural gas sales revenues decreased 55% or $2,951,039 to $2,410,011 for the nine-month period ended September 30, 2009 from $5,361,050 for the comparable 2008 period.   This was due primarily to the overall decrease in oil and natural gas commodity pricing.  Average oil sales prices decreased 54% to $49.93 for the nine month period ended September 30, 2009 compared to $108.26 for the nine month period ended September 30, 2008.  Average natural gas sales prices decreased 57% to $3.72 for the nine month period ended September 30, 2009 compared to $8.67 for the nine month period ended September 30, 2008.  The lower commodity prices accounted for approximately $2,884,000 of the decrease in oil and natural gas revenue.  Sales volumes increased 1% on a BOE basis, primarily due to the acquisitions of the South Vacuum property in June 2009 and the Block property in September 2009 offset by natural declines.  The higher sales volume partially offset the decrease in revenue.

Lease operating expenses decreased 29% or $489,428 to $1,171,271 for the nine month period ended September 30, 2009 from the comparable 2008 period.  This was primarily due to the decrease in workover expense and remedial repairs incurred in 2009 as compared to 2008.  As a result of the reduction in workover and remedial repair expenses compared to the period ended September 30, 2008, lifting cost decreased 31% or $8.72 to $19.93 for the period. We anticipate lease operating expense to increase over the following quarters due to the acquisitions of the South Vacuum and Block properties.

Depletion and depreciation expense decreased 29% to $587,000, compared to $831,000 for the comparable 2008 period.  This was primarily due to impairments in 2008 which lowered our depletable base.

General and administrative overhead cost increased 30% or $146,746 to $640,435 for the nine month period ended September 30, 2009 from the nine month period ended September 30, 2008.  This was attributable primarily to an increase in salaries, professional services such as engineering and consulting.  In coming quarters we anticipate general and administrative expenses to remain relatively constant with this period.

Other income, net for the nine months ended September 30, 2009, was $10,345 compared to other expenses, net of $265,790 for the comparable 2008 period.  The decrease was primarily due to a decrease in interest expense associated with our line of credit for the nine months ending September 30, 2009, and by a realized gain of $73,463 compared to an unrealized loss of $143,041 for the 2008 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $810,407 for the nine month period ended September 30, 2009, as compared to cash flow provided by operating activities of $2,528,580 in the comparable 2008 period.  The decrease in cash flows from operating activities was primarily due to a decrease in net income in 2009.

Cash flow used in investing activities was $5,755,727 for the nine month period ended September 30, 2009 as compared to $1,806,392 in the comparable period.  This was primarily due to the acquisition of the South Vacuum and Block properties during 2009.

Cash flow provided by financing activities of $4,915,723 for the nine months ended September 30, 2009 resulted from $5,100,000 of proceeds from our credit facility used primarily to finance the South Vacuum and Block properties in 2009 offset by the repurchase of treasury shares.  There were no financing activities during the nine months ended September 30, 2008.

At September 30, 2009, we were not in compliance with the leverage ratio covenant contained in our credit agreement. The balance under our credit facility was $6,744,755 as of September 30, 2009 and the amount available under our current $6,800,000 borrow base was $55,245.  On November 13, 2009, our lender  amended our credit facility agreement to revise the formula to be used to calculate our leverage ratio, and under the new formula, our leverage ratio is compliant.  The amendment also extended the maturity date of the credit facility and revised the definition of Applicable Margin.  We expect to be in compliance with our covenants for the remainder of 2009 and 2010.

Our credit agreement was amended on August 12, 2009 (the “Second Amendment”).   The Second Amendment re-determined our borrowing base to be $6,800,000 and our interest rate was adjusted to a LIBOR or Prime option.  The Prime option provided for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage.  Currently, we have elected the LIBOR interest rate option.  Our commitment fee was unchanged at .50% of the unused borrowing base.   The financial covenants and ratios were unchanged by the amendment.  These financial covenants include current ratio, leverage ratio, and interest coverage ratio requirements.  As of September 30, 2009, we were not in compliance with the leverage ratio covenant of less than 3.5 to 1.  Our actual leverage ratio as of September 30, 2009 was 8 to 1.

On November 13, 2009, our lender amended the credit agreement (the “Third Amendment”).  The Third Amendment agreed to waive compliance of the leverage ratio as of September 30, 2009 and revised the formula used to calculate the leverage ratio.  Under the new formula our leverage ratio would be compliant as of September 30, 2009.  The Third Amendment also extended the maturity date from October 18, 2010 to October 18, 2012 with all outstanding principal due at maturity. The interest rate margin was further adjusted by the Third Amendment.  The Prime option provides for the interest rate to be prime plus a margin ranging between 2.00% and 2.50% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 3.00% and 3.50%, both depending on the borrowing base usage.  The borrowing base, commitment fee percentage and remaining financial covenants remained unchanged.  We expect to be in compliance with our covenants for the remainder of 2009 and 2010.  Our balance outstanding under the line of credit was $6,744,755 as of September 30, 2009.

PART I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of FASB ASC Topic No. 815.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At September 30, 2009 and December 31, 2008, there were no open positions.  We did not have any derivative transactions during the three or nine-month periods ending September 30, 2009 and 2008.

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

b)

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the three or nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/09 – 9/30/09	32,000	$1.92	32,000	$120,093
10/01/09 – 11/12/09	39,000	$2.17	39,000	$ 35,347
TOTAL	71,000

Item 3.  Default Upon Senior Securities

None, except as disclosed herein.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits
10.1	Personal Guaranty Agreement of Ray D. Reaves, Jr.
10.2	First Amendment to Loan and Security Agreement effective May 29, 2009
10.3	Second Amendment to Loan and Security Agreement effective August 12, 2009
10.4	Third Amendment to Loan and Security Agreement effective November 13, 2009
31	Certification
32	Certification Pursuant to U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer