Form 10-Q/A
period 2009-09-30
FIELDPOINT PETROLEUM CORP
filed 2009-11-20
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A-1

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

 8,4 30 ,175.

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

9.   Subsequent Event

The Company repurchased an additional 54 ,000 shares subsequent to September 30, 2009 totalling approximately $ 117,409 ..

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/09 – 9/30/09	32,000	$1.92	32,000	$120,093
10/01/09 – 11/12/09	54 ,000	$2.17	54 ,000	$ 2,6 84
TOTAL	86 ,000

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

Date: November 20 , 2009	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer