Form 10-Q
period 2010-03-31
FIELDPOINT PETROLEUM CORP
filed 2010-05-12
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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

As of May 12, 2010, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,223,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,370,985	$ 657,942
Short-term investments	44,633	44,605
Accounts receivable:
Oil and natural gas sales	768,387	707,026
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	225,813	220,550
Income tax receivable	-	90,323
Deferred income tax asset – current	-	37,000
Prepaid expenses and other current assets	140,365	101,949
Total current assets	2,550,183	1,859,395

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	23,941,174	23,910,782
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(7,966,114)	(7,675,114)
Net property and equipment	16,064,308	16,324,916

Total assets	$ 18,614,491	$ 18,184,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 492,749	$ 428,512
Oil and gas revenues payable	209,468	179,366
Total current liabilities	702,217	607,878

LONG TERM DEBT	6,744,755	6,744,755
DEFERRED INCOME TAXES	788,272	831,595
ASSET RETIREMENT OBLIGATION	1,345,002	1,325,002
Total liabilities	9,580,246	9,509,230

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued each period, and 8,320,175 and 8,370,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	5,268,491	4,789,790
Treasury stock, 590,000 and 540,000 shares, at cost	(896,927)	(777,390)
Total stockholders’ equity	9,034,245	8,675,081
Total liabilities and stockholders’ equity	$ 18,614,491	$ 18,184,311

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2010	2009
REVENUE:
Oil and natural gas sales	$ 1,806,129	$ 606,616
Well operational and pumping fees	17,066	17,066
Disposal fees	13,500	11,000
Total revenue	1,836,695	634,682

COSTS AND EXPENSES:
Lease operating	500,495	312,204
Depletion and depreciation	291,000	163,000
Accretion of discount on asset retirement obligations	20,000	8,000
General and administrative	232,220	188,258
Total costs and expenses	1,043,715	671,462

OPERATING INCOME (LOSS)	792,980	(36,780)

OTHER INCOME (EXPENSE):
Interest income	1,016	732
Interest expense	(63,295)	(12,743)
Unrealized loss on short-term investments	-	(74,596)
Total other expense	(62,279)	(86,607)

INCOME (LOSS) BEFORE INCOME TAXES	730,701	(123,387)

Income tax provision – current	(168,000)	-
Income tax (provision) benefit – deferred	(84,000)	44,000
Total income tax (provision) benefit	(252,000)	44,000

NET INCOME (LOSS)	$ 478,701	$ (79,387)

EARNINGS (LOSS) PER SHARE:
BASIC	$ 0.06	$ (0.01)
DILUTED	$ 0.06	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,332,130	8,546,175
DILUTED	8,332,130	8,546,175

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 478,701	$ (79,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized loss on short-term investments	-	74,596
Depletion and depreciation	291,000	163,000
Deferred income taxes	84,000	(44,000)
Accretion of discount on asset retirement obligations	20,000	8,000
Changes in current assets and liabilities:
Accounts receivable	(66,624)	454
Prepaid expenses and other assets	(38,416)	6,500
Accounts payable and accrued expenses	64,237	(164,633)
Oil and gas revenues payable	30,102	3,151
Other	(28)	-
Net cash provided by (used in) operating activities	862,972	(32,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(30,392)	(8,679)
Net cash used in investing activities	(30,392)	(8,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(119,537)	-
Net cash used in financing activities	(119,537)	-

NET INCREASE (DECREASE) IN CASH	713,043	(40,998)

CASH AND CASH EQUIVALENTS, beginning of the period	657,942	423,632

CASH AND CASH EQUIVALENTS, end of the period	$ 1,370,985	$ 382,634

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2009.

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

The following unaudited pro forma information is presented as if the interests in the South Vacuum and Block properties had been acquired at January 1, 2009.

Pro Forma Results for Three Months Ended March 31, 2009

Revenues	$870,595
Net loss	$(157,246)
Loss per share – basic	$(0.02)
Loss per share – diluted	$(0.02)

3.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2010 or 2009.

4.

Income Taxes

For the three months ending March 31, 2010, the tax provision is approximately 34% of book income before tax which differed from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the domestic production activities deduction.

For the three months ending March 31, 2009, the tax provision is approximately 36% of book income before tax which approximates the statutory federal and state rates.

5.

Treasury Stock Repurchase Program

On November 20, 2009 and March 26, 2010, our Board of Directors authorized the Company to repurchase shares of our common stock at an aggregate cost not to exceed $250,000.  We repurchased a total of 50,000 common shares with an aggregate cost of $119,537 during the three months ended March 31, 2010.

6.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 for each of the three months ended March 31, 2010 and 2009.  The Company also paid Roger Bryant, a director, $2,500 in consulting fees during the three months ended March 31, 2010 and 2009, respectively.

7.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the Form 10-Q was filed with the Securities and Exchange Commission.

Subsequent to March 31, 2010, we repurchased a total of 97,000 shares of common stock totalling approximately $249,771.

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

Results of Operations

Comparison of three months ended March 31, 2010 to the three months ended March 31, 2009

	Quarter Ended March 31,
	2010	2009
Revenue:
Oil sales	$ 1,544,529	$ 445,176
Natural gas sales	261,600	161,440
Total oil and natural gas sales	$ 1,806,129	$ 606,616

Sales volumes:
Oil (Bbls)	20,259	12,198
Natural gas (Mcf)	41,699	30,194
Total (BOE)	27,209	17,230

Average sales prices
Oil ($/Bbl)	$ 76.24	$ 36.50
Natural gas ($/Mcf)	6.27	5.35
Total ($/BOE)	$ 66.38	$ 35.21

Costs and expenses ($/BOE)
Lease operating expense	$ 18.39	$ 18.12
Depletion and depreciation	10.69	9.46
Accretion of discount on asset retirement obligations	0.74	0.46
General and administrative	8.53	10.93
Total	$ 38.35	$ 38.97

Oil and natural gas sales  revenues increased 198% or $1,199,513 to $1,806,129 for the three-month period ended March 31, 2010 from the comparable 2009 period. This was due both to higher oil and natural gas commodity prices as well as increases in sales volumes.  Sales volumes increased 58% on a BOE basis, primarily due to production from the acquisitions of properties in the Vacuum and Block Fields during 2009.  The higher sales volumes account for approximately $356,000 of the increase in revenues.  Average oil sales prices increased 109% to $76.24 for the three-month period ended March 31, 2010 compared to $36.50 for the period ended March 31, 2009.  Average natural gas sales prices increased 17% to $6.27 for the three-month period ended March 31, 2010 compared to $5.35 for the period ended March 31, 2009.  The higher commodity prices account for approximately $844,000 of the increase in revenues.  We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.

Lease operating expenses increased 60% or $188,291 to $500,495 for the three month period ended March 31, 2010 from the comparable 2009 period. This was primarily due to the increase in new wells acquired in 2009 and the cost associated with mature field production, with increases in workover expense and remedial repairs in 2010 as compared to 2009.   The increased volumes account for approximately $181,000 of increase in lease operating expenses. Lifting costs per BOE increased 1% or $0.27 to $18.39 for the period. We anticipate lease operating expenses to increase over the following quarters due to the additional remedial repairs and workover expenses.

Depletion and depreciation increased 79% or $128,000 to $291,000 for the three month period ended March 31, 2010 versus $163,000 in the 2009 comparable period.  This was primarily due to new wells acquired in 2009, which increased our depletable base.

General and administrative overhead cost increased 23% or $43,962 to $232,220 for the three-month period ended March 31, 2010 from the three-month period ended March 31, 2009.  This was primarily attributable to an increase in professional services during the 2010 period.  At this time due to the stable environment of the Company, we anticipate general and administrative expenses to remain materially constant in the coming quarters.

Other expenses, net for the quarter ended March 31, 2010, were $62,279 compared to other expenses, net of $86,607 for 2009.  The net decrease was primarily due to the unrealized losses on investments during the 2009 period that was offset by an increase in interest expense associated with our line of credit for the period ending March 31, 2010.  We had approximately $6.7 million outstanding under our line of credit at March 31, 2010, compared with $1.7 million at March 31, 2009.

Liquidity and Capital Resources

Cash flow provided by operating activities was $862,972 for the three-month period ended March 31, 2010, as compared to $32,319 of cash flow used by operating activities in the comparable 2009 period.  The increase in cash from operating activities was primarily due to a significant improvement in operating results due to increased production and oil and gas prices.

Cash flow used in investing activities was $30,392 for the three-month period ended March 31, 2010 and $8,679 in the comparable period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow used in financing activities was used to repurchase 50,000 shares of common stock for a total of $119,537 during the three-month period ended March 31, 2010.  The Company had no cash flow provided by or used in financing activities for the period ending March 31, 2009.

We may continue to raise financing through draws from our line of credit.  We anticipate our operating cash flow and other capital resources, if needed, will adequately fund planned capital expenditures and other capital uses over the near term.  Based on industry outlook for 2010, prices for oil and natural gas could remain higher than the prior year.

PART I

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At March 31, 2010 and March 31, 2009, there were no open positions.  We did not have any derivative transactions during the three-month periods ending March 31, 2010 and 2009.

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

b)

Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended March 31, 2010

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/10 – 4/30/10	97,000	$2.57	97,000	$ 229

TOTAL	97,000		97,000

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

Date: May 12, 2010	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer