Form 10-Q
period 2010-06-30
FIELDPOINT PETROLEUM CORP
filed 2010-08-12
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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

As of August 12, 2010, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,136,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,672,116	$ 657,942
Certificates of deposit	44,662	44,605
Accounts receivable:
Oil and natural gas sales	599,091	707,026
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	194,582	220,550
Income tax receivable	-	90,323
Deferred income tax asset – current	-	37,000
Prepaid expenses and other current assets	210,949	101,949
Total current assets	2,721,400	1,859,395

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	24,287,250	23,910,782
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(8,240,114)	(7,675,114)
Net property and equipment	16,136,384	16,324,916

Total assets	$ 18,857,784	$ 18,184,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 361,253	$ 428,512
Income taxes payable	192,000	-
Oil and gas revenues payable	171,425	179,366
Total current liabilities	724,678	607,878

LONG-TERM DEBT	6,744,755	6,744,755
DEFERRED INCOME TAXES	989,272	831,595
ASSET RETIREMENT OBLIGATION	1,365,002	1,325,002
Total liabilities	9,823,707	9,509,230

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued each period, and 8,170,175 and 8,370,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	5,662,857	4,789,790
Treasury stock, 740,000 and 540,000 shares, at cost	(1,291,461)	(777,390)
Total stockholders’ equity	9,034,077	8,675,081
Total liabilities and stockholders’ equity	$ 18,857,784	$ 18,184,311

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Oil and natural gas sales	$ 1,725,894	$ 723,249	$ 3,532,023	$ 1,329,865
Well operational and pumping fees	17,066	17,066	34,132	34,132
Disposal fees	26,713	5,000	40,213	16,000
Total revenue	1,769,673	745,315	3,606,368	1,379,997

COSTS AND EXPENSES:
Production expense	548,241	427,423	1,048,736	739,627
Depletion and depreciation	274,000	189,000	565,000	352,000
Accretion of discount on asset retirement obligations	20,000	8,000	40,000	16,000
General and administrative	249,094	272,538	481,314	460,796
Total costs and expenses	1,091,335	896,961	2,135,050	1,568,423

OPERATING INCOME (LOSS)	678,338	(151,646)	1,471,318	(188,426)

OTHER INCOME (EXPENSE):
Interest income	1,544	599	2,560	1,331
Interest expense	(60,516)	(23,269)	(123,811)	(36,012)
Unrealized holding gain on investments	-	84,444	-	9,848
Miscellaneous	-	855	-	855
Total other income (expense)	(58,972)	62,629	(121,251)	(23,978)

INCOME (LOSS) BEFORE INCOME TAXES	619,366	(89,017)	1,350,067	(212,404)

INCOME TAX (EXPENSE) – CURRENT	(24,000)	-	(192,000)	-
INCOME TAX (EXPENSE) BENEFIT – DEFERRED	(201,000)	34,000	(285,000)	78,000
TOTAL INCOME TAX PROVISION	(225,000)	34,000	(477,000)	78,000

NET INCOME (LOSS)	$ 394,366	$ (55,017)	$ 873,067	$ (134,404)

EARNINGS (LOSS) PER SHARE:
BASIC	$ 0.05	$ (0.01)	$ 0.11	$ (0.02)
DILUTED	$ 0.05	$ (0.01)	$ 0.11	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,223,688	8,539,311	8,277,609	8,542,724
DILUTED	8,223,688	8,539,311	8,277,609	8,542,724

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 873,067	$ (134,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on short-term investments	-	(9,848)
Depletion and depreciation	565,000	352,000
Deferred income tax expense (benefit)	285,000	(78,000)
Accretion of discount on asset retirement obligations	40,000	16,000
Changes in current assets and liabilities:
Accounts receivable	133,903	(8,663)
Prepaid expenses and other assets	(109,000)	1,183
Accounts payable and accrued expenses	124,741	(226,119)
Oil and gas revenues payable	(7,941)	18,104
Other	(57)	-
Net cash provided by (used in) operating activities	1,904,713	(69,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and natural gas properties	-	(1,000,630)
Additions to oil and natural gas properties	(376,468)	(229,801)
Net cash used in investing activities	(376,468)	(1,230,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	1,200,630
Purchase of treasury shares	(514,071)	(66,560)
Net cash provided by (used in) financing activities	(514,071)	1,134,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,014,174	(166,198)

CASH AND CASH EQUIVALENTS, beginning of the period	657,942	423,632

CASH AND CASH EQUIVALENTS, end of the period	$ 1,672,116	$ 257,434

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

	Pro Forma Results for the Three Months Ended June 30, 2009	Pro Forma Results for the Six Months Ended June 30, 2009

Revenues	$ 1,037,341	$ 1,907,936
Net income (loss)	$ (58,255)	$ (213,001)
Earnings (Loss) per share – basic	$ (0.01)	$ (0.02)
Earnings (Loss) per share - diluted	$ (0.01)	$ (0.02)

3.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or six months ended June 30, 2010 or 2009.

4.

Income Taxes

For the three and six months ending June 30, 2010, the tax provision is approximately 36% and 35%, respectively, of book income before tax which differed from the the statutory federal and state rates primarily due to permanent differences in book and taxable income related to the domestic production activities deduction.

For the three and six months ending June 30, 2009, the tax provision is approximately 38% and 37%, respectively, of book income before tax which approximates the statutory federal and state rates.

5.

Treasury Stock Repurchase Program

On November 20, 2009, March 26, 2010, and June 4, 2010 our Board of Directors authorized the Company to repurchase in market transactions shares of our common stock at an aggregate cost not to exceed $250,000 each or $750,000 in the aggregate.  We repurchased in market transactions a total of 200,000 common shares with an aggregate cost of $514,071 during the six months ended June 30, 2010.

6.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $15,000 for each of the six months ended June 30, 2010 and 2009 and $7,500 for each of the three months ended June 30, 2010 and 2009.  The Company also paid Roger Bryant, a director, $2,500 in consulting fees during the six months ended June 30, 2010 and 2009, respectively, and none during the three months ended June 30, 2010 and 2009.

7.

Long-Term Debt

On April 28, 2010, our lender increased our borrowing base from $6,800,000 to $9,000,000.

8.

Subsequent Events

Subsequent to June 30, 2010, we repurchased in market transactions a total of 34,000 shares of common stock totalling approximately $99,952.

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

Results of Operations

Comparison of three months ended June 30, 2010 to the three months ended June 30, 2009

	Quarter Ended June 30,
	2010	2009
Revenue:
Oil sales	$ 1,459,305	$ 612,140
Natural gas sales	266,589	111,109
Total oil and natural gas sales	$ 1,725,894	$ 723,249

Sales volumes:
Oil (Bbls)	19,477	12,765
Natural gas (Mcf)	39,616	36,032
Total (BOE)	26,080	18,770

Average sales prices
Oil ($/Bbl)	$ 74.92	$ 47.95
Natural gas ($/Mcf)	6.73	3.08
Total ($/BOE)	$ 66.18	$ 38.53

Costs and expenses ($/BOE)
Lease operating expense	$ 21.02	$ 22.77
Depletion and depreciation	10.51	10.07
Accretion of discount on asset retirement obligations	0.77	0.43
General and administrative	9.55	14.52
Total	$ 41.85	$ 47.79

Oil and natural gas sales revenues increased 139% or $1,002,645 to $1,725,894 for the three-month period ended June 30, 2010 from the comparable 2009 period. This was due both to higher oil and natural gas commodity prices as well as increases in sales volumes.  Sales volumes increased 39% on a BOE basis, primarily due to production from the acquisitions of properties in the Vacuum and Block Fields during 2009 as well as the Korczac well completion.  The higher sales volumes account for approximately $332,000 of the increase in revenues.  Average oil sales prices increased 56% to $74.92 for the three-month period ended June 30, 2010 compared to $47.95 for the period ended June 30, 2009.  Average natural gas sales prices increased 119% to $6.73 for the three-month period ended June 30, 2010 compared to $3.08 for the period ended June 30, 2009.  The higher commodity prices account for approximately $670,000 of the increase in revenues.  We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.

Lease operating expenses increased 28% or $120,818 to $548,241 for the three month period ended June 30, 2010 from the comparable 2009 period. This was primarily due to the increase in new wells acquired in 2009 and the cost associated with mature field production, with increases in workover expense and remedial repairs in 2010 as compared to 2009.   The increased volumes account for approximately $166,000 of increase in lease operating expenses. Lifting costs per BOE decreased 8% or $1.75 to $21.02 for the period. We anticipate lease operating expenses to increase over the following quarters due to the additional remedial repairs and workover expenses.

Depletion and depreciation increased 45% or $85,000 to $274,000 for the three month period ended June 30, 2010 versus $189,000 in the 2009 comparable period.  This was primarily due to new wells acquired in 2009, which increased our depletable base.

General and administrative overhead cost decreased 9% or $23,444 to $249,094 for the three-month period ended June 30, 2010 from the three-month period ended June 30, 2009.  This was primarily attributable to a decrease in legal, consulting and administration services during the 2010 period.  At this time due to the growth of the Company, we anticipate general and administrative expenses to increase in the coming quarters.

Other expenses, net for the quarter ended June 30, 2010, were $58,972 compared to other income, net of $62,629 for 2009.  The net decrease was primarily due to the unrealized gain on investments during the 2009 period that was offset by an increase in interest expense associated with our line of credit for the period ending June 30, 2010.  We had approximately $6.7 million outstanding under our line of credit at June 30, 2010, compared with $2.9 million at June 30, 2009.

Results of Operations

Comparison of Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009
Revenues:
Oil sales	$ 3,003,834	$ 1,057,316
Natural gas sales	528,189	272,549
Total	$ 3,532,023	$ 1,329,865

Sales volumes:
Oil (Bbls)	39,736	24,963
Natural gas (Mcf)	81,315	66,226
Total (BOE)	53,288	36,001

Average sales prices
Oil ($/Bbl)	$ 75.59	$ 42.36
Natural gas ($/Mcf)	6.49	4.12
Total ($/BOE)	$ 66.28	$ 36.94

Costs and expenses ($/BOE)
Lease operating expense	$ 19.68	$ 20.54
Depletion and depreciation	10.60	9.78
Accretion of discount on asset retirement obligations	0.75	0.44
General and administrative	9.03	12.80
Total	$ 40.07	$ 43.57

Oil and natural gas sales revenues increased 166% or $2,202,158 to $3,532,023 for the six month period ended June 30, 2010 from $1,329,865 for the comparable 2009 period.   This was due primarily to the overall increase in oil and natural gas commodity pricing.  Sales volumes increased 48% on a BOE basis, primarily due to additions of the South Vacuum and North Block properties in the second half of 2009.  The higher sales volume accounted for approximately $688,000 of the increase in revenues.  Average oil sales prices increased 78% to $75.59 for the six month period ended June 30, 2010 compared to $42.36 for the six month period ended June 30, 2009.  Average natural gas sales prices increased 58% to $6.49 for the six month period ended June 30, 2010 compared to $4.12 for the six month period ended June 30, 2009.  The higher commodity prices accounted for approximately $1.5 million of the increase in revenues.  We anticipate volumes to remain stable in the coming quarters as additional remedial work is complete.

Lease operating expenses increased 42% or $309,109 to $1,048,736 for the six month period ended June 30, 2010 from the comparable 2009 period.  This was primarily due to the increase in additional repairs, workover expenses and production expenses associated with properties acquired in the second half of 2009.  Lifting cost per BOE decreased 4%, from $20.54 to $19.68 for the period.  We anticipate lease operating expense to increase over the following quarters due to production expenses associated primarily with the North Block acquisition in the second half of 2009.

Depletion and depreciation expense increased 61% to $565,000, compared to $352,000 for the comparable 2009 period.  This was primarily due to acquisitions that increased our depletable base from the same 2009 period.

General and administrative overhead cost increased 4% or $20,518 to $481,314 for the six month period ended June 30, 2010 from the six month period ended June 30, 2009.  This was attributable primarily to an increase in administrative services such as contract labor, and administrative services.  In the coming quarters we anticipate general and administrative expenses to increase.

Other expenses, net for the six months ended June 30, 2010, amounted to $121,251 compared to other expenses, net of $23,978 for the comparable 2009 period.  The increase was primarily due to a increase in interest expense associated with our line of credit for the six months ending June 30, 2010, offset by an unrealized gain of $9,848 for the six month period ended June 30, 2009. We had approximately $2.9 million outstanding under our line of credit at June 30, 2009, compared with $6.7 million at June 30, 2010.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,904,713 for the six-month period ended June 30, 2010, as compared to $69,837 of cash flow used by operating activities in the comparable 2009 period.  The increase in cash from operating activities was primarily due to a significant improvement in operating results due to increased production and oil and gas prices.

Cash flow used in investing activities was $376,468 for the six-month period ended June 30, 2010 and $1,230,431 used in the comparable period due to the additions to oil and natural gas properties and equipment in each period.  The 2009 period included approximately $1 million for the acquisition of the South Vacuum property.

Cash flow used in financing activities was used to repurchase 200,000 shares of common stock for a total of $514,071 during the six-month period ended June 30, 2010.  Cash flow provided by financing activities for the period ending June 30, 2009 was $1,200,630 proceeds from long term debt net of $66,560 was used to repurchase 30,000 shares of common stock.

We may continue to raise financing through draws from our line of credit.  Effective April 28, 2010, the borrowing base under our line of credit with Citibank, N.A. was increased to $9.0 million. We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term.  Based on industry outlook for the remainder of 2010, prices for oil and natural gas could remain higher than the prior year.

PART I

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At June 30, 2010 and June 30, 2009, there were no open positions.  We did not have any derivative transactions during the three-month or six-month periods ending June 30, 2010 and 2009.

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

b)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period ended June 30, 2010.  The following table sets forth our repurchases in market transactions of shares of our common stock during the periods ended June 30, 2010 and August 12, 2010, respectively:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
5/14/10 – 6/30/10	53,000	$2.73	53,000	$223,751
7/1/10 – 8/12/10	34,000	$2.94	34,000	$ 5,263
TOTAL	87,000		87,000

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

Date: August 12, 2010	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer