Form 10-Q
period 2010-09-30
FIELDPOINT PETROLEUM CORP
filed 2010-11-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

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

As of November 15, 2010, the number of shares outstanding of the Registrant's $.01 par value common stock was

 8,108,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,868,355	$ 657,942
Short-term investments	44,691	44,605
Accounts receivable:
Oil and natural gas sales	663,587	707,026
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	226,407	220,550
Income tax receivable	-	90,323
Deferred income tax asset – current	-	37,000
Prepaid expenses and other current assets	292,033	101,949
Total current assets	3,095,073	1,859,395

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	24,304,000	23,910,782
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(8,510,114)	(7,675,114)
Net property and equipment	15,883,134	16,324,916

Total assets	$ 18,978,207	$ 18,184,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 171,983	$ 428,512
Income taxes payable	231,000	-
Oil and natural gas revenues payable	176,260	179,366
Total current liabilities	579,243	607,878
LONG TERM DEBT	6,744,755	6,744,755
DEFERRED INCOME TAXES	1,104,272	831,595
ASSET RETIREMENT OBLIGATION	1,385,002	1,325,002
Total liabilities	9,813,272	9,509,230

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued and 8,134,375 and 8,370,175 outstanding, each period, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	5,902,959	4,789,790
Treasury stock, 775,800 and 540,000 shares, at cost	(1,400,705)	(777,390)
Total stockholders' equity	9,164,935	8,675,081
Total liabilities and stockholders' equity	$ 18,978,207	$ 18,184,311

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Oil and natural gas sales	$ 1,642,692	$ 1,080,146	$ 5,174,715	$ 2,410,011
Well operational and pumping fees	17,067	17,067	51,199	51,199
Disposal fees	12,000	4,000	52,213	20,000
Total revenue	1,671,759	1,101,213	5,278,127	2,481,210

COSTS AND EXPENSES:
Production expense	717,492	431,644	1,766,228	1,171,271
Depletion and depreciation	270,000	235,000	835,000	587,000
Accretion of discount on asset retirement obligations	20,000	22,000	60,000	38,000
General and administrative	207,277	179,639	688,591	640,435
Total costs and expenses	1,214,769	868,283	3,349,819	2,436,706

OPERATING INCOME	456,990	232,930	1,928,308	44,504

OTHER INCOME (EXPENSE):
Interest income	1,710	839	4,270	2,170
Interest expense	(64,598)	(30,131)	(188,409)	(66,143)
Unrealized loss on short-term investments	-	(9,848)	-	-
Realized gain on sale of investments	-	73,463	-	73,463
Miscellaneous income (expense)	-	-	-	855
Total other income (expense)	(62,888)	34,323	(184,139)	10,345

INCOME BEFORE INCOME TAXES	394,102	267,253	1,744,169	54,849
Income tax provision - current	(39,000)	-	(231,000)	-
Income tax provision - deferred	(115,000)	(117,500)	(400,000)	(39,500)
TOTAL INCOME TAX PROVISION	(154,000)	(117,500)	(631,000)	(39,500)

NET INCOME	$ 240,102	$ 149,753	$ 1,113,169	$ 15,349

NET INCOME PER SHARE:
BASIC	$ 0.03	$ 0.02	$ 0.14	$ 0.00
DILUTED	$ 0.03	$ 0.02	$ 0.14	$ 0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,143,173	8,499,031	8,232,302	8,528,002
DILUTED	8,143,173	8,499,031	8,232,302	8,528,002

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,113,169	$ 15,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Proceeds from sale of short-term investments	-	585,139
Realized gain on sale of short-term investments	-	(73,463)
Depletion and depreciation	835,000	587,000
Deferred income taxes	400,000	39,500
Accretion of discount on asset retirement obligations	60,000	38,000
Changes in current assets and liabilities:
Accounts receivable	37,582	(98,494)
Prepaid expenses and other current assets	(190,084)	15,095
Accounts payable and accrued expenses	(25,529)	(346,054)
Oil and natural gas revenues payable	(3,106)	49,234
Other	(86)	(899)
Net cash provided by operating activities	2,226,946	810,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and natural gas properties	-	(5,400,820)
Additions to oil and natural gas properties	(393,218)	(354,907)
Net cash used in investing activities	(393,218)	(5,755,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	5,100,630
Repayments of long-term debt	-	(55,000)
Purchase of treasury shares	(623,315)	(129,907)
Net cash provided by (used in) financing activities	(623,315)	4,915,723

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,210,413	(29,597)

CASH AND CASH EQUIVALENTS, beginning of the period	657,942	423,632

CASH AND CASH EQUIVALENTS, end of the period	$ 1,868,355	$ 394,035

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

	Pro Forma Results for the Three Months Ended September 30, 2009	Pro Forma Results for the Nine Months Ended September 30, 2009

Revenues	$ 1,258,661	$ 3,166,597
Net income (loss)	$ 137,513	$ (75,888)
Earnings (Loss) per share – basic	$ 0.02	$ (0.01)
Earnings (Loss) per share - diluted	$ 0.02	$ (0.01)

3.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or nine months ended September 30, 2010 or 2009.

4.

Income Taxes

For the three and nine months ending September 30, 2010, the tax provision is approximately 39% and 36%, respectively, of book income before tax which differed from the statutory federal and state rates primarily due to permanent differences in book and taxable income related to the domestic production activities deduction.

For the three and nine months ending September 30, 2009, the tax provision is approximately 44% and 72%, respectively, of book income before tax which differs from the statutory federal and state rates primarily due to permanent differences in book and taxable income related to tax depletion.

5.

Treasury Stock Repurchase Program

On November 20, 2009, March 26, 2010, June 4, 2010, and August 12, 2010 our Board of Directors authorized the Company to repurchase in market transactions shares of our common stock at an aggregate cost not to exceed $250,000 each or $1,000,000 in the aggregate.  We repurchased in market transactions a total of 235,800 common shares with an aggregate cost of $623,315 during the nine months ended September 30, 2010.

6.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $22,500 for each of the nine months ended September 30, 2010 and 2009 and $7,500 for each of the three months ended September 30, 2010 and 2009.  The Company also paid Roger Bryant, a director, $2,500 in consulting fees during the nine months ended September 30, 2010 and 2009, respectively, and none during the three months ended September 30, 2010 and 2009.  The Company paid Karl Reimers, a director, $500 in consulting fees during the three and nine months ended September 30, 2010.

7.

Long-Term Debt

On April 28, 2010, our lender increased our borrowing base from $6,800,000 to $9,000,000.

8.

Subsequent Events

Subsequent to September 30, 2010, we repurchased in market transactions a total of 26,200 shares of common stock totalling approximately $80,172.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

	Quarter Ended September 30,
	2010	2009
Revenue:
Oil sales	$ 1,496,520	$ 927,929
Natural gas sales	146,172	152,217
Total oil and natural gas sales revenue	$ 1,642,692	$ 1,080,146

Sales volume:
Oil (Bbls)	19,089	14,795
Natural gas (Mcf)	39,653	47,904
Total sales volume (BOE)	25,698	22,779

Average sales prices:
Oil ($/Bbl)	$ 78.40	$ 62.72
Natural gas ($/Mcf)	$ 3.69	$ 3.18
Average total sales price ($/BOE)	$ 63.92	$ 47.42

Costs and expenses ($/BOE):
Lease operating expense	$ 27.92	$ 18.95
Depletion and depreciation	10.51	10.32
Accretion of discount on asset retirement obligations	0.78	0.97
General and administrative	8.07	7.89
Total costs and expenses ($/BOE):	$ 47.28	$ 38.13

Oil and natural gas sales revenue increased 52% or $562,546 to $1,642,692 for the three month period ended September 30, 2010 from the comparable 2009 period.  This was due both to higher oil and natural gas commodity prices as well as an increase in oil sales volume.  Sales volumes increased 13% on a BOE basis, primarily due to production from the acquisitions of properties in the Vacuum and Block Fields during 2009 as well as the Korczac well completion.  The higher sales volumes account for approximately $243,000 of the increase in revenue. Average oil sales prices increased 25% to $78.40 for the three-month period ended September 30, 2010 compared to $62.72 for the three-month period ended September 30, 2009.  Average natural gas sales declined offset by an increase natural gas sales prices of 16% to $3.69 for the three month period ended September 30, 2010 compared to $3.18 for the three month period ended September 30, 2009.  The higher commodity prices accounted for approximately $319,000 of the increase in revenue.  We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.

Lease operating expenses increased 66% or $285,846 to $717,492 for the three month period ended September 30, 2010 from the comparable 2009 period.  This was primarily due to the increase in new wells acquired in 2009 and cost associated with mature field production, with increases in workover expense and remedial repairs in 2010 as compared to 2009.  The increased volumes accounted for approximately $55,000 of the increase in lease operating expenses.  Lifting cost per BOE increased by 47% or $8.97 to $27.92 for the period.  We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation increased 15% or $35,000 to $270,000 for the three month period ended September 30, 2010 versus $235,000 in the 2009 comparable period.  This was primarily due to new wells acquired in 2009 which increased our depletable base.

General and administrative overhead cost increased 15% or $27,638 to $207,277 for the three-month period ended September 30, 2010 from the three-month period ended September 30, 2009.  This was primarily attributable to an increase in professional services such as consulting and administration services.  We anticipate general and administrative expenses to increase slightly in the coming quarters.

Other expense, net for the quarter ended September 30, 2010, was $62,888 compared to other income, net of $34,323 for the comparable 2009 period.  The change was primarily due to higher interest expense in 2010 as well as a realized gain of $73,463 from the sale of our short-term investments during the three months ending September 30, 2009.  The increase in interest expense resulted from the borrowings related to the property acquisitions in 2009.

Results of Operations

Comparison of Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	Nine Months Ended June 30,
	2010	2009
Revenue:
Oil sales	$ 4,500,354	$ 1,985,245
Natural gas sales	674,361	424,766
Total oil and natural gas sales revenue	$ 5,174,715	$ 2,410,011

Sales volume:
Oil (Bbls)	58,824	39,758
Natural gas (Mcf)	120,968	114,130
Total sales volume (BOE)	78,985	58,780

Average sales price:
Oil ($/Bbl)	$ 76.51	$ 49.93
Natural gas ($/Mcf)	$ 5.57	$ 3.72
Average total sales prices ($/BOE)	$ 65.52	$ 41.00

Costs and expenses ($/BOE):
Lease operating expense	$ 22.36	$ 19.93
Depletion and depreciation	10.57	9.99
Accretion of discount on asset retirement obligations	0.76	0.65
General and administrative	8.72	10.90
Total costs and expenses ($/BOE)	$ 42.41	$ 41.47

Oil and natural gas sales revenues increased 115% or $2,764,704 to $5,174,715 for the nine-month period ended September 30, 2010 from $2,410,011 for the comparable 2009 period.   This was due primarily to the overall increase in oil and natural gas commodity pricing.  Sales volume increased 34% on a BOE basis, primarily due to additions of the South Vacuum and North Block properties in the 2009 period.  The higher sales volume accounted for approximately $977,000 of the increase in revenue.  Average oil sales prices increased 53% to $76.51 for the nine month period ended September 30, 2010 compared to $49.93 for the nine month period ended September 30, 2009.  Average natural gas sales prices increased 50% to $5.57 for the nine month period ended September 30, 2010 compared to $3.72 for the nine month period ended September 30, 2009.  The higher commodity prices accounted for approximately $1,787,000 of the increase in revenue.  We anticipate volumes to remain stable in the coming quarters as additional remedial work is complete.

Lease operating expenses increased 51% or $594,955 to $1,766,228 for the nine month period ended September 30, 2010 from the comparable 2009 period.  This was primarily due to the increase in additional repairs, workover expenses and production expenses associated with properties acquired in the 2009 period.  Lifting cost per BOE increased 12% or $2.43 to $22.36 for the period. We anticipate lease operating expense to increase over the following quarters due to production expenses associated primarily with the North Block properties.

Depletion and depreciation expense increased 42% to $835,000, compared to $587,000 for the comparable 2009 period.  This was primarily due to acquisitions that increased our depletable base from the same 2009 period.

General and administrative overhead cost increased 8% or $48,156 to $688,591 for the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009.  This was attributable primarily to an increase in administrative services such as contract labor and consulting.  In coming quarters we anticipate general and administrative expenses to increase.

Other expense, net for the nine months ended September 30, 2010, was $184,139 compared to other income, net of $10,345 for the comparable 2009 period.  The change was primarily due to an increase in interest expense associated with our line of credit for the nine months ending September 30, 2010 as well as a realized gain of $73,463 in the 2009 period.  The increase in interest expense resulted from the borrowings related to the property acquisitions in 2009.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,226,946 for the nine month period ended September 30, 2009, as compared to cash flow provided by operating activities of $810,407 in the comparable 2009 period.  The increase in cash flows from operating activities was primarily due to an increase in net income in 2010.

Cash flow used in investing activities was $393,218 for the nine month period ended September 30, 2010 as compared to $5,755,727 in the comparable period.  This was primarily due to the acquisition of the South Vacuum and Block properties during 2009.

Cash flow was used in financing activities of $623,315 to repurchase treasury shares for the nine months ended September 30, 2010. This compared to $4,915,723 of cash provided by financing activities primarily consisting of proceeds from our credit facility used to finance the South Vacuum and Block properties in 2009.

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

PART I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of FASB ASC Topic No. 815.  Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At September 30, 2010 and December 31, 2009, there were no open positions.  We did not have any derivative transactions during the three or nine-month periods ending September 30, 2010 and 2009.

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

b)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three or nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/10 – 9/30/10	35,800	$3.05	35,800	$248,897
10/01/10 – 11/12/10	26,200	$3.06	26,200	$ 168,725
TOTAL	62,000

Item 3.  Default Upon Senior Securities

None, except as disclosed herein.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer