Form 10-K/A
period 2009-12-31
FIELDPOINT PETROLEUM CORP
filed 2011-01-11
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A-1

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
This Amendment No. 1 to Form 10-K is being filed in response to the staff comments dated December 22, 2010 and is believed to resolve all of those comments.
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
The Company’s oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts to provide a fixed or determinable quantity of oil and gas in the near future. During the year ended December 31, 2009, purchases by each of five customers, Ram Energy Resources, Inc., Encore Acquisition Co., Sunoco, Teppco Apache and Nadel Gussman represented more than 10% of total Company revenues. During the year end December 31, 2008, purchases by five customers, Dorado Oil Co., Ram Energy Resources, Inc., Encore Acquisition Co., ConocoPhillips, and Quantum represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.
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
Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2009 and 2008. Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped properties do not presently have sufficient wells to recover the estimated reserves. The Company’s estimated future net recoverable oil and gas reserves, noted in the table above, have not been filed with any other Federal authority or agency. See Notes 10 and 11 to the Consolidated Financial Statements and the following discussion.
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

Proved Undeveloped Reserves

During the fiscal year ended December 31, 2009, the Company added approximately 61,900 BOE to its proved undeveloped reserves. This increase resulted from our development of a lower horizon in the Korczak Federal well in New Mexico, which improved the status of an uncompleted higher zone in the same well to proved undeveloped reserves, and the overall year-over-year increase in oil prices.

During the year, we made no progress or investment in converting proved undeveloped reserves to proved developed reserves.

The Company has proved undeveloped reserves that have remained undeveloped for five years or more after disclosure as proved undeveloped reserves. This is principally due to the fact that the Company is a non-operator of its properties and must rely upon the operator to undertake development activities in which we would then participate as a working interest owner.

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
Preparation of Proved Reserves Estimates
Internal Controls Over Preparation of Proved Reserves Estimates
     Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2009 have been estimated by Fletcher Lewis Engineering, Inc., (“Fletcher Lewis”) and PGH Engineers (“PGH”)and as of December 31, 2008 have been estimated by Fletcher Lewis Engineering, Inc. and Lonquist and Co LLC, (“Lonquist”) consulting petroleum engineers. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Ray Reaves, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Reaves, who has over twenty years of experience as a chief executive officer in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Reaves also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Reaves calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.
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
The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2009	2008
Audit fees — audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$88,700	$82,200
Audit-related fees — related to the performance of audit or review of financial statements not reported under “audit fees” above	52,800	—
Tax fees — tax compliance, tax advice and tax planning	17,700	20,600

All other fees — services provided by our principal accountants other than those identified above	—	—
Total fees paid or accrued to our principal accountants	$159,200	$102,800

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company’s 10KSB for the year ended December 31, 1997.)

3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1	Plan of Exchange (incorporated by reference to the Company’s definitive proxy statement dated December 8, 1997).

4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 22, 2000.)

4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Commission on March 22, 2000.)

10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company’s 10QSB/A for the quarter ended September 30, 2000)

10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.3	Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.4	Audit Committee Charter adopted by the Company on March 28, 2001(incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.5	Consulting Agreement dated November 13, 2001 between FieldPoint Petroleum Corp. and TRG Group LLC. (incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2001)

10.7	Loan and Security Agreement with CitiBank, N.A., dated October 18, 2006 (incorporated by reference from the Company’s current report on Form 8k dated October 18, 2006 as filed with the Commission on October 20, 2006.)

10.6	Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.
14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31.	Certification required by Section 13a-14(a) of the Exchange Act.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter Report and Certificate of Qualification of Fletcher Lewis Engineering, Inc.

99.2	Letter Report and Certificate of Qualification of PGH Petroleum & Environmental Engineers, L.L.C.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date: January 10, 2011	By:	/s/ Ray Reaves
Ray Reaves, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ray Reaves	Date: January 10, 2011

President, Chief Executive Officer, Director, Chairman, Chief Financial Officer

By:	/s/ Roger D. Bryant	Date: January 10, 2011

Roger D. Bryant Director

By:	/s/ Dan Robinson	Date: January 10, 2011

Dan Robinson Director

By:	/s/ Karl W. Reimers	Date: January 10, 2011

Karl W. Reimers Director

By:	/s/Debra Funderburg	Date: January 10, 2011

Debra Funderburg Director