Form 10-K
period 2010-12-31
FIELDPOINT PETROLEUM CORP
filed 2011-03-30
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.

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
Common Stock, $.01 Par Value
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2011, was $21,482,004.
The number of shares outstanding of the registrant’s common stock as of March 30, 2011 are 8,060,175
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes
Exhibits
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
Operations
As of December 31, 2010, the Company had varying ownership interest in 376 gross productive wells (103.29 net) located in five states. The Company operates 67 of the 376 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.
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
Administration
Office Facilities — The office space for the Company’s executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2010.
Employees — As of March 30, 2011, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A	-RISK FACTORS.
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

ITEM 1B.	-UNRESOLVED STAFF COMMENTS.
The Company received a comment letter from the SEC dated March 2, 2011 related to the Company’s Form 10-K for the fiscal year ended December 31, 2009. After discussions with Staff, the Company submitted by Edgar Correspondence dated March 18, 2011 its responses to those comments. Staff has indicated that after its review of this Annual Report on Form 10-K for the year ended December 31, 2010, it would determine if the Company has adequately responded to all Staff comments.

ITEM 2-	PROPERTIES
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

	Oil (bbl)		Gas (mcf)
Production by State	2010	2009	2010	2009
Louisiana	23	47	10,381	11,454
New Mexico	17,854	12,301	89,334	88,942
Oklahoma	30,401	27,960	18,984	16,942
Texas	22,720	13,518	33,619	43,863
Wyoming	6,576	5,231	—	—

TOTAL	77,574	59,057	152,318	161,201
The Company’s oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2010, purchases by each of five customers, Sunoco, Enterprise Crude, ConocoPhillips, Ram Energy Resources, and Quantum Resources represented more than 10% of total Company revenues. During the year end December 31, 2009, purchases by five customers, Ram Energy Resources, Inc., Quantum Resources Co., Sunoco, Enterprise Crude, and NadelGussman represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.
Productive Wells
The table below sets forth certain information regarding the Company’s ownership, as of December 31, 2010, of productive wells in the areas indicated.
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

Drilling Activity
The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 20010 and 2009. The Company drilled no wells in 2010 or 2009.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	—	—	—	—
New Mexico	—	—	—	—
Oklahoma	—	—	—	—
Texas	—	—	—	—
Wyoming	—	—	—	—

Total	—	—	—	—
Reserves
Proved Reserves Reporting
On December 31, 2008, the Securities and Exchange Commission, or the SEC, released a Final Rule, Modernization of Oil and Gas Reporting , approving revisions designed to modernize oil and gas reserve reporting requirements. The new reserve rules were effective for our financial statements for the year ended December 31, 2009 and our 2009 year-end proved reserve estimates. The most significant revisions to the reporting requirements included:
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
Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2010 and 2009. See Notes 10 and 11 to the Consolidated Financial Statements and the following discussion.
Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2009	936,759	2,386,023
Revisions of previous estimates	63,461	22,295
Extensions and discoveries	47,470	94,930
Purchase of minerals in place	214,550	1,116,660
Production	(59,057)	(161,201)

Estimated quantity, December 31, 2009	1,203,183	3,458,707
Revisions of previous estimates	43,346	(667,733)
Extensions and discoveries	—	—
Purchase of minerals in place	—	—
Production	(77,574)	(152,318)

Estimated quantity, December 31, 2010	1,168,955	2,638,656

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2010	885,658	283,297	1,168,955
December 31, 2009	940,959	262,224	1,203,183

Gas (Mcf)
December 31, 2010	2,181,689	456,967	2,638,656
December 31, 2009	2,740,721	717,986	3,458,707

Proved Undeveloped Reserves
During fiscal year ended December 31, 2010, the Company’s proved undeveloped reserves decreased by approximately 22,430 BOE. This decreased resulted primarily from the removal of certain PUD locations that the Company has held for more than five years without development or a development plan.
On our Diamond lease during the year we made progress converting proved undeveloped reserves to proved developed reserves
Preparation of Proved Reserves Estimates
Internal Controls Over Preparation of Proved Reserves Estimates
Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2010 and December 31, 2009 have been estimated by Fletcher Lewis Engineering, Inc., and PGH Engineers. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Ray Reaves, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Reaves, who has over twenty years of experience as a chief executive officer in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Reaves also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Reaves calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.
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
Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2010, or subsequently thereafter.
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

Acreage
The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2010. The category of “Undeveloped Acreage” in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

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

	CLOSING BID
FISCAL 2009	HIGH	LOW
First Quarter	3.18	1.18
Second Quarter	2.62	1.46
Third Quarter	2.70	1.59
Fourth Quarter	2.65	1.88

FISCAL 2010	HIGH	LOW
First Quarter	2.50	1.93
Second Quarter	3.20	2.11
Third Quarter	3.90	2.63
Fourth Quarter	4.55	2.73
At March 30, 2011, the approximate number of shareholders of record was 362. The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities
Issuer Purchases of Equity Securities

				(d)
				Maximum number
				(or approximate
			(c)	dollar value) of
			Total number of shares	shares (or units)
			(or units) purchased as	that may yet be
	(a)	(b)	part of publicly	purchased under
	Total number of shares	Average price paid per	announced plans or	the plans or
Period	(or units) purchased	share (or unit)	programs	programs
October 01, 2010 to October 30, 2010	19,200	$2.99	19,200	$224,255

November 01, 2010 to November 30, 2010	25,000	$3.71	25,000	$131,500

December 01, 2010 to December 30, 2010	13,000	$4.41	13,000	$74,170

Total	57,200		57,200
In its Report on Form 8-K dated November 23, 2009, the Company announced its stock buy-back program. Under the program, the Company was authorized to purchase shares of its common stock for an aggregate amount not exceeding $250,000. Again on March 26, 2010, June 4, 2010, and August 20, 2010, the Board of Directors authorized the Company to repurchase additional shares of its common stock at an aggregate cost not to exceed $250,000 each. Stock purchases were made from time to time in the open market or in privately-negotiated transactions, if and when management determined to effect purchases. All stock repurchases were subject to the requirements of Rule 10b-18 under the Exchange Act.

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

	Years Ended December 31,
Statements of Operations Data:	2010	2009

Total revenues	$7,008,783	$3,910,043
Operating expenses	5,571,076	3,867,000
Net income	787,470	1,235
Basic earnings per share	$0.10	$0.00

Shares used in computing basic earnings per share	8,200,541	8,503,693
Diluted earnings per share	$0.10	$0.00

Shares used in computing diluted earnings per share	8,200,541	8,503,693

	December 31,
Balance Sheet Data:	2010	2009

Working capital	$2,604,029	$1,251,517
Total assets	18,561,608	18,184,311
Total liabilities	9,930,009	9,509,230
Stockholders’ equity	8,631,599	8,675,081

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Results of Operations

	Years Ended December 31,
	2010	2009
Revenues:
Oil sales	$6,081,913	$3,194,281
Natural gas sales	793,992	623,497

Total	$6,875,905	$3,817,778

Sales volumes:
Oil (Bbls)	77,574	59,057
Natural gas (Mcf)	152,318	161,201

Total (BOE)	102,960	85,924

Average sales prices
Oil ($/Bbl)	$78.40	$54.09
Natural gas ($/Mcf)	5.21	3.87

Total ($/BOE)	$66.78	$44.43

Costs and expenses ($/BOE)
Lease operating	$21.89	$17.69
Production taxes	4.52	3.35
Depletion and depreciation	10.72	10.22
Impairment of oil and natural gas properties	5.24	—
Accretion of discount on asset retirement obligations	0.78	0.68
General and administrative	10.96	13.07

Total	$54.11	$45.01

Revenues
Oil and natural gas sales revenues increased by $3,058,127 or 80%, primarily due to increases in oil sales of $2,888,000. Oil sales increased due to higher prices and increased volumes. Higher prices contributed $1,886,000 to the increase in oil sales revenues. Increased production contributed $1,002,000 to the increase in oil sales revenue. Oil sales volumes increased by 31%, primarily resulting from the acquisitions of the South Vacuum Field and Block Field consummated in 2009. Natural gas sales increased $170,495 or 27% due primarily to higher prices realized during 2010, offset by lower production in 2010. Oil and natural gas prices have been volatile during 2010 and the Company expects this to continue. FieldPoint’s oil and natural gas sales revenue will be highly dependent on commodity prices in 2011.
Lease Operating Expenses
Lease operating expenses increased by $732,867 or 48% due to a combination of increased costs and increased sales volumes. Costs increased by $4.20 per barrel equivalent (BOE) or 24% due primarily to increased repair and maintenance workovers incurred in 2010 as compared to 2009. Many of FieldPoint’s properties are mature and bear high operating expense. Increased costs per equivalent unit contributed approximately $431,000 of the increase in lease operating expense while increased sales volumes contributed approximately $302,000 of the increase.
Production Taxes
Production taxes increased $178,113 or 62%, primarily the result of increased oil and natural gas sales revenues as discussed above. Production taxes amounted to approximately 6.8% of oil and natural gas sales revenue during 2010 and 7.5% during 2009. Management expects production taxes to range between 6.5% and 7.5% of oil and natural gas sales revenue.
Depletion and Depreciation
Depletion and depreciation expense increased by $226,000 or 26%. The increase in depletion and depreciation was primarily due to increased production and a full year of depletion from 2009 acquisitions in 2010.
Impairment of Oil and Natural Gas Properties
Impairment recorded during 2010 was primarily the result of the sale of the Whisler Unit at a net loss in 2011. The Company had no impairment charges in 2009.
General and Administrative Expense
General and administrative expenses increased $5,870 or 1%. Significant components of general and administrative expenses include personnel-related costs and professional services fees. Management expects FieldPoint’s general and administrative expenses to remain relatively comparable between years.
Other Income (Expense)
The most significant component of other income and expense in 2010 and 2009 was interest expense. The Company borrowed approximately $5.1 million during 2009 to fund acquisitions. As a result, interest expense increased by $120,630, or 94% in 2010, as compared to 2009. Short-term investments include certificates of deposit and investments in mutual funds. The Company sold its investment in mutual funds in 2009 and recognized a gain of $73,463.

Liquidity and Capital Resources
Cash flow provided by operating activities was approximately $1.7 million for the year ended December 31, 2010, compared to $1.4 million for the year ended December 31, 2009. The increase in cash flow from operating activities was primarily due to the improvement in the results of oil and natural gas operations.
FieldPoint used its operating cash flow along with cash on hand in 2010 to fund $524,000 of development of oil and natural gas properties, to repay $4,755 of amounts outstanding under the Company’s revolving line of credit, and to repurchase an aggregate of 293,000 shares of FieldPoint common stock for a total purchase price of $830,952. In 2009, FieldPoint used its operating cash flow along with cash on hand to fund $5.9 million of acquisition and development of oil and natural gas properties, to repay $55,000 of amounts outstanding under the Company’s revolving line of credit, and repurchase an aggregate of 176,000 shares of FieldPoint common stock for a total purchase price of $385,228. The repurchases were undertaken pursuant to a stock buy-back program approved by the Board of Directors. Management continuously searches for opportunities to make cost-effective acquisitions of oil and natural gas properties. Further, management evaluates the market price and trading volume of FieldPoint’s common stock and may repurchase shares if capital is available and management believes that such repurchase would be advantageous to the Company and its stockholders.
Capital Requirements
Management believes the Company will be able to meet its current operating needs through internally generated cash from operations and borrowings under the Company’s revolving credit facility. As of December 31, 2010, the Company had working capital of approximately $2.6 million and minimal borrowing capacity under its line of credit based on a borrowing base of $10.5 million. The borrowing base is subject to redetermination based on the value of proved reserves, and could be increased during 2011.
Although the Company had no significant commitments for capital expenditures at December 31, 2010, management anticipates continued investments in oil and natural gas properties during 2011. If bank credit is not available, FieldPoint may not be able to continue to invest in strategic oil and natural gas properties. Management cannot predict how oil and natural gas prices will fluctuate during 2011 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The timing of most capital expenditures is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks.

Contractual Obligations and Commitments
We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:
Obligation Due in Period

Cash Contractual
Obligations	2011	2012	2013	2014	Thereafter	Total
(in thousands)

Credit facility (secured)	$—	$6,740	$—	$—	$—	$6,740
Interest on credit facility	258	215	—	—	—	473

Total	$258	$6,955	$—	—	$—	$7,213

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
Impairment of Oil and Natural Gas Properties
We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were $539,226 of impairments of oil and natural gas properties in 2010 and no impairments of oil and natural gas properties during 2009.

Reporting Requirements
Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and the NYSE Amex, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002 and the new SEC reporting regulations which became effective January 1, 2010. Our compliance with current and proposed rules requires the commitment of significant managerial resources. We conclude that our internal control over financial reporting was effective as of December 31, 2010.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritive accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2010 and December 31, 2009, there were no open positions. We did not have any derivative transactions during 2010 or 2009.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Cedar Park, Texas
We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 30, 2011

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$984,770	$657,942
Short-term investments	44,422	44,605
Accounts receivable:
Oil and natural gas sales	723,218	707,026
Joint interest billings, less allowance for doubtful accounts of $99,192 each period	246,655	220,550
Income taxes receivable	206,000	90,323
Deferred income tax asset-current	99,000	37,000
Prepaid drilling expenses	975,538	—
Prepaid expenses and other current assets	76,433	101,949

Total current assets	3,356,036	1,859,395

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	24,434,664	23,910,782
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(9,318,340)	(7,675,114)

Net property and equipment	15,205,572	16,324,916

Total assets	$18,561,608	$18,184,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$553,760	$428,512
Oil and natural gas revenues payable	198,247	179,366

Total current liabilities	752,007	607,878

LONG-TERM DEBT	6,740,000	6,744,755
DEFERRED INCOME TAXES	1,033,000	831,595
ASSET RETIREMENT OBLIGATION	1,405,002	1,325,002

Total liabilities	9,930,009	9,509,230

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 shares issued, each period; 8,077,175 and 8,370,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	5,577,260	4,789,790
Treasury stock, 833,000 and 540,000 shares, respectively, at cost	(1,608,342)	(777,390)

Total stockholders’ equity	8,631,599	8,675,081

Total liabilities and stockholders’ equity	$18,561,608	$18,184,311

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2010	2009
REVENUE:
Oil and natural gas sales	$6,875,905	$3,817,778
Well operational and pumping fees	68,265	68,265
Disposal fees	64,613	24,000

Total revenue	7,008,783	3,910,043

COSTS AND EXPENSES:
Lease operating	2,719,052	1,808,072
Depletion and depreciation	1,104,000	878,000
Impairment of oil and natural gas properties	539,226	—
Accretion of discount on asset retirement obligations	80,000	58,000
General and administrative	1,128,798	1,122,928

Total costs and expenses	5,571,076	3,867,000

OPERATING INCOME	1,437,707	43,043

OTHER INCOME (EXPENSE):
Interest income	5,366	3,229
Interest expense	(248,798)	(128,168)
Realized gain on short-term investments	—	73,463
Miscellaneous income	43,195	49,066

Total other income (expense)	(200,237)	(2,410)

INCOME BEFORE INCOME TAXES	1,237,470	40,633

INCOME TAX PROVISION — current	(245,000)	125,559
INCOME TAX PROVISION — deferred	(205,000)	(164,957)

TOTAL INCOME TAX PROVISION	(450,000)	(39,398)

NET INCOME	$787,470	$1,235

EARNINGS PER SHARE:
BASIC	$0.10	$0.00

DILUTED	$0.10	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,200,541	8,503,693

Diluted	8,200,541	8,503,693

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2009	8,910,175	$89,101	$4,573,580	$4,788,555	364,000	$(392,162)	$9,059,074

Purchase of treasury shares	—	—	—	—	176,000	(385,228)	(385,228)

Share-based compensation	—	—	—	—	—	—	—

Net income	—	—	—	1,235	—	—	1,235

BALANCES, December 31, 2009	8,910,175	89,101	4,573,580	4,789,790	540,000	(777,390)	8,675,081

Purchase of treasury shares	—	—	—	—	293,000	(830,952)	(830,952)

Net income	—	—	—	787,470	—	—	787,470

BALANCES, December 31, 2010	8,910,175	$89,101	$4,573,580	$5,577,260	833,000	$(1,608,342)	$8,631,599

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$787,470	$1,235
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale of short term investments	—	585,139
Realized gain on sale of short term investments	—	(73,463)
Depletion and depreciation	1,104,000	878,000
Impairment of oil and gas properties	539,226	—
Deferred income taxes	205,000	164,957
Accretion of discount on asset retirement obligations	80,000	58,000
Changes in assets and liabilities:
Accounts receivable	(42,297)	(367,643)
Income taxes receivable	(115,677)	184,577
Prepaid expenses and other current assets	(950,022)	(47,205)
Accounts payable and accrued expenses	125,248	15,617
Oil and natural gas revenues payable	18,881	37,681
Other	(65,412)	(1,291)

Net cash provided by operating activities	1,686,417	1,435,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(523,882)	(464,117)
Acquisitions of oil and natural gas properties	—	(5,400,630)
Other	—	3,051

Net cash used in investing activities	(523,882)	(5,861,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	5,100,630
Repayments of long-term debt	(4,755)	(55,000)
Purchase of treasury shares	(830,952)	(385,228)

Net cash provided by (used in) financing activities	(835,707)	4,660,402

NET INCREASE IN CASH	326,828	234,310

CASH, beginning of year	657,942	423,632

CASH, end of the year	$984,770	$657,942

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$248,798	$128,168

Cash paid during the year for income taxes	$400,000	$—

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South-Central Texas and Wyoming as of December 31, 2010 and 2009.
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
Short-Term Investments
Short-term investments consist primarily of certificates of deposit with original maturities greater than three months and holdings in mutual funds with readily determinable fair values. These investments are bought and held principally for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains in other income. All realized gains are included in other income.
Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2010	2009
Mineral interests in properties:
Unproved properties	$969,771	$969,771
Proved properties	17,200,475	17,014,561
Equipment and facilities	6,264,418	5,926,450

Total costs	24,434,664	23,910,782
Less accumulated depletion and depreciation	(9,229,092)	(7,587,431)

	$15,205,572	$16,323,351

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells do not find proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells found proved reserves at December 31, 2010 or 2009. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2010, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.
On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.
Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $1,102,000 and $870,000 for the years ended December 31, 2010 and 2009, respectively.
Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. No impairment of unproved properties was recorded during the years ended December 31, 2010 or 2009.
Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. No impairment was recognized during the year ended December 31, 2009. We recorded an impairment of $539,226 during the year ended December 31, 2010 on our proved oil and natural gas properties. The impairment was primarily the result of writing down the book value of the Whistler property to reflect the fair value of proceeds received on the sale in January 2011 of approximately $79,000.
On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.
Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such allowance was indicated at December 31, 2009 or 2010. As of December 31, 2010, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2010, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These two customers accounted for 63% of accounts receivable at December 31, 2010. At December 31, 2009, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These two customers accounted for 48% of accounts receivable at December 31, 2009. In the event that one or more of these significant customers ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

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
The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was $99,192 at December 31, 2010 and 2009.
Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.
Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $2,000 and $8,000 for each of the years ended December 31, 2010 and 2009. As of December 31, 2010, other property and equipment were fully depreciated.
Asset Retirement Obligations
Our financial statements reflect our asset retirement obligations, consisting of future plugging and abandonment expenditures related to our oil and natural gas properties, which can be reasonably estimated. The asset retirement obligation is recorded at fair value on a discounted basis as a liability at the asset’s inception, with an offsetting increase to producing properties on the consolidated balance sheets. Periodic accretion of the discount of the estimated liability is recorded as an expense in the consolidated statements of operations.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2010	2009
Asset retirement obligation at January 1,	$1,325,002	$775,023

Accretion of discount	80,000	58,000

Liabilities incurred during the year	—	491,979

Liabilities settled during the year	—	—

Asset retirement obligation at December 31,	$1,405,002	$1,325,002

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
Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $629,307 and $310,774 for the years ended December 31, 2010 and 2009, respectively.
Use of Estimates and Certain Significant Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described above may affect the amount at which oil and natural gas properties are recorded. The Company’s allowance for doubtful accounts is a significant estimate and is based on management’s estimates of uncollectible receivables. The asset retirement obligations require estimates of future plugging and abandonment expenditures. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.
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
Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2010 and 2009.
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
As previously discussed, we sold our crude oil and natural gas production to several independent purchasers. During the year ended December 31, 2010, we had sales of 10% or more of our total oil and natural gas sales revenue to five customers which represented 61% of total oil and natural gas sales revenue for the year ended December 31, 2010. During the year ended December 31, 2009, we had sales of 10% or more of our total oil and natural gas sales revenue to five customers representing 84% of total oil and natural gas sales revenue for the year ended December 31, 2009.
Comprehensive Income
The Company has no elements of comprehensive income other than net income.
Share-Based Compensation
We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite grant-date service period based on the grant-date fair value. There were no outstanding share-based awards during 2009 or 2010.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurement
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting standards also establish a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:
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
The following table presents the assets and liabilities reported on the consolidated balance sheets at their fair value as of December 31, 2010 and 2009 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
December 31, 2010:
Short-term investments	$44,422	$—	$—	$44,422

December 31, 2009:
Short-term investments	$44,605	$—	$—	$44,605
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

Year
Ended
December 31,
2009
Revenues	$4,595,430
Net income (loss)	$(65,342)
Earnings (Loss) per share — basic	$(0.01)
Earnings (loss) per share — diluted	$(0.01)
3.	Related Party Transactions
The Company leases office space from its president. Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2010 and 2009, respectively. The Company also paid Roger Bryant, a director, $5,000 in consulting fees for services in 2010 and $5,500 during 2009. The Company also paid Karl Reimers a director, $500 in consulting fees in 2010 and $750 in 2009.
4.	Line of Credit
The Company has a line of credit with a bank with a borrowing base of $10,500,000 at December 31, 2010. The agreement requires monthly interest-only payments until maturity on October 18, 2012. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 2.00% and 2.50% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 3.00% and 3.50%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option. The commitment fee is .50% of the unused borrowing base. The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements. We were in compliance with our covenants as of December 31, 2010. The line of credit is collateralized by substantially all of our oil and gas properties and is personally guaranteed by our President and CEO.
5.	Income Taxes
Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2010	2009
Current:
Federal	$(194,000)	$133,000
State	(51,000)	(7,441)

Total current	(245,000)	125,559

Deferred:
Federal	(185,000)	(164,957)
State	(20,000)	—

Total deferred	(205,000)	(164,957)

Total income tax provision	$(450,000)	$(39,398)

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2010 and 2009 as follows:

	2010	2009
Statutory rate	(34%)	(34%)
State taxes, net of federal benefit	(3%)	(3%)
Changes in enacted rates	—	—
Other differences	1%	(60%)

Effective rate	(36%)	(97%)

Other differences in 2009 relate to permanent differences, primarily tax depletion in excess of basis.
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities.
Significant components of net deferred tax assets and liabilities are:

	December 31,
	2010	2009
Deferred tax assets:
Asset retirement obligation	$297,000	$268,000
Depletion carryover	—	8,000
Allowance for doubtful accounts	36,000	36,000
Accrued compensation and other	63,000	47,400

Total deferred tax assets	396,000	359,400

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(1,330,000)	(1,153,995)

Total deferred tax liabilities	(1,330,000)	(1,153,995)

Net deferred tax liability	$(934,000)	$(794,595)

Our net deferred tax assets and liabilities are recorded as follows:

	2010	2009
Current asset	$99,000	$37,000
Non-current liability	(1,033,000)	(831,595)

Total	$(934,000)	$(794,595)

The Company had no material uncertain tax positions as of December 31, 2010 and 2009.
The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2010 and 2009, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2006. The Company is not currently involved in any income tax examinations.
6.	Earnings Per Share
Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2010	2009
Numerator:
Numerator for basic and diluted net income per share	$787,470	$1,235

Denominator:
Denominator for basic net income per share — weighted average shares	8,200,541	8,503,693

Denominator for diluted net income per share
Weighted average shares outstanding	8,200,541	8,503,693
Dilutive effect of stock options, treasury method	—	—

Diluted weighted average shares	8,200,541	8,503,693

Basic net income per share	$0.10	$0.00

Diluted net income per share	$0.10	$0.00

7.	Stockholders’ Equity
During the year ended December 31, 2010, the Company repurchased 293,000 of its common shares for a total cost of $830,952. During the year ended December 31, 2009, the Company repurchased 176,000 of its common shares for a total cost of $385,228.
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

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Commitments
As of December 31, 2010 and 2009, the Company had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by of the Company’s line of credit with Citibank.
In 2001, the Company entered into an executive employment agreement with its President and Chief Executive Officer. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.
On October 24, 2008, our Board of Directors approved a Performance Based Bonus Program (the “Bonus Program”) for our President and Chief Executive Officer. The Bonus Program is calculated and paid annually based on four performance parameters: 1) annual reserve additions from drilling and acquisitions, 2) growth in annual production, 3) growth in annual year over year earnings (before taxes and bonus), and 4) other notable achievements as the Board may recognize from time to time which are not easily quantifiable in the first three parameters. Bonus awards of up to 50% of annual base salary may be achieved in each of the first three categories and up to 10% in the fourth category provided that the maximum bonus award for any year may not exceed 150% of base salary which is currently $250,000. We awarded $174,566 and $125,605 to our President and Chief Executive Officer under the Bonus Program in 2010 and 2009, respectively.
10.	Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	Years Ended December 31,
	2010	2009
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$—	$50,000
Acquisition of proved properties	—	5,350,630
Exploration costs	—	—
Development costs	523,882	464,117

Total costs incurred	$523,882	$5,864,747

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil	Gas
	(Barrels)	(MCF)

Balance, January 1, 2009	936,759	2,386,023

Revisions of previous estimates	63,461	22,295
Extensions and discoveries	47,470	94,930
Purchase of minerals in place	214,550	1,116,660
Production	(59,057)	(161,201)

Balance, December 31, 2009	1,203,183	3,458,707

Revisions of previous estimates	43,346	(667,733)
Extensions and discoveries	—	—
Purchase of minerals in place	—	—
Production	(77,574)	(152,318)

Balance, December 31, 2010	1,168,955	2,638,656

Proved developed reserves, December 31, 2010	885,658	2,181,689

Proved developed reserves, December 31, 2009	940,959	2,740,721

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
Year Ended December 31, 2009
We purchased working interests in oil and natural gas properties located in the South Vacuum field located in Lea County, New Mexico effective June 1, 2009 and in the Block A-49 & Block 6 fields located in Andrews County, Texas effective September 1, 2009. These purchases account for the additional quantities listed under purchase of minerals in place. We re-completed the Korczak property during the fourth quarter of 2009, which was the primary reason for the quantities listed under extensions and discoveries. The average natural gas price attributable to our proved reserves was $3.59 per Mcf at December 31, 2009. The average oil price attributable to our proved reserves was $58.92 per barrel at December 31, 2009. The increase in oil prices in 2009 was the primary reason for the increased quantities listed under revisions of previous estimates.
Year Ended December 31, 2010
The average natural gas price attributable to our proved reserves increased from $3.59 per Mcf at December 31, 2009 to $4.31 at December 31, 2010. The average price of oil per barrel was approximately $76.78 at December 31, 2010 compared to $58.92 at December 31, 2009. The increase in oil prices was the primary reason for the increased oil quantities listed under revisions of previous estimates. The decrease in natural gas quantities is primarily due to a higher decline rate for the Stauss property based on evaluation of more production history and a steeper decline rate which resulted in an impairment charge in 2010 coupled with natural declines of natural gas properties.

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
The standardized measure of discounted future net cash flows at December 31, 2010 and 2009, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2010 and 2009, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.
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
The estimated cash flows from future production of proved reserves were prepared on the basis of average prices received in 2010 and 2009.

	Years Ended December 31,
	(in thousands)
	2010	2009
Future cash inflows	$97,748	$78,571
Future production costs	(41,817)	(31,645)
Future development cost	(6,653)	(3,401)
Future income taxes	(14,533)	(12,294)

Future net cash flows	34,745	31,231
10% annual discount	(17,217)	(15,233)

Standardized measure of discounted future net cash flows	$17,528	$15,998

FIELDPOINT PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2010	2009
Balance, beginning of year	$15,998	$10,202
Sales of oil and natural gas produced, net of production costs	(4,171)	(2,010)
Purchase of minerals in place	—	5,599
Extensions and discoveries	—	884
Net changes in prices and production costs	8,461	1,348
Net changes in future development costs	(2,425)	25
Revisions and other changes	(1,028)	881
Accretion of discount	2,307	1,485
Net change in income taxes	(1,614)	(2,416)

Balance, end of year	$17,528	$15,998

12.	Subsequent Event (Unaudited)
The Company purchased 17,000 shares of its common stock totaling approximately $74,000 during January and February 2011.
* * * * * * *

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a)	The Company’s Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

b)	There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a)	Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

		Position with
Name	Age	Company	Period Served
Ray D. Reaves	49	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	68	Director	July 1997-present
Karl W. Reimers	69	Director	October 2004-present
Dan Robinson	63	Director	August 2004-present
Debra Funderburg	52	Director	February 2006-present
Mr. Reaves, age 49, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 18 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc. gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.
Roger D. Bryant, age 68, has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently President and CEO of Convergence Technology Application Partners, LLC (CTAP), a supplier of telecommunications systems. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc., Chief Executive Officer of International Gateway Exchange, President and Chairman of Dial-thru International, Inc., President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation, and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.
Mr. Reimers, age 69, is a CPA and has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. However, he continues as a financial consultant and director to B.A.G. Corp. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 63, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.
Debra Funderburg, age 52, has been a Director of the Company since February 6, 2006. From August 2010 to present she has served as Vice President Reservoir Engineering for Magnum Hunter Resources Corp. From September 2007 to August 2010 she served as Vice President of Business Development for Sanchez Oil & Gas. From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P. From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey. From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.
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

Meetings and Committees of the Board of Directors
a. Meetings of the Board of Directors
During the fiscal year ended December 31, 2010, six meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.
Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. The outside Directors also received $5,000 in one time fees for the fiscal year end December 31, 2009. Except as otherwise provided below, Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors. Ms. Funderburg receives a $12,000 annual retainer and is reimbursed for all expenses and received 10,000 shares of FieldPoint Petroleum Corp in 2006 for her service as a board member. The Company paid Roger Bryant a board member consulting fees of $4,000 during 2010 and Karl Reimers $500 in consulting fees effective January 1, 2011 the Company will no longer pay consulting fees to board members.
b. Committees
The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.
During the year ended December 31, 2010, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee.
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

During the fiscal year ended December 31, 2010 the audit committee had four meetings. The committee is responsible for accounting and internal control matters. The audit committee:
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
Audit Committee Report
The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380. The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Commission.
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

During the fiscal year ended December 31, 2010 the compensation advisory committee had two meetings. The compensation advisory committee:
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
Nomination Committee
The nomination committee was composed of the following directors:
Roger D. Bryant, Chairman
Karl Reimers
Debbie Funderburg
Of the currently serving three members Messrs. Bryant, Reimers and Funderburg, would each be deemed to be independent within the meaning of the NYSE Amex’s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management the committee had one meeting in 2010.
The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company’s principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-X, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2011.
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
COMPENSATION DISCUSSION AND ANALYSIS
Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2010 to the Company’s Chief Executive Officer (“CEO”) ( the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.
Compensation Committee. The Compensation Committee (the “Committee”) of the Board of Directors is composed of three non-employee Directors, all of whom are independent under the guidelines of the NYSE Amex listing standards. The current Committee members are Dan Robinson, Karl Reimers and Debbie Funderburg. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Committee oversees the establishment and administration of the Company’s executive compensation program.

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
Components of Compensation. For the year ended December 31, 2010, the sole component of compensation for the CEO was base salary. We did provide additional compensation in the form of annual incentive bonus and perquisites.
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

SUMMARY COMPENSATION TABLE

						Non
Name						equity	Nonqualified
and						Incentive	Deferred
Principal				Stock	Options	Plan	Compensation	All Other
Position	Year	Salary ($)	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Ray D. Reaves, CEO, President	2010	$250,000	$125,605	—	—	—	—	—	$375,605
Ray D. Reaves, CEO, President	2009	$225,000	$45,750	—	—	—	—	—	$270,750
Ray D. Reaves, CEO, President	2008	$225,000	$25,000	—	—	—	—	—	$250,000
The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards;	Awards;
								Number	Market or
			Equity			Number of	Market	of	Payout
			Incentive			Shares	Value	Unearned	Value of
			Plan			or	of	Shares,	Unearned
			Awards;			Units	Shares	Units or	Shares,
	Number of	Number of	Number of			of	of	Other	Units or
	Securities	Securities	Securities			Stock	Units	Rights	Other
	Underlying	Underlying	Underlying			That	That	That	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	Have	That Have
	Options	Options	Unearned	Exercise	Exercise	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
Ray Reaves	- 0 -	- 0 -	—	—	—	- 0 -	—	—	—

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:
DIRECTOR COMPENSATION TABLE

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Roger Bryant	$6,000	—	—	—	—	4,000	$10,000
Karl Reimers	$6,000	—	—	—	—	500	$6,500
Dan Robinson	$6,000	—	—	—	—	—	$6,000
Debra Funderburg	$17,000	—	—	—	—	—	$17,000
Option Grants Table
There were no stock option grants for fiscal years ended December 31, 2009 and 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to beneficial ownership of our common stock by:
*	each person who beneficially owns more than 5% of the common stock;

*	each of our executive officers named in the Management section;

*	each of our Directors; and

*	all executive officers and Directors as a group.
The table shows the number of shares owned as of March 30, 2011 and the percentage of outstanding common stock owned as of March 30, 2011. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address	Amount and Nature
Of Beneficial Owner(2)	of Beneficial Owner		Percent of Class(1)
Ray D. Reaves	3,180,000	(3)	35.7%
Roger D. Bryant	26,000		*
Dan Robinson	96,000		1.1%
Karl Reimers	62,000		*

Debbie Funderburg	16,000		*

All Officers and Directors as a Group (6 persons)	3,380,000		37.9%

*	indicates less than 1%

(1)	The percentages shown are calculated based upon 8,910,175 shares of common stock issued at March 30, 2011. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)	Unless otherwise stated, the beneficial owner’s address is 1703 Edelweiss Drive, Cedar Park, Texas 78613.

(3)	Includes 160,000 shares held by Bass Petroleum, Inc., of which Mr. Reaves is executive officer. Mr. Reaves disclaims beneficial ownership of these shares for purposes of Section 16 of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis. The Company paid Karl Reimers $500 in consulting fees in 2010 and paid Roger Bryant, a director $4,000 in consulting fees in 2010 and also paid Roger Bryant, $5,500 in consulting fees for services in 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In the last two fiscal years, we have retained Hein & Associates LLP (“Hein”) as our principal accountants. Hein audited our consolidated financial statements for fiscal 2010 and 2009. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.
After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company’s principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.
The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2010	2009
Audit fees — audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$87,400	$88,700
Audit-related fees — related to the performance of audit or review of financial statements not reported under “audit fees” above	—	52,800
Tax fees — tax compliance, tax advice and tax planning	19,400	17,700

All other fees — services provided by our principal accountants other than those identified above
Total fees paid or accrued to our principal accountants	$106,800	$159,200

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

3.1		Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2	(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company’s 10KSB for the year ended December 31, 1997.)

3.3		Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1		Plan of Exchange (incorporated by reference to the Company’s definitive proxy statement dated December 8, 1997).

4.2		Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank

4.3		Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank

10.1		Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company’s 10QSB/A for the quarter ended September 30, 2000)

10.2		Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

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

14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

15.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

16.	Securities Purchase Agreement (incorporated by reference to the Company’s Form SB-2 dated September 20, 2005 as filed with the Commission on September 20, 2005.)

17.	Registration Rights Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

18.	Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

19.	Board Compensation Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

20.	Security Agreement (incorporated by reference to the Company’s Form 8-K dated October 18, 2006 as filed with the Commission on October 20, 2006).

21.	Bonus Program (incorporated by reference to the Company’s Form 8-K dated October 24, 2008 as filed with the Commission on October 29, 2008.)

22.	Guaranty Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

23.	First Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

24.	Second Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

25.	Third Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

26.	Reserve & Economic Evaluation Report (incorporated by reference to the Company’s Form 10-K/A dated December 31, 2009 as filed with the Commission on January 11, 2011.)

27.	Estimates of Future Reserve & Revenues Report (incorporated by reference to the Company’s Form 10-K/A dated December 31, 2009 as filed with the Commission on January 11, 2011.)

31.	Certification required by Section 13a-14(a) of the Exchange Act.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter Report and Certificate of Qualification of Fletcher Lewis Engineering, Inc.

99.2	Letter Report and Certificate of Qualification of PGH Petroleum & Environmental Engineers, L.L.C.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant)
Date: March 30, 2011	By:	/s/ Ray Reaves
Ray Reaves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ray Reaves President, Chief Executive Officer,	Date: March 30, 2011
Director, Chairman, Chief Financial Officer

By:	/s/ Roger D. Bryant Roger D Bryant	Date: March 30, 2011
Director

By:	/s/ Dan Robinson Dan Robinson	Date: March 30, 2011
Director

By:	/s/ Karl W. Reimers Karl W. Reimers	Date: March 30, 2011
Director

By:	/s/ Debra Funderburg Debra Funderburg	Date: March 30, 2011
Director