Form 10-Q
period 2011-03-31
FIELDPOINT PETROLEUM CORP
filed 2011-05-13
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

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

As of May 13, 2011, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,013,175.

PART I
Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,552,448	$ 984,770
Short-term investments	44,422	44,422
Accounts receivable:
Oil and natural gas sales	760,851	723,218
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	267,661	246,655
Deferred income tax asset – current	36,000	99,000
Prepaid income taxes	119,000	206,000
Prepaid drilling expense	975,538	975,538
Prepaid expenses and other current assets	172,433	76,433
Total current assets	3,928,353	3,356,036

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	23,868,170	24,434,664
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(9,019,010)	(9,318,340)
Net property and equipment	14,938,408	15,205,572

Total assets	$ 18,866,761	$ 18,561,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 432,031	$ 553,760
Oil and gas revenues payable	245,755	198,247
Total current liabilities	677,786	752,007

LONG TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	1,088,000	1,033,000
ASSET RETIREMENT OBLIGATIONS	1,426,002	1,405,002
Total liabilities	9,931,788	9,930,009

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,910,175 shares issued each period, and 8,060,175 and 8,077,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	5,954,527	5,577,260
Treasury stock, 850,000 and 833,000 shares, at cost	(1,682,235)	(1,608,342)
Total stockholders’ equity	8,934,973	8,631,599
Total liabilities and stockholders’ equity	$ 18,866,761	$ 18,561,608

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010
REVENUE:
Oil and natural gas sales	$ 1,697,545	$ 1,806,129
Well operational and pumping fees	17,066	17,066
Disposal fees	13,000	13,500
Total revenue	1,727,611	1,836,695

COSTS AND EXPENSES:
Lease operating	570,688	500,495
Depletion and depreciation	243,000	291,000
Accretion of discount on asset retirement obligations	21,000	20,000
General and administrative	251,645	232,220
Total costs and expenses	1,086,333	1,043,715

OPERATING INCOME	641,278	792,980

OTHER INCOME (EXPENSE):
Interest income	838	1,016
Interest expense	(59,849)	(63,295)
Total other expense	(59,011)	(62,279)

INCOME BEFORE INCOME TAXES	582,267	730,701

Income tax provision – current	(87,000)	(168,000)
Income tax provision – deferred	(118,000)	(84,000)
Total income tax provision	(205,000)	(252,000)

NET INCOME	$ 377,267	$ 478,701

EARNINGS PER SHARE:
BASIC	$ 0.05	$ 0.06
DILUTED	$ 0.05	$ 0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,064,991	8,332,130
DILUTED	8,064,991	8,332,130

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 377,267	$ 478,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	243,000	291,000
Deferred income taxes	118,000	84,000
Accretion of discount on asset retirement obligations	21,000	20,000
Changes in current assets and liabilities:
Accounts receivable	(58,639)	(66,624)
Prepaid expenses and other current assets	70,000	(38,416)
Accounts payable and accrued expenses	(121,729)	64,237
Oil and gas revenues payable	47,508	30,102
Other	-	(28)
Net cash provided by operating activities	696,407	862,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(54,836)	(30,392)
Net cash used in investing activities	(54,836)	(30,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(73,893)	(119,537)
Net cash used in financing activities	(73,893)	(119,537)

NET CHANGE IN CASH	567,678	713,043

CASH AND CASH EQUIVALENTS, beginning of the period	984,770	657,942

CASH AND CASH EQUIVALENTS, end of the period	$ 1,552,448	$ 1,370,985

SUPPLEMENTAL INFORMATION:
Interest paid	$ 59,849	$ 63,295
Income taxes paid	$ -	$ -

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2010.

2.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration.  The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2011 or 2010.

3.

Income Taxes

For the three months ending March 31, 2011, and 2010, the tax provision is approximately 35% and 34%, respectively, of book income before tax which differed from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the domestic production activities deduction.

4.

Treasury Stock Repurchase Program

We repurchased a total of 17,000 common shares with an aggregate cost of $73,893 during the three months ended March 31, 2011. During the three months ended March 31, 2010 we repurchased a total of 50,000 common shares with an aggregate cost of $119,537.

5.

Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 for each of the three months ended March 31, 2011 and 2010.  The Company also paid Roger Bryant, a director, $2,500 in consulting fees during the three months ended March 31, 2010 and none in 2011.

6.

Prepaid Drilling Expense

Prepaid drilling expense includes the amount paid related to a non-operated well expected to be drilled in 2011.

7.

Sale of Property

We sold our Whistler property during the first quarter 2011 for approximately $79,000 which approximated the net book value and did not result in a gain or loss on the sale.  The proceeds are expected to be collected in the second quarter 2011 and are included in other current assets on the balance sheet.

8.

Subsequent Events

On March 24, 2011, our Board of Directors authorized the Company to repurchase shares of common stock at an aggregate cost not to exceed $250,000.  Subsequent to March 31, 2011, we repurchased in market transactions a total of 47,000 shares of common stock totalling approximately $198,000.

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

Results of Operations

Comparison of three months ended March 31, 2011 to the three months ended March 31, 2010

	Quarter Ended March 31,
	2011	2010
Revenue:
Oil sales	$ 1,559,198	$ 1,544,529
Natural gas sales	138,347	261,600
Total oil and natural gas sales	$ 1,697,545	$ 1,806,129

Sales volumes:
Oil (Bbls)	16,470	20,259
Natural gas (Mcf)	24,871	41,699
Total (BOE)	20,615	27,209

Average sales prices
Oil ($/Bbl)	$ 94.67	$ 76.24
Natural gas ($/Mcf)	5.56	6.27
Total ($/BOE)	$ 82.35	$ 66.38

Costs and expenses ($/BOE)
Lease operating expense	$ 27.68	$ 18.39
Depletion and depreciation	11.79	10.69
Accretion of discount on asset retirement obligations	1.02	0.74
General and administrative	12.21	8.53
Total	$ 52.70	$ 38.35

Oil and natural gas sales revenues decreased 6% or $108,584 to $1,697,545 for the three-month period ended March 31, 2011 from the comparable 2010 period. Lower sales volumes account for approximately $394,000 of the decrease in revenues and was offset by increases in average oil sales prices of approximately $285,000.  Sales volumes decreased 24% on a BOE basis, primarily due to natural declines, wells waiting on repair, and downtime as a result inclement weather during the quarter.  Average oil sales prices increased 24% to $94.67 for the three-month period ended March 31, 2011 compared to $76.24 for the period ended March 31, 2010.  Average natural gas sales prices decreased 11% to $5.56 for the three-month period ended March 31, 2011 compared to $6.27 for the period ended March 31, 2010.  We anticipate volumes to increase slightly in the coming quarters as additional remedial work is completed.

Lease operating expenses increased 14% or $70,193 to $570,688 for the three month period ended March 31, 2011 from the comparable 2010 period. This was primarily due to the cost associated with mature field production, with increases in workover expense and remedial repairs in 2011 as compared to 2010. Lifting costs per BOE increased 51% or $9.29 to $27.68 for the period. We anticipate lease operating expenses to increase over the following quarters due to the additional remedial repairs and workover expenses.

Depletion and depreciation decreased 16% or $48,000 to $243,000 for the three month period ended March 31, 2011 versus $291,000 in the 2010 comparable period.  This was primarily due to the decreased sales volumes during the current period.

General and administrative overhead cost increased 8% or $19,425 to $251,645 for the three-month period ended March 31, 2011 from the three-month period ended March 31, 2010.  This was primarily attributable to an increase in professional services during the 2011 period.  At this time, we anticipate general and administrative expenses to remain materially constant in the coming quarters.

Other expenses, net for the quarter ended March 31, 2011, were $59,011 and remained consistent with other expenses, net of $62,279 for 2010

Liquidity and Capital Resources

Cash flow provided by operating activities was $696,407 for the three-month period ended March 31, 2011, as compared to $862,972 in the comparable 2010 period.  The decrease in cash from operating activities was primarily due to the lower net income.

Cash flow used in investing activities was $54,836 for the three-month period ended March 31, 2011 and $30,392 in the comparable period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow used in financing activities was used to repurchase 17,000 shares of common stock for a total of $73,893 during the three-month period ended March 31, 2011 as compared to 50,000 shares of common stock for a total of $119,537 during the three-month period ended March 31, 2010.

We may continue to raise financing through draws from our line of credit.  We anticipate our operating cash flow and other capital resources, if needed, will adequately fund planned capital expenditures and other capital uses over the near term.  Based on industry outlook for 2011, prices for oil and natural gas could remain higher than the prior year.

PART I

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At March 31, 2011 and March 31, 2010, there were no open positions.  We did not have any derivative transactions during the three-month periods ending March 31, 2011 and 2010.

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

b)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended March 31, 2011

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011	12,000	$4.32	12,000	$ 74,170
February 1 – 28, 2011	5,000	$4.40	5,000	$ 22,291

TOTAL	17,000	$4.35	17,000	$ 277

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

Date: May 13, 2011	By: /s/ Ray Reaves Ray Reaves, President, Chief Executive Officer, Treasurer and Chief Financial Officer