Form 10-Q
period 2011-06-30
FIELDPOINT PETROLEUM CORP
filed 2011-08-12
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2011, the number of shares outstanding of the Registrant’s $.01 par value common stock was 7,997,175.

PART I

Item 1.	Condensed Consolidated Financial Statements
FieldPoint Petroleum Corporation
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,246,409	$984,770
Certificates of deposit	44,446	44,422
Accounts receivable:
Oil and natural gas sales	765,226	723,218
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	206,745	246,655
Prepaid income taxes	276,000	206,000
Deferred income tax asset—current	51,000	99,000
Prepaid drilling expense	975,538	975,538
Prepaid expenses and other current assets	73,349	76,433

Total current assets	4,638,713	3,356,036

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	24,050,706	24,434,664
Other equipment	89,248	89,248
Less accumulated depletion and depreciation	(9,267,010)	(9,318,340)

Net property and equipment	14,872,944	15,205,572

Total assets	$19,511,657	$18,561,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$748,843	$553,760
Oil and gas revenues payable	211,390	198,247
Unrealized loss on commodity derivatives	68,000	—

Total current liabilities	1,028,233	752,007

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	1,200,000	1,033,000
ASSET RETIREMENT OBLIGATION	1,447,002	1,405,002

Total liabilities	10,415,235	9,930,009

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 shares issued each period, and 7,997,175 and 8,077,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	6,365,456	5,577,260
Treasury stock, 913,000 and 833,000 shares, at cost	(1,931,715)	(1,608,342)

Total stockholders’ equity	9,096,422	8,631,599

Total liabilities and stockholders’ equity	$19,511,657	$18,561,608

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Oil and natural gas sales	$1,878,413	$1,725,894	$3,575,958	$3,532,023
Well operational and pumping fees	17,066	17,066	34,132	34,132
Disposal fees	21,270	26,713	34,270	40,213

Total revenue	1,916,749	1,769,673	3,644,360	3,606,368

COSTS AND EXPENSES:
Production expense	649,139	548,241	1,219,827	1,048,736
Depletion and depreciation	248,000	274,000	491,000	565,000
Accretion of discount on asset retirement obligations	21,000	20,000	42,000	40,000
General and administrative	213,279	249,094	464,924	481,314

Total costs and expenses	1,131,418	1,091,335	2,217,751	2,135,050

OPERATING INCOME	785,331	678,338	1,426,609	1,471,318

OTHER INCOME (EXPENSE):
Interest income	1,181	1,544	2,019	2,560
Interest expense	(61,302)	(60,516)	(121,151)	(123,811)
Unrealized loss on commodity derivatives	(68,000)	—	(68,000)	—
Loss on sale of oil and gas properties	(10,670)	—	(10,670)	—
Miscellaneous	(6,611)	—	(6,611)	—

Total other income (expense)	(145,402)	(58,972)	(204,413)	(121,251)

INCOME BEFORE INCOME TAXES	639,929	619,366	1,222,196	1,350,067

INCOME TAX EXPENSE — CURRENT	(130,000)	(24,000)	(217,000)	(192,000)
INCOME TAX EXPENSE — DEFERRED	(99,000)	(201,000)	(217,000)	(285,000)

TOTAL INCOME TAX PROVISION	(229,000)	(225,000)	(434,000)	(477,000)

NET INCOME	$410,929	$394,366	$788,196	$873,067

EARNINGS PER SHARE:
BASIC	$0.05	$0.05	$0.10	$0.11

DILUTED	$0.05	$0.05	$0.10	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,016,757	8,223,688	8,040,742	8,277,609

DILUTED	8,016,757	8,223,688	8,040,742	8,277,609

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$788,196	$873,067
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of oil and natural gas properties	10,670	—
Unrealized loss on commodity derivatives	68,000	—
Depletion and depreciation	491,000	565,000
Deferred income tax expense	217,000	285,000
Accretion of discount on asset retirement obligations	42,000	40,000
Changes in current assets and liabilities:
Accounts receivable	(2,098)	133,903
Prepaid expenses and other assets	(66,916)	(109,000)
Accounts payable and accrued expenses	195,083	124,741
Oil and gas revenues payable	13,143	(7,941)
Other	(2,024)	(57)

Net cash provided by operating activities	1,754,054	1,904,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(237,372)	(376,468)
Proceeds from the sale of oil and natural gas properties	68,330	—

Net cash used in investing activities	(169,042)	(376,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(323,373)	(514,071)

Net cash used in financing activities	(323,373)	(514,071)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,261,639	1,014,174

CASH AND CASH EQUIVALENTS, beginning of the period	984,770	657,942

CASH AND CASH EQUIVALENTS, end of the period	$2,246,409	$1,672,116

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
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filing for the year ended December 31, 2010.
2. Earnings Per Share
Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration. The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or six months ended June 30, 2011 or 2010.
3. Income Taxes
For the three and six months ending June 30, 2011, the tax provision is approximately 36% of book income before tax which approximates the statutory federal and state rates.
For the three and six months ending June 30, 2010, the tax provision is approximately 36% and 35%, respectively, of book income before tax which approximates the statutory federal and state rates.
4. Treasury Stock Repurchase Program
We repurchased a total of 63,000 and 80,000 common shares with an aggregate cost of $249,480 and $323,373 during the three and six months ended June 30, 2011.
5. Related Party Transactions
The Company leases office space from its president. Rent expense for this month-to-month lease was $15,000 for each of the six month periods ended June 30, 2011 and 2010 and $7,500 for each of the three month periods ended June 30, 2011 and 2010. The Company also paid Roger Bryant, a director, $2,500 in consulting fees during the six months ended June 30, 2010 and none in 2011.
6. Prepaid Drilling Expense
Prepaid drilling expense includes the amount paid related to a non-operated well expected to be drilled in 2011.

7. Long-Term Debt
Effective June 15, 2011, the borrowing base under our line of credit was decreased from $10,500,000 to $9,250,000.
8. Sale of Property
We sold our Whistler property during the first quarter 2011 for approximately $68,000, which resulted in a loss on the sale of $10,670.
9. Commodity Derivatives
In June 2011, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at June 30, 2011:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX —WTI Collars July 2011 — December 2011	200	36,800	$85.00	$102.50
The following table summarizes the fair value of our open commodity derivatives as of June 30, 2011 and December 31, 2010:

	Liability Derivatives
		Fair Value
	Balance Sheet	June 30,	December 31,
	Location	2011	2010
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$68,000	$—
The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income	3 Months Ended		Six Months Ended
	Statement	June 30,		June 30,
	Location	2011	2010	2011	2010
Derivatives not designated as hedging instruments

Commodity derivatives	Other Income (Expense)	$68,000	$—	$68,000	$—
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in other income (expense) on our consolidated statements of operations.

We are exposed to credit losses in the event of non-performance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate non-performance by the counterparties over the term of the commodity derivatives positions.
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2011, we had no Level 1 measurements
•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2011, all of our commodity derivatives were valued using Level 2 measurements.
•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2011, we had no Level 3 measurements.
PART I

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
Results of Operations
Comparison of three months ended June 30, 2011 to the three months ended June 30, 2010

	Quarter Ended June 30,
	2011	2010
Revenue:
Oil sales	$1,725,479	$1,459,305
Natural gas sales	152,934	266,589

Total oil and natural gas sales	$1,878,413	$1,725,894

Sales volumes:
Oil (Bbls)	17,540	19,477
Natural gas (Mcf)	30,348	39,616

Total (BOE)	22,598	26,080

Average sales prices:
Oil ($/Bbl)	$98.37	$74.92
Natural gas ($/Mcf)	5.04	6.73

Total ($/BOE)	$83.12	$66.18

Costs and expenses ($/BOE)
Lease operating expense	$28.73	$21.02
Depletion and depreciation	10.97	10.51
Accretion of discount on asset retirement obligations	0.93	0.77
General and administrative	9.44	9.55

Total	$50.07	$41.85

Oil and natural gas sales revenues increased 9% or $152,519 to $1,878,413 for the three-month period ended June 30, 2011 from the comparable 2010 period. Average oil sales prices increased 31% to $98.37 for the three-month period ended June 30, 2011 compared to $74.92 for the period ended June 30, 2010. Average natural gas sales prices decreased 25% to $5.04 for the three-month period ended June 30, 2011 compared to $6.73 for the period ended June 30, 2010. Sales volumes decreased 13% on a BOE basis, primarily due to natural declines and downtime on wells waiting on repair. The overall higher commodity prices account for approximately $360,000 of the increase in revenues but was offset by lower sales volumes of approximately $207,000. We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.
Lease operating expenses increased 18% or $100,898 to $649,139 for the three month period ended June 30, 2011 from the comparable 2010 period. This was primarily due to increases in workover expense and remedial repairs in 2011 as compared to 2010. The decreased volumes account for approximately $73,000 of decrease in lease operating expenses. Lifting costs per BOE increased 37% or $7.71 to $28.73 for the period. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation decreased 9% or $26,000 to $248,000 for the three month period ended June 30, 2011 versus $274,000 in the 2010 comparable period. This was primarily due to lower production during the quarter ended June, 30, 2011 as compared to the same period in 2010.
General and administrative overhead cost decreased 14% or $35,815 to $213,279 for the three-month period ended June 30, 2011 from the three-month period ended June 30, 2010. This was primarily attributable to a decrease in legal, consulting and administration services during the 2011 period. At this time, the Company anticipates general and administrative expenses to increase in the coming quarters.
Other expenses, net for the quarter ended June 30, 2011, were $145,402 compared to $58,972 for 2010. The net increase was primarily due to a $68,000 unrealized loss on commodity derivatives and a $10,670 loss on the sale of oil and natural gas properties during the 2011 period.
Results of Operations
Comparison of Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010
Revenues:
Oil sales	$3,284,677	$3,003,834
Natural gas sales	291,281	528,189

Total	$3,575,958	$3,532,023

Sales volumes:
Oil (Bbls)	34,010	39,736
Natural gas (Mcf)	55,219	81,315

Total (BOE)	43,213	53,288

Average sales prices
Oil ($/Bbl)	$96.58	$75.59
Natural gas ($/Mcf)	5.28	6.49

Total ($/BOE)	$82.75	$66.28

Costs and expenses ($/BOE)
Lease operating expense	$28.23	$19.68
Depletion and depreciation	11.36	10.60
Accretion of discount on asset retirement obligations	0.97	0.75
General and administrative	10.76	9.03

Total	$51.32	$40.07

Oil and natural gas sales revenues increased 1% or $43,935 to $3,575,958 for the six month period ended June 30, 2011 from $3,532,023 for the comparable 2010 period. This was due primarily to the overall increase in oil and natural gas commodity pricing offset by a decline in production. Sales volumes decreased 19% on a BOE basis primarily due to downtime on wells waiting for repairs and to natural declines. Average oil sales prices increased 28% to $96.58 for the six month period ended June 30, 2011 compared to $75.59 for the six month period ended June 30, 2010. Average natural gas sales prices decreased 19% to $5.28 for the six month period ended June 30, 2011 compared to $6.49 for the six month period ended June 30, 2010. The higher commodity prices accounted for an increase of approximately $646,000 in revenue but were offset by approximately $602,000 as a result of lower sales volumes. We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.

Lease operating expenses increased 16% or $171,091 to $1,219,827 for the six month period ended June 30, 2011 from the comparable 2010 period. This was primarily due to the increase in additional repairs and workover expenses on properties in 2011. Lifting cost per BOE increased 43%, from $19.68 to $28.23 for the period. We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses.
Depletion and depreciation expense decreased 13% to $491,000, compared to $565,000 for the comparable 2009 period. This was primarily due to lower production during the 2011 period.
General and administrative overhead cost decreased 3% or $16,390 to $464,924 for the six month period ended June 30, 2011 from the six month period ended June 30, 2010. This was attributable primarily to a decrease in administrative services such as contract labor and administrative services. In the coming quarters we anticipate general and administrative expenses to increase.
Other expenses, net for the six months ended June 30, 2011, amounted to $204,413 compared to other expenses, net of $121,251 for the comparable 2010 period. The net increase was primarily due to a $68,000 unrealized loss on commodity derivatives and a $10,670 loss on the sale of oil and natural gas properties during the 2011 period.
Liquidity and Capital Resources
Cash flow provided by operating activities was $1,754,054 for the six-month period ended June 30, 2011, as compared to $1,904,713 of cash flow provided by operating activities in the comparable 2010 period. The decrease in cash from operating activities was primarily due to a decrease in net income and changes in prepaid expenses and other assets.
Cash flow used in investing activities was $169,042 for the six-month period ended June 30, 2011 and $376,468 used in the comparable period due to the additions to oil and natural gas properties in each period.
Cash flow used in financing activities was used to repurchase 80,000 shares of common stock for a total of $323,373 during the six-month period ended June 30, 2011. Cash flow used in financing activities for the period ending June 30, 2010 was used to repurchase 200,000 shares of common stock for a total of $514,071.
We may continue to raise financing through draws from our line of credit. Effective June 15, 2011, the borrowing base under our line of credit with Citibank, N.A. was decreased to $9.25 million from $10.5 million. We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for the remainder of 2011, prices for oil and natural gas could remain higher than the prior year.
PART I

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At June 30, 2011, we had collars with a floor of $85.00 and a ceiling of $102.50 for 200 barrels of oil per day from July 1, 2011 to December 31, 2011. At June 30, 2010, there were no open positions. We have an unrealized loss of $68,000 on commodity derivative transactions during the three-month or six-month periods ending June 30, 2011. There were no derivative transactions in 2010.

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

b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period ended June 30, 2011. The following table sets forth our repurchases in market transactions of shares of our common stock during the periods ended June 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
			Units) Purchased	that May Yet Be
	(a) Total Number of	(b) Average Price	as Part of Publicly	Purchased Under
	shares (or Units)	Paid per Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs	Programs
4/1/11 — 4/30/11	38,000	$4.37	38,000	$84,391
5/1/11 — 5/31/11	23,000	$3.35	23,000	$7,443
6/1/11 — 6/30/11	2,000	$3.32	2,000	$797
TOTAL	63,000		63,000

Item 3.	Default Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	By:	/s/ Ray Reaves Ray Reaves, President, Chief Executive Officer,
Treasurer and Chief Financial Officer