Form 10-Q
period 2011-09-30
FIELDPOINT PETROLEUM CORP
filed 2011-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2011, the number of shares outstanding of the Registrant’s $.01 par value common stock was 7,983,175.

PART I

Item 1.	Condensed Consolidated Financial Statements
FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,684,569	$984,770
Short-term investments	44,458	44,422
Accounts receivable:
Oil and natural gas sales	710,852	723,218
Joint interest billings, less allowance for doubtful accounts of $99,000 each period	209,474	246,655
Current derivative asset	164,000	—
Deferred income tax asset	—	99,000
Prepaid income taxes	332,134	206,000
Prepaid drilling expense	975,538	975,538
Prepaid expenses and other current assets	67,850	76,433

Total current assets	5,188,875	3,356,036

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	24,206,053	24,434,664
Other equipment	52,113	89,248
Less accumulated depletion and depreciation	(9,504,889)	(9,318,340)

Net property and equipment	14,753,277	15,205,572

Total assets	$19,942,152	$18,561,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$341,302	$553,760
Oil and natural gas revenues payable	240,392	198,247

Total current liabilities	581,694	752,007
LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	1,671,000	1,033,000
ASSET RETIREMENT OBLIGATION	1,468,002	1,405,002

Total liabilities	10,460,696	9,930,009

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 shares issued and 7,997,175 and 8,077,175 outstanding, each period, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	6,750,490	5,577,260
Treasury stock, 913,000 and 833,000 shares, at cost	(1,931,715)	(1,608,342)

Total stockholders’ equity	9,481,456	8,631,599

Total liabilities and stockholders’ equity	$19,942,152	$18,561,608

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE:
Oil and natural gas sales	$1,707,210	$1,642,692	$5,283,169	$5,174,715
Well operational and pumping fees	17,067	17,067	51,199	51,199
Disposal fees	12,000	12,000	46,269	52,213

Total revenue	1,736,277	1,671,759	5,380,637	5,278,127

COSTS AND EXPENSES:
Production expense	684,391	717,492	1,904,218	1,766,228
Depletion and depreciation	302,500	270,000	793,500	835,000
Accretion of discount on asset retirement obligations	21,000	20,000	63,000	60,000
General and administrative	209,556	207,277	674,480	688,591

Total costs and expenses	1,217,447	1,214,769	3,435,198	3,349,819

OPERATING INCOME	518,830	456,990	1,945,439	1,928,308

OTHER INCOME (EXPENSE):
Interest income	1,503	1,710	3,522	4,270
Interest expense	(58,528)	(64,598)	(179,679)	(188,409)
Unrealized gain on commodity derivatives	232,000	—	164,000	—
Loss on sale and abandonment of oil and gas property	(69,771)	—	(80,441)	—
Miscellaneous expense	—	—	(6,611)	—

Total other income (expense)	105,204	(62,888)	(99,209)	(184,139)

INCOME BEFORE INCOME TAXES	624,034	394,102	1,846,230	1,744,169

Income tax benefit (provision) — current	194,000	(39,000)	(23,000)	(231,000)
Income tax provision (provision) — deferred	(433,000)	(115,000)	(650,000)	(400,000)

TOTAL INCOME TAX PROVISION	(239,000)	(154,000)	(673,000)	(631,000)

NET INCOME	$385,034	$240,102	$1,173,230	$1,113,169

NET INCOME PER SHARE:
BASIC	$0.05	$0.03	$0.15	$0.14

DILUTED	$0.05	$0.03	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	7,997,175	8,143,173	8,026,060	8,232,302

DILUTED	7,997,175	8,143,173	8,026,060	8,232,302

See accompanying notes to these condensed consolidated financial statements.

FieldPoint Petroleum Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,173,230	$1,113,169
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale and abandonment of oil and gas property	80,441	—
Unrealized gain on commodity derivatives	(164,000)	—
Depletion and depreciation	793,500	835,000
Deferred income tax expense	650,000	400,000
Accretion of discount on asset retirement obligations	63,000	60,000
Changes in current assets and liabilities:
Accounts receivable	49,547	37,582
Prepaid expenses and other current assets	(117,550)	(190,084)
Accounts payable and accrued expenses	(125,459)	(25,529)
Oil and natural gas revenues payable	42,145	(3,106)
Other	(36)	(86)

Net cash provided by operating activities	2,444,818	2,226,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(462,491)	(393,218)
Proceeds from the sale of oil and natural gas properties	68,330	—
Acquisition of transportation equipment	(27,485)	—

Net cash used in investing activities	(421,646)	(393,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(323,373)	(623,315)

Net cash used in financing activities	(323,373)	(623,315)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,699,799	1,210,413

CASH AND CASH EQUIVALENTS, beginning of the period	984,770	657,942

CASH AND CASH EQUIVALENTS, end of the period	$2,684,569	$1,868,355

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
2. Earnings Per Share
Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration. The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or nine months ended September 30, 2011 or 2010.
3. Treasury Stock Repurchase Program
We repurchased a total of 80,000 common shares with an aggregate cost of $323,373 during the nine months ended September 30, 2011. We repurchased a total of 235,800 common shares with an aggregate cost of $623,315 during the nine months ended September 30, 2010.
4. Related Party Transactions
The Company leases office space from its president. Rent expense for this month-to-month lease was $22,500 for each of the nine month periods ended September 30, 2011 and 2010 and $7,500 for each of the three month periods ended September 30, 2011 and 2010. The Company also paid Roger Bryant, and Karl Reimers, both directors, $2,500 and $500, respectively, in consulting fees during the nine months ended September 30, 2010. None were paid in 2011.
5. Prepaid Drilling Expense
Prepaid drilling expense at September 30, 2011 includes the amount paid related to a non-operated well expected to be completed in the fourth quarter of 2011.

6. Long-Term Debt
On October 17, 2011, we entered into the fourth amendment to our loan agreement with citibank which extended the maturity date to Oct 18, 2014 and decreased our borrowing base from $9,250,000 to $8,500,000.
7. Sale of Property
We sold our Whistler property during the first quarter 2011 for approximately $68,000, which resulted in a loss on the sale of $10,670. We abandoned unproved leases totalling $69,771 in the third quarter of 2011.
8. Commodity Derivatives
In June 2011, we entered into the following commodity derivative positions to hedge our oil production price risk. These positions were outstanding at September 30, 2011:

	Volume (Barrels)		$/Barrel
Description and Period	Daily	Total	Floor	Ceiling

NYMEX —WTI Collars October 2011 — December 2011	200	18,400	$85.00	$102.50
The following table summarizes the fair value of our open commodity derivatives as of September 30, 2011 and December 31, 2010:

	Liability Derivatives
		Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2011	2010
Derivatives not designated as hedging instruments

Commodity derivatives	Current Assets	$164,000	$—

		Fair Value
		3 Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
	Location	2011	2010	2011	2010
Derivatives not designated as hedging instruments

Commodity derivatives	Other Income (Expense)	$232,000	$—	$164,000	$—

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized and unrealized gains and losses are also included in other income (expense) on our consolidated statements of operations.
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
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2011, we had no Level 1 measurements
•
Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2011, all of our commodity derivatives were valued using Level 2 measurements.

•
Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2011, we had no Level 3 measurements.

9. Subsequent Events
Subsequent to September 30, 2011, we repurchased in market transactions a total of 14,000 shares of common stock totalling approximately $35,168.
* * * * * * *

PART I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Results of Operations
Comparison of Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

	Quarter Ended September 30,
	2011	2010
Revenue:
Oil sales	$1,486,546	$1,496,520
Natural gas sales	220,664	146,172

Total oil and natural gas sales revenue	$1,707,210	$1,642,692

Sales volume:
Oil (Bbls)	17,203	19,089
Natural gas (Mcf)	50,300	39,653

Total sales volume (BOE)	25,586	25,698

Average sales prices:
Oil ($/Bbl)	$86.41	$78.40
Natural gas ($/Mcf)	$4.39	$3.69
Average total sales price ($/BOE)	$66.72	$63.92

Costs and expenses ($/BOE):
Lease operating expense	$26.75	$27.92
Depletion and depreciation	11.82	10.51
Accretion of discount on asset retirement obligations	0.82	0.78
General and administrative	8.19	8.07

Total costs and expenses ($/BOE):	$47.58	$47.28

Oil and natural gas sales revenue increased 4% or $64,518 to $1,707,210 for the three month period ended September 30, 2011 from the comparable 2010 period. This was due to higher oil and natural gas commodity prices. Average oil sales prices increased 10% to $86.41 for the three-month period ended September 30, 2011 compared to $78.40 for the three-month period ended September 30, 2010. Average natural gas sales prices increased 19% to $4.39 for the three-month period ended September 30, 2011 compared to $3.69 for the three-month period ended September 30, 2010. The higher commodity prices accounted for approximately $173,000 of the increase in revenue but were offset by approximately $108,000 due to slightly lower sales volumes on a BOE basis in the three-month period ending September 30, 2011 compared to the same period in 2010. We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed.
Lease operating expenses decreased 5% or $33,101 to $684,391 for the three month period ended September 30, 2011 from the comparable 2010 period. This was primarily due to lower workover expense and remedial repairs in 2011 as compared to 2010. Lifting cost per BOE decreased by 4% or $1.17 to $26.75 for the period. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.
Depletion and depreciation increased 11% or $32,500 to $302,500 for the three month period ended September 30, 2011 versus $270,000 in the 2010 comparable period. This was due to increases in production primarily from the Bilbrey well which was previously down for repairs.
General and administrative overhead cost increased 1% or $2,279 to $209,556 for the three-month period ended September 30, 2011 from the three-month period ended September 30, 2010. This was primarily attributable to an increase in professional services such as consulting and administration services. At this time due to the growth of the Company, we anticipate general and administrative expenses to increase in the coming quarters.
Other income, net for the quarter ended September 30, 2011, was $105,204 compared to other expenses, net of $62,888 for 2010. During the 2011 period, the net increase was primarily due to an unrealized gain of $164,000 on commodity derivatives. We anticipate oil prices to trade in the range of our collar during the fourth quarter of 2011, and thus anticipate the unrealized gain recognized in the third quarter of 2011 will reverse in the fourth quarter of 2011.

Results of Operations
Comparison of Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
Revenue:
Oil sales	$4,771,225	$4,500,354
Natural gas sales	511,944	674,361

Total oil and natural gas sales revenue	$5,283,169	$5,174,715

Sales volume:
Oil (Bbls)	51,213	58,824
Natural gas (Mcf)	105,519	120,968

Total sales volume (BOE)	68,800	78,985

Average sales price:
Oil ($/Bbl)	$93.16	$76.51
Natural gas ($/Mcf)	$4.85	$5.57
Average total sales prices ($/BOE)	$76.79	$65.52

Costs and expenses ($/BOE):
Lease operating expense	$27.68	$22.36
Depletion and depreciation	11.53	10.57
Accretion of discount on asset retirement obligations	0.92	0.76
General and administrative	9.80	8.72

Total costs and expenses ($/BOE)	$49.93	$42.41

Oil and natural gas sales revenues increased 2% or $108,454 to $5,283,169 for the nine-month period ended September 30, 2011 from $5,174,715 for the comparable 2010 period. This was due primarily to the overall increase in oil and natural gas commodity pricing offset by a decline in production. Sales volumes decreased 13% on a BOE basis, primarily due to downtime on wells waiting for repairs and to natural declines. Average oil sales prices increased 22% to $93.16 for the nine month period ended September 30, 2011 compared to $76.51 for the nine month period ended September 30, 2010. Average natural gas sales prices decreased 13% to $4.85 for the nine month period ended September 30, 2011 compared to $5.57 for the nine month period ended September 30, 2010. The overall higher commodity prices accounted for an increase of approximately $776,000 in revenue but were offset by approximately $667,000 as a result of lower sales volumes. We anticipate volumes to remain stable in the coming quarters as additional remedial work is complete.
Lease operating expenses increased 8% or $137,990 to $1,904,218 for the nine month period ended September 30, 2011 from the comparable 2010 period. This was primarily due to the increase in additional repairs, workover expenses and production expenses on properties in 2011. Lifting cost per BOE increased 24% or $5.32 to $27.68 for the period. We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses.
Depletion and depreciation expense decreased 5% to $793,500, compared to $835,000 for the comparable 2010 period. This was primarily due to lower production in the 2011 period.

General and administrative overhead cost decreased 2% or $14,111 to $674,480 for the nine month period ended September 30, 2011 from the comparable 2010 period. This was attributable primarily to a decrease in administrative services such as contract labor and administrative services. In the coming quarters we anticipate general and administrative expenses to increase.
Other expense, net for the nine months ended September 30, 2011, was $99,209 compared to other expense, net of $184,139 for the comparable 2010 period. The decrease in other expense, net was primarily due to the unrealized gain on derivatives of $164,000 during 2011. We anticipate oil prices to trade in the range of our collar during the fourth quarter of 2011, and thus anticipate the unrealized gain recognized in the third quarter of 2011 will reverse in the fourth quarter of 2011.
Liquidity and Capital Resources
Cash flow provided by operating activities was $2,444,817 for the nine month period ended September 30, 2011, as compared to cash flow provided by operating activities of $2,226,946 in the comparable 2010 period. The increase in cash flows from operating activities was primarily due to changes in current assets and liabilities in 2011.
Cash flow used in investing activities was $421,646 for the nine month period ended September 30, 2011 as compared to $393,218 in the comparable period primarily due to the additions to oil and natural gas properties and equipment in each period.
Cash flow used in financing activities was used to repurchase 80,000 shares of common stock for a total of $323,373 during the nine-month period ended September 30, 2011. Cash flow was used in financing activities to repurchase 235,800 common shares with an aggregate cost of $623,315 for the nine months ended September 30, 2010.
We may continue to raise financing through draws from our line of credit. Effective October 17, 2011, the borrowing base under our line of credit with Citibank, N.A. was decreased to $8.5 million. We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for the remainder of 2011, prices for oil and natural gas could remain higher than the prior year.

PART I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of FASB ASC Topic No. 815. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At September 30, 2011, there were no open positions. We have an unrealized gain of $232,000 and $164,000 on commodity derivative transactions during the three-month and nine-month periods ending September 30, 2011 respectively. We did not have any derivative transactions in 2010.
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

b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three or nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period ended September 30, 2011. The following table sets forth our repurchases in market transactions of shares of our common stock during the periods ended September 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
			Units) Purchased	that May Yet Be
	(a) Total Number	(b) Average Price	as Part of Publicly	Purchased Under
	of shares (or	Paid per Share (or	Announced Plans	the Plans or
Period	Units) Purchased	Unit)	or Programs	Programs
4/1/11 — 4/30/11	38,000	$4.37	38,000	$84,391
5/1/11 — 5/31/11	23,000	$3.35	23,000	$7,443
6/1/11 — 6/30/11	2,000	$3.32	2,000	$797

TOTAL	63,000		63,000

Item 3.	Default Upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits
10.1	Fourth Amendment to Loan and Security Agreement with Citibank, N.A.
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	By:	/s/ Ray Reaves
Ray Reaves, President, Chief Executive
Officer, Treasurer and Chief Financial Officer