Form 10-K
period 2011-12-31
FIELDPOINT PETROLEUM CORP
filed 2012-03-20
CIK 316736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 20, 2012, was $25,685,717.

The number of shares outstanding of the registrant’s common stock as of March 20, 2012 is 7,983,175

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

ITEM 1 – BUSINESS

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

Operations

As of December 31, 2011, the Company had varying ownership interest in 361 gross productive wells (101.52 net) located in five states. The Company operates 67 of the 361 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Administration

Office Facilities – The office space for the Company’s executive offices at 1703 Edelweiss Drive, Cedar Park, Texas 78613, is currently provided by the President at a cost of $2,500 per month as of December 31, 2011.

Employees – As of March 20, 2012, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A – RISK FACTORS.

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

Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility will also affect our common stock price. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices, including but not limited to:

•	changes in the supply of and demand for oil and natural gas;

•	storage availability;

•	weather conditions;

•	market uncertainty;

•	domestic and foreign governmental regulations;

•	the availability and cost of alternative fuel sources;

•	the domestic and foreign supply of oil and natural gas;

•	the price of foreign oil and natural gas;

•	refining capacity;

•	political conditions in oil and natural gas producing regions, including the Middle East; and

•	overall economic conditions.

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

We evaluate and acquire interests in oil and natural gas properties which in management’s judgment will provide attractive investment opportunities for the addition of production and oil and gas reserves. To acquire producing properties or undeveloped exploratory acreage will require an assessment of a number of factors including:

•	Value of the properties and likelihood of future production;

•	Recoverable reserves;

•	Operating costs;

•	Potential environmental and other liabilities;

•	Drilling and production difficulties; and

•	Other factors beyond our control

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

Our operations are also subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including, but not limited to, such hazards as:

•	Fires;

•	Explosions;

•	Blowouts;

•	Encountering formations with abnormal pressures;

•	Spills

•	Natural disasters;

•	Pipeline ruptures;

•	Cratering

If any of these events occur in our operations, we could experience substantial losses due to:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation and penalties; and

•	other losses resulting in suspension of our operations.

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

Environmental liabilities could adversely affect our business

In the event of a release of oil, natural gas, or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs, and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:

•	from a well or drilling equipment at a drill site;

•	leakage from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil and natural gas wells resulting from accidents during normal operations; and

•	blowouts, cratering, and explosions.

In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in our production of oil and gas and lower returns on our capital investments.

Bills were introduced in the previous U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used in fracturing fluids by the oil and natural gas industry under the federal Safe Drinking Water Act (“SDWA”) and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, Emergency Planning and Community Right-to-Know Act (“EPCRA”) or other authority. Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale and tight sand formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us for many of the wells that we drill and operate. Sponsors of such bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies, surface waters, and other natural resources, and threaten health and safety. In addition, the EPA has announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health and the EPA issued a draft study plan on hydraulic fracturing. Certain states have also considered or imposed reporting obligations relating to the use of hydraulic fracturing techniques.

Additional legislation or regulation could make it easier for parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. There has also been increasing public controversy regarding hydraulic fracturing with regard to use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated in Texas and other states implicating hydraulic fracturing practices.

Legislation, regulation, litigation and enforcement actions at the federal, state or local level that restrict the provision of hydraulic fracturing services could limit the availability and raise the cost of such services, delay completion of new wells and production of our oil and gas, lower our return on capital expenditures and have a material adverse impact on our business, financial condition, results of operations and cash flows and quantities of oil and gas reserves that may be economically produced.

Changes in tax laws may adversely affect our results of operations and cash flows.

President Obama’s Proposed Fiscal Year 2012 Budget includes proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to:

•	repeal of the percentage depletion allowance for oil and gas properties;

•	elimination of current deductions for intangible drilling costs;

•	elimination of the domestic manufacturing deduction for oil and gas companies; and

•	extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or otherwise limit certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively impact our financial condition and results of operations.

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

Government regulations could increase our operating costs

Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas, as well as safety matters, which may changed from time to time in response to economic conditions. Matters subject to regulation by federal, state and local authorities include:

•	Permits for drilling operations;

•	The production and disposal of water;

•	Reports concerning operations;

•	Unitization and pooling of properties;

•	Road and pipeline construction;

•	The spacing of wells;

•	Taxation;

•	Production rates;

•	The conservation of oil and natural gas; and

•	Drilling bonds.

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

We have not paid dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, and other factors. Moreover, since the issuance of the Warrants will reclassify all retained earnings to additional paid-in capital, there may be no capacity for the Company to declare a cash dividend in the near future.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 – PROPERTIES

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

Lusk Field, Lea County, New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The Company owns an 87.5%-100% working interest in two oil and natural gas wells producing out of the Bonesprings and Yates formations in section 15 at depth ranging from approximately 3,400 feet to approximately 10,000 feet and a 43.75% working interest in one well drillied and producing out of the Bonesprings formation. 14.06% working interest in one oil and natural gas well producing out of the Wolfcamp formation in section 14. The Company also owns an 87.5% working interest in one water disposal well.

Loving North Morrow Field, Eddy County, New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The Company owns a 4.3%—12% working interest in three natural gas wells producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet.

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

Giddings Field, Fayette County, Texas is in the Austin Chalk field located in various counties surrounding the city of Giddings, Texas. In February 1998, the Company acquired a 97% working interest in the Shade lease. The lease currently has three producing oil and natural gas wells. Oil and natural gas are produced from the Austin chalk formation. The Company will evaluate whether additional reserves can be developed by use of horizontal well technology.

Big Muddy Field, Converse County, Wyoming is a producing oilfield located approximately 30 miles south of Casper, Wyoming. The Company owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of three oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Serbin Field, Lee and Bastrop Counties Texas is an oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a working interest in 52 producing oil and natural gas wells. Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

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

	September 30,	September 30,	September 30,	September 30,
	Oil (bbl)		Gas (mcf)
Production by State	2011	2010	2011	2010
Louisiana	32	23	9,286	10,381
New Mexico	16,568	17,854	86,228	89,334
Oklahoma	30,194	30,401	19,102	18,984
Texas	19,395	22,720	28,526	33,619
Wyoming	3,206	6,576	—	—

TOTAL	69,395	77,574	143,142	152,318

The Company’s oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year end December 31, 2011, purchases by four customers, Ram Energy Resources, Inc., Quantum Resources Co., Sunoco and Enterprise Crude represented more than 10% of total Company revenues. During the year ended December 31, 2010, purchases by each of four customers, Sunoco, Enterprise Crude, ConocoPhillips, and Ram Energy Resources represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company’s ownership, as of December 31, 2011, of productive wells in the areas indicated.

Productive Wells

	September 30,	September 30,	September 30,	September 30,
	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	—	—	2	.24
New Mexico	7	2.55	4	.61
Oklahoma	228	51.13	37	4.59
Texas	72	35.67	8	4.15
Wyoming	3	2.58	—	—

Total	310	91.93	51	9.59

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

Drilling Activity

The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2011. The Company drilled no wells in 2010.

	September 30,	September 30,	September 30,	September 30,
	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	—	—	—	—
New Mexico	—	—	1	—
Oklahoma	—	—	—	—
Texas	—	—	—	—
Wyoming	—	—	—	—

Total	—	—	1	—

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2011 and 2010. See Notes 9 and 10 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

	September 30,	September 30,
Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2010	1,203,183	3,458,707
Revisions of previous estimates	43,346	(667,733)
Production	(77,574)	(152,318)

Estimated quantity, December 31, 2010	1,168,955	2,638,656
Revisions of previous estimates	(20,872)	(430,706)
Extensions and discoveries	123,526	204,740
Sales of reserves	(1,950)	—
Production	(69,395)	(143,142)

Estimated quantity, December 31, 2011	1,200,264	2,269,548

Proved Developed and Undeveloped Reserves

	September 30,	September 30,	September 30,
	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2011	980,341	219,923	1,200,264
December 31, 2010	885,658	283,297	1,168,955

Gas (Mcf)
December 31, 2011	1,922,181	347,367	2,269,548
December 31, 2010	2,181,689	456,967	2,638,656

Proved Undeveloped Reserves

During fiscal year ended December 31, 2011, the Company’s proved undeveloped reserves decreased by approximately 81,640 BOE. This decreased resulted primarily from the reclass of a certain PUD location that was drilled and moved to proved producing, and from the removal of the South Vacuum gas field.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2011 and December 31, 2010 have been estimated by Fletcher Lewis Engineering, Inc., and PGH Engineers. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Ray Reaves, President and CEO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Reaves, who has over twenty years of experience as a chief executive officer in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Reaves also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Reaves calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 10 to the Consolidated Financial Statements.

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

Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2011, or subsequently thereafter.

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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2011. The category of “Undeveloped Acreage” in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	September 30,	September 30,	September 30,	September 30,
	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	320	78	—	—
New Mexico	2,080	756	800	348

Oklahoma	8,826	1,300	200	19
Texas	3,343	1,201	1,360	1,000
Wyoming	560	268	2,306	1,880

Total	15,129	3,603	4,666	3,247

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

Subsequent Events

In February 2012, the Company was advised by the well operator that the South Vacuum 35 #3 well in the South Vacuum Field in Lea County, New Mexico will be plugged and abandoned. This resulted in an impairment charge of approximately $838,000 which was recorded in the fourth quarter of 2011.

ITEM 3  –  LEGAL PROCEEDINGS

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2005 the Company’s common stock has been traded and listed on the NYSE Amex, formerly the NYSE Alternext and formerly the American Stock Exchange, under the symbol “FPP.” Prior to September 20, 2005, the Company’s common stock was listed on the OTC bulletin board under the symbol FPPC. The following sets forth the high and low closing prices of our common stock on the NYSE Amex for the periods shown.

	September 30,	September 30,
	CLOSING PRICE
FISCAL 2010	HIGH	LOW
First Quarter	2.50	1.93
Second Quarter	3.20	2.11
Third Quarter	3.90	2.63
Fourth Quarter	4.55	2.73

FISCAL 2011	HIGH	LOW
First Quarter	5.48	3.61
Second Quarter	5.00	2.88
Third Quarter	3.33	2.01
Fourth Quarter	4.97	1.72

At March 20, 2012, the approximate number of shareholders of record was 131. The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

Recent Sales of Unregistered Securities

Issuer Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 01, 2011 to December 31, 2011	14,000	$2.51	14,000	$0
Total	14,000		14,000

On March 24, 2011, the Board of Directors authorized the Company to repurchase additional shares of its common stock at an aggregate cost not to exceed $250,000 each. Stock purchases were made from time to time in the open market or in privately-negotiated transactions, if and when management determined to effect purchases. All stock repurchases were subject to the requirements of Rule 10b-18 under the Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

	September 30,	September 30,	September 30,
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

ITEM 6	SELECTED FINANCIAL DATA

We have set forth below certain selected financial data. The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Statements of Operations Data:

Total revenues	$7,235,860	$7,008,783
Operating expenses	6,072,903	5,571,076
Net income	602,564	787,470
Basic earnings per share	$0.08	$0.10

Shares used in computing basic earnings per share	8,015,878	8,200,541
Diluted earnings per share	$0.08	$0.10

Shares used in computing diluted earnings per share	8,015,878	8,200,541

	December 31,
	2011	2010
Balance Sheet Data:

Working capital	$1,019,901	$2,604,029
Total assets	21,362,889	18,561,608
Total liabilities	12,487,276	9,930,009
Stockholders’ equity	8,875,613	8,631,599

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Revenues:
Oil sales	$6,364,308	$6,081,913
Natural gas sales	745,017	793,992

Total	$7,109,325	$6,875,905

Sales volumes:
Oil (Bbls)	69,395	77,574
Natural gas (Mcf)	143,142	152,318

Total (BOE)	93,252	102,960

Average sales prices
Oil ($/Bbl)	$91.71	$78.40
Natural gas ($/Mcf)	5.20	5.21

Total ($/BOE)	$76.24	$66.78

Costs and expenses ($/BOE)
Lease operating	$20.78	$21.89
Production taxes	5.47	4.52
Depletion and depreciation	11.99	10.72
Impairment of oil and natural gas properties	14.56	5.24
Accretion of discount on asset retirement obligations	0.90	0.78
General and administrative	11.43	10.96

Total	$65.13	$54.11

Revenues

Oil and natural gas sales revenues increased by $233,420 or 3%, primarily due to increases in oil commodity prices. Oil sales increased $282,000 due to higher prices that contributed $923,000 to the increase in oil sales revenues but was offset by decreased production, the impact of which reduced oil sales by $641,000. Oil sales volumes decreased by 11%, primarily due to natural declines and downtime on wells waiting on repair. Natural gas sales decreased $48,975 or 6% due primarily to lower production in 2011. Oil and natural gas prices have been volatile during 2011 and the Company expects this to continue. FieldPoint’s oil and natural gas sales revenue will be highly dependent on commodity prices in 2012.

Lease Operating Expenses

Lease operating expenses decreased by $315,547 or 14% due to a combination of decreased costs and decreased sales volumes. Costs decreased by $1.11 per barrel equivalent (BOE) or 5% in 2011 as compared to 2010. Decreased costs per equivalent unit contributed approximately $103,000 of the decrease in lease operating expense while decreased sales volumes contributed approximately $212,000 of the decrease. Many of FieldPoint’s properties are mature and bear high operating expense.

Production Taxes

Production taxes increased $44,039 or 9%, primarily the result of increased oil and natural gas sales revenues as discussed above. Production taxes amounted to approximately 7.2% of oil and natural gas sales revenue during 2011 and 6.8% during 2010. Management expects production taxes to range between 6.5% and 7.5% of oil and natural gas sales revenue.

Depletion and Depreciation

Depletion and depreciation expense increased by $14,000 or 1%. The increase in depletion and depreciation was primarily due to depletion on a new well drilled in 2011, offset by overall decreases in production.

Impairment of Oil and Natural Gas Properties

During the year ended December 31, 2011 the Company recorded impairment of $390,000 on the Loving property, $9,741 on the Stauss property, and $837,827 on the South Vaccuum property for a total of $1,237,568 on our proved oil and natural gas properties. Additionally, the Company recorded impairment on unproved properties totaling $119,771. Impairment of $539,226 recorded during 2010 was primarily the result of the sale of the Whisler Unit at a net loss of approximately $11,000 in 2011.

General and Administrative Expense

General and administrative expenses decreased $62,778 or 6%. Significant components of general and administrative expenses include personnel-related costs and professional services fees. Management expects FieldPoint’s general and administrative expenses to remain relatively comparable between years.

Other Income (Expense)

The most significant component of other income and expense in 2011 and 2010 was interest expense. Interest expense decreased by $10,003 or 4%.

Liquidity and Capital Resources

Cash flow provided by operating activities was approximately $3.98 million for the year ended December 31, 2011, compared to $1.7 million for the year ended December 31, 2010. The increase in cash flow from operating activities was primarily due to the improvement in the results of oil and natural gas operations.

FieldPoint used its operating cash flow along with cash on hand in 2011 to fund $2.6 million of development of oil and natural gas properties and to repurchase an aggregate of 94,000 shares of FieldPoint common stock for a total purchase price of $358,550. The sale of the Whisler property provided $68,330 in cash flow during 2011. These were the principal components of cash used in investing and financing activities in 2011. In 2010 FieldPoint used its operating cash flow along with cash on hand to fund $524,000 of development of oil and natural gas properties, to repay $4,755 of amounts outstanding under the Company’s revolving line of credit, and to repurchase an aggregate of 293,000 shares of FieldPoint common stock for a total purchase price of $830,952 which were the primary components of cash used in financing activities in 2010. The repurchases were undertaken pursuant to a stock buy-back program approved by the Board of Directors. Management continuously searches for opportunities to make cost-effective acquisitions of oil and natural gas properties. Further, management evaluates the market price and trading volume of FieldPoint’s common stock and may repurchase shares if capital is available and management believes that such repurchase would be advantageous to the Company and its stockholders.

Capital Requirements

Management believes the Company will be able to meet its current operating needs through internally generated cash from operations and borrowings under the Company’s revolving credit facility. As of December 31, 2011, the Company had working capital of approximately $1 million and approximately $1.8 million borrowing capacity under its line of credit based on a borrowing base of $8.5 million. The borrowing base is subject to redetermination based on the value of proved reserves, and could be increased or decreased during 2012.

Although the Company had no significant commitments for capital expenditures at December 31, 2011, management anticipates continued investments in oil and natural gas properties during 2012. If bank credit is not available, FieldPoint may not be able to continue to invest in strategic oil and natural gas properties. Management cannot predict how oil and natural gas prices will fluctuate during 2012 and what effect they will ultimately have on the Company, but management believes that the Company will be able to generate sufficient cash from operations to service its bank debt and provide for maintaining current production of its oil and natural gas properties. The timing of most capital expenditures is relatively discretionary. Therefore, the Company can plan expenditures to coincide with available funds in order to minimize business risks. As of December 31, 2011, the Company had approximately $2.2 million of capital items in accounts payable that will be paid from working capital.

Subsequent Events

The Company’s Board of Directors has declared a dividend to common stockholders of record on March 23, 2012 (the “Record Date”) consisting of one common stock purchase warrant (the “Warrant Dividend” and “Warrant”, respectively) for every share of common stock owned on the Record Date. Each Warrant will be exercisable for six years to purchase one share of common stock at an exercise price of $4.00 per share. The Company has the right to call the Warrants for redemption under certain circumstances. The Company has applied to have the Warrants approved for trading on the NYSE Amex separately from the common stock.

No prediction can be made if the Warrants will provide any significant additional working capital in the future.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

	September 30,	September 30,	September 30,	September 30,	September 30,
Cash Contractual Obligations	2012	2013	2014	Thereafter	Total
	(in thousands)

Credit facility (secured)	$—	$—	$6,740	$—	$6,740
Interest on credit facility	236	236	197	—	669

Total	$236	$236	6,937	$—	$7,409

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

Impairment of Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were $1,237,568 of impairments on our proved oil and natural gas properties in 2011 and $539,226 of impairments of oil and natural gas properties in 2010.

Subsequent Events

In February 2012, the Company was advised by the well operator that the South Vacuum 35 #3 well in the South Vacuum Field in Lea County, New Mexico will be plugged and abandoned. This resulted in an impairment charge of approximately $838,000 which was recorded in the fourth quarter of 2011 based on capitalized costs through December 31, 2011. No material costs were incurred in 2012 and the net estimated plugging costs are approximately $25,000 which are included in current liabilities as of December 31, 2011.

Reporting Requirements

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and the NYSE Amex, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002 and the new SEC reporting regulations which became effective January 1, 2010. Our compliance with current and proposed rules requires the commitment of significant managerial resources. We conclude that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritive accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2011 and December 31, 2010, there were no open positions. We did have derivative transactions during 2011.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

FieldPoint Petroleum Corporation and Subsidiaries

Cedar Park, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ Hein & Associates LLP

Dallas, Texas

March 20, 2012

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	DECEMBER 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,037,593	$984,770
Certificates of deposit	44,469	44,422
Accounts receivable:
Oil and natural gas sales	1,007,025	723,218
Joint interest billings, less allowance for doubtful accounts of $99,000 each period	209,209	246,655
Income taxes receivable	332,134	206,000
Deferred income tax asset-current	58,000	99,000
Prepaid drilling expenses	—	975,538
Prepaid expenses and other current assets	121,745	76,433

Total current assets	3,810,175	3,356,036

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	27,616,928	24,434,664
Other equipment	52,113	89,248
Less accumulated depletion and depreciation	(10,116,327)	(9,318,340)

Net property and equipment	17,552,714	15,205,572

Total assets	$21,362,889	$18,561,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,506,145	$553,760
Oil and natural gas revenues payable	259,129	198,247
Asset retirement obligation – current	25,000	—

Total current liabilities	2,790,274	752,007

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	1,467,000	1,033,000
ASSET RETIREMENT OBLIGATION	1,490,002	1,405,002

Total liabilities	12,487,276	9,930,009

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,910,175 shares issued, each period; 7,983,175 and 8,077,175 outstanding, respectively	89,101	89,101
Additional paid-in capital	4,573,580	4,573,580
Retained earnings	6,179,824	5,577,260
Treasury stock, 927,000 and 833,000 shares, respectively, at cost	(1,966,892)	(1,608,342)

Total stockholders’ equity	8,875,613	8,631,599

Total liabilities and stockholders’ equity	$21,362,889	$18,561,608

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,
	DECEMBER 31,
	2011	2010
REVENUE:
Oil and natural gas sales	$7,109,325	$6,875,905
Well operational and pumping fees	68,265	68,265
Disposal fees	58,270	64,613

Total revenue	7,235,860	7,008,783

COSTS AND EXPENSES:
Lease operating	2,447,544	2,719,052
Depletion and depreciation	1,118,000	1,104,000
Impairment of oil and natural gas properties	1,357,339	539,226
Accretion of discount on asset retirement obligations	84,000	80,000
General and administrative	1,066,020	1,128,798

Total costs and expenses	6,072,903	5,571,076

OPERATING INCOME	1,162,957	1,437,707

OTHER INCOME (EXPENSE):
Interest income	5,054	5,366
Interest expense	(238,795)	(248,798)
Loss on sale of oil and gas property	(10,670)	—
Miscellaneous income	71,018	43,195

Total other income (expense)	(173,393)	(200,237)

INCOME BEFORE INCOME TAXES	989,564	1,237,470

INCOME TAX PROVISION – current	(12,000)	(245,000)
INCOME TAX PROVISION – deferred	(375,000)	(205,000)

TOTAL INCOME TAX PROVISION	(387,000)	(450,000)

NET INCOME	$602,564	$787,470

EARNINGS PER SHARE:
BASIC	$0.08	$0.10

DILUTED	$0.08	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,015,878	8,200,541

Diluted	8,015,878	8,200,541

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2010	8,910,175	$89,101	$4,573,580	$4,789,790	540,000	$(777,390)	$8,675,081

Purchase of treasury shares	—	—	—	—	293,000	(830,952)	(830,952)

Net income	—	—	—	787,470	—	—	787,470

BALANCES, December 31, 2010	8,910,175	89,101	4,573,580	5,577,260	833,000	(1,608,342)	8,631,599

Purchase of treasury shares	—	—	—	—	94,000	(358,550)	(358,550)

Net income	—	—	—	602,564	—	—	602,564

BALANCES, December 31, 2011	8,910,175	$89,101	$4,573,580	$6,179,824	927,000	$(1,966,892)	$8,875,613

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$602,564	$787,470
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale and abandonment of oil and gas property	10,670	—
Depletion and depreciation	1,118,000	1,104,000
Impairment of oil and gas properties	1,357,339	539,226
Deferred income taxes	375,000	205,000
Accretion of discount on asset retirement obligations	84,000	80,000
Changes in assets and liabilities:
Accounts receivable	(246,361)	(42,297)
Income taxes receivable	(126,134)	(115,677)
Prepaid expenses and other current assets	930,226	(950,022)
Accounts payable and accrued expenses	(185,194)	125,248
Oil and natural gas revenues payable	60,882	18,881
Other	(47)	(65,412)

Net cash provided by operating activities	3,980,945	1,686,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(2,610,417)	(523,882)
Proceeds from the sale of oil and natural gas properties	68,330	—
Acquisition of other equipment	(27,485)	—

Net cash used in investing activities	(2,569,572)	(523,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(4,755)
Purchase of treasury shares	(358,550)	(830,952)

Net cash used in financing activities	(358,550)	(835,707)

NET INCREASE IN CASH	1,052,823	326,828

CASH, beginning of year	984,770	657,942

CASH, end of the year	$2,037,593	$984,770

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$238,795	$248,798

Cash paid during the year for income taxes	$70,000	$400,000

Capital items in accounts payable	$2,237,579	$—

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2011 and 2010.

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

Certificates of Deposit

Certificates of deposit have original maturities ranging from three months to one year and are recorded at fair value on the balance sheet in current assets. Changes in fair value during the period are classified as realized or unrealized holding gains in other income.

Oil and Natural Gas Properties

Our oil and natural gas properties consisted of the following at December 31:

	September 30,	September 30,
	2011	2010
Mineral interests in properties:
Unproved properties	$850,000	$969,771
Proved properties	20,410,676	17,200,475
Equipment and facilities	6,356,252	6,264,418

Total costs	27,616,928	24,434,664
Less accumulated depletion and depreciation	(10,088,699)	(9,229,092)

	$17,528,229	$15,205,572

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells do not find proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells found proved reserves at December 31, 2011 or 2010. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2011, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $1,115,000 and $1,102,435 for the years ended December 31, 2011 and 2010, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. An impairment of unproved properties of $119,771 was recorded during the year ended December 31, 2011. No impairment of unproved properties was recorded during the years ended December 31, 2010.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy. We recorded impairment of $390,000 on the Loving property, $9,741 on the Stauss property, and $837,827 on the South Vacuum property for a total of $1,237,568 on our proved oil and natural gas properties during the year ended December 31, 2011. We recorded an impairment of $539,226 during the year ended December 31, 2010 on our proved oil and natural gas properties. The impairment was primarily the result of writing down the book value of the Whistler property sold in January 2011.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable

Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such allowance was indicated at December 31, 2011 or 2010. As of December 31, 2011, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2011, we

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had balances due from five customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These five customers accounted for 80% of accounts receivable at December 31, 2011. At December 31, 2010, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These two customers accounted for 48% of accounts receivable at December 31, 2010. In the event that one or more of these significant customers ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships would result in the replacement of one or more lost customers.

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

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was $99,000 at December 31, 2011 and 2010.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property

Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $3,000 and $1,565 for each of the years ended December 31, 2011 and 2010.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	September 30,	September 30,
	2011	2010
Asset retirement obligation at January 1,	$1,405,002	$1,325,002
Accretion of discount	84,000	80,000
Liabilities incurred during the year	26,000	—
Liabilities settled during the year	—	—

Asset retirement obligation at December 31,	$1,515,002	$1,405,002

The portion of the balance classified as a current liability was $25,000 and $0 at December 31, 2011 and 2010, respectively. The remainder of the balance was classified as non-current in each year.

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

Production Taxes and Ad Valorem Taxes

Production taxes and ad valorem taxes are included in lease operating expense. Total production and ad valorem taxes were $606,786 and $629,307 for the years ended December 31, 2011 and 2010, respectively.

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

Our estimates of proved reserves materially impact depletion and impairment expense. If proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in estimates of proved reserves may result from lower prices, evaluation of additional operating history, mechanical problems at our wells and catastrophic events such as explosions, hurricanes and floods. Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our proved reserve estimates are a function of many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of oil and natural gas actually produced.

Revenue Recognition

The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2011 and 2010.

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

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers. We had sales of 10% or more of our total oil and natural gas sales revenue to four customers which represented 61% of total oil and natural gas sales revenue for the year ended December 31, 2011. We had sales of 10% or more of our total oil and natural gas sales revenue to four customers representing 61% of total oil and natural gas sales revenue for the year ended December 31, 2010.

Comprehensive Income

The Company has no elements of comprehensive income other than net income.

Share-Based Compensation

We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite grant-date service period based on the grant-date fair value. There were no outstanding share-based awards during 2011 or 2010.

Financial Instruments

The Company’s financial instruments are cash, certificates of deposit, accounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes common stock equivalents (such as options and warrants) into consideration. The Company had no common stock equivalents in 2011 or 2010.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OIL AND NATURAL GAS PROPERTIES

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2011 and 2010. The Company drilled a successful developmental well in New Mexico, for which the net cost to the Company was approximately $4,200,000 as of December 31, 2011.

2.	RELATED PARTY TRANSACTIONS

The Company leases office space from its president. Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2011 and 2010, respectively. The Company also paid Roger Bryant, a director, $5,000 in consulting fees for services in 2010. The Company also paid Karl Reimers, a director, $500 in consulting fees in 2010.

3.	LINE OF CREDIT

The Company has a line of credit with a bank with a borrowing base of $8,500,000 at December 31, 2011. The agreement requires monthly interest-only payments until maturity on October 18, 2014. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 3.50% as of December 31, 2011. The commitment fee is .50% of the unused borrowing base. The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements. We were in compliance with our covenants as of December 31, 2011 and 2010. The line of credit is collateralized by substantially all of our oil and gas properties and is personally guaranteed by our President and CEO.

4.	INCOME TAXES

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	September 30,	September 30,
	2011	2010
Current:
Federal	$—	$(194,000)
State	(12,000)	(51,000)

Total current	(12,000)	(245,000)

Deferred:
Federal	(317,000)	(185,000)
State	(58,000)	(20,000)

Total deferred	(375,000)	(205,000)

Total income tax provision	$(387,000)	$(450,000)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2011 and 2010 as follows:

	September 30,	September 30,
	2011	2010
Statutory rate	(34%)	(34%)
State taxes, net of federal benefit	(5%)	(3%)
Changes in enacted rates	—	—
Other differences	—	1%

Effective rate	(39%)	(36%)

Other differences relate to permanent differences, primarily tax depletion in excess of basis.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities.

Significant components of net deferred tax assets and liabilities are:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Asset retirement obligation	$327,000	$297,000
Allowance for doubtful accounts	36,000	36,000
Accrued compensation and other	22,000	63,000
Net operating loss carryover	458,000	—

Total deferred tax assets	843,000	396,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	(2,252,000)	(1,330,000)

Total deferred tax liabilities	(2,252,000)	(1,330,000)

Net deferred tax liability	$(1,409,000)	$(934,000)

Our net deferred tax assets and liabilities are recorded as follows:

	September 30,	September 30,
	2011	2010
Current asset	$58,000	$99,000
Non-current liability	(1,467,000)	(1,033,000)

Total	$(1,409,000)	$(934,000)

The Company had no material uncertain tax positions as of December 31, 2011 and 2010.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2011 and 2010, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. The Company is not currently involved in any income tax examinations.

At December 31, 2011, we had available for U.S. federal income tax reporting purposes, net operating loss carryforwards (NOL) for regular tax purposes of approximately $1.3 million which expires in 2031.

5.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2011, the Company repurchased 94,000 of its common shares for a total cost of $358,550. During the year ended December 31, 2010, the Company repurchased 293,000 of its common shares for a total cost of $830,952.

The Company approved a stock warrant dividend of one warrant per one common share outstanding in the fourth quarter of 2011 subject to setting the record date and registering the warrants. The warrants have an exercise price of $4.00 and are exercisable over 6 years from the record date. The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00). The fair value of the warrants will be calculated on the record date and the fair value will be reclassified from retained earnings to additional paid-in capital.

6.	ENVIRONMENTAL ISSUES

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

7.	COMMITMENTS

As of December 31, 2011 and 2010, the Company had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. The letter of credit is collateralized by the Company’s line of credit with Citibank.

In 2001, the Company entered into an executive employment agreement with its President and Chief Executive Officer. The agreement provides for his retention, if the Company should have a change in control, at set percentages of his then salary and bonus for a term of at least three years.

On October 24, 2008, our Board of Directors approved a Performance Based Bonus Program (the “Bonus Program”) for our President and Chief Executive Officer. The Bonus Program is calculated and paid annually based on four performance parameters: 1) annual reserve additions from drilling and acquisitions; 2) growth in annual production; 3) growth in annual year over year earnings (before taxes and bonus); and 4) other notable achievements as the Board may recognize from time to time which are not easily

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quantifiable in the first three parameters. Bonus awards of up to 50% of annual base salary may be achieved in each of the first three categories and up to 10% in the fourth category provided that the maximum bonus award for any year may not exceed 150% of base salary which is currently $250,000. We awarded approximately $57,000 and $175,000 to our President and Chief Executive Officer under the Bonus Program in 2011 and 2010, respectively.

8.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$—	$—
Acquisition of proved properties	—	—
Exploration costs	—	—
Development costs	4,847,996	523,882

Total costs incurred	$4,847,996	$523,882

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	September 30,	September 30,
	Oil (Barrels)	Gas (MCF)
Balance, January 1, 2010	1,203,183	3,458,707
Revisions of previous estimates	43,346	(667,733)
Production	(77,574)	(152,318)

Balance, December 31, 2010	1,168,955	2,638,656

Revisions of previous estimates	(20,872)	(430,706)
Extensions and discoveries	123,526	204,740
Sale of reserves	(1,950)	—
Production	(69,395)	(143,142)

Balance, December 31, 2011	1,200,264	2,269,548

Proved developed reserves, December 31, 2011	980,341	1,922,181

Proved developed reserves, December 31, 2010	885,658	2,181,689

Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history, and market prices for oil and natural gas. Significant fluctuations in market prices have a direct impact on recoverability and will result in changes in estimated recoverable reserves without regard to actual increases or decreases in reserves in place.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2010

The average natural gas price attributable to our proved reserves increased from $3.59 per Mcf at December 31, 2009 to $4.31 at December 31, 2010. The average price of oil per barrel was approximately $76.78 at December 31, 2010 compared to $58.92 at December 31, 2009. The increase in oil prices was the primary reason for the increased oil quantities listed under revisions of previous estimates. The decrease in natural gas quantities was primarily due to a higher decline rate for the Stauss property based on evaluation of more production history and a steeper decline rate which resulted in an impairment charge in 2010.

Year Ended December 31, 2011

The average natural gas price attributable to our proved reserves was $4.03 per Mcf at December 31, 2011. The average oil price attributable to our proved reserves was $94.69 per barrel at December 31, 2011. The revision of estimates of natural gas quantities is primarily due to the South Vacuum well ceasing production in December 2011, which resulted in an impairment charge.

9.	STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 2011 and 2010, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2011 and 2010, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated cash flows from future production of proved reserves were prepared on the basis of average prices received in 2011 and 2010.

	September 30,	September 30,
	Years Ended December 31,
	(in thousands)
	2011	2010
Future cash inflows	$118,737	$97,748
Future production costs	(42,213)	(41,817)
Future development cost	(5,148)	(6,653)
Future income taxes	(21,656)	(14,533)

Future net cash flows	49,720	34,745
10% annual discount	(23,807)	(17,217)

Standardized measure of discounted future net cash flows	$25,913	$17,528

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Balance, beginning of year	$17,528	$15,998
Sales of oil and natural gas produced, net of production costs	(4,662)	(4,171)
Sale of reserves	(51)	—
Extensions and discoveries	4,112	—
Net changes in prices and production costs	12,700	8,461
Net changes in future development costs	1,137	(2,425)
Revisions and other changes	(3,659)	(1,028)
Accretion of discount	2,621	2,307
Net change in income taxes	(3,813)	(1,614)

Balance, end of year	$25,913	$17,528

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	The Company’s Principal Executive Officer and Principal Financial Officer, Ray Reaves, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

b)	There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)	Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Ray D. Reaves	50	Director, President, Chairman, Chief Executive Officer	May 1997-present
Roger D. Bryant	69	Director	July 1997-present
Karl W. Reimers	70	Director	October 2004-present
Dan Robinson	64	Director	August 2004-present
Debra Funderburg	53	Director	February 2006-present

Mr. Reaves, age 50, has been Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company since May 22, 1997. Mr. Reaves has also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to the present, has 25 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc. Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc. gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Roger D. Bryant, age 69, has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private start-up and turn-around technology companies in a number of different industries. He is currently President and CEO of Convergence Technology Application Partners, LLC (CTAP), a supplier of telecommunications systems. Prior positions include Chief Operations Officer for Electric and Gas Technologies, Inc., Chief Executive Officer of International Gateway Exchange, President and Chairman of Dial-thru International, Inc., President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., a division of Schlumberger Corporation, and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for retail petroleum industry. All together, Mr. Bryant has held the Chief Executive position as well as serving on the board of directors, of more than ten private and public companies.

Mr. Reimers, age 70, is a CPA and has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. However, he continues as a financial consultant and director to B.A.G. Corp. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 64, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Debra Funderburg, age 53, has been a Director of the Company since February 6, 2006. From August 2010 to present she has served as Vice President Reservoir Engineering for Magnum Hunter Resources Corp. From September 2007 to August 2010 she served as Vice President of Business Development for Sanchez Oil & Gas. From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P. From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey. From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

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

During the fiscal year ended December 31, 2011, six meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.

Outside Directors receive $500 per meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. The outside Directors also received $5,000 in one time fees for the fiscal year end December 31, 2011. Except as otherwise provided below, Directors received a grant of options to purchase up to 100,000 shares of common stock at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors. Ms. Funderburg receives a $12,000 annual retainer and is reimbursed for all expenses and received 10,000 shares of FieldPoint Petroleum Corp in 2006 for her service as a board member. The Company paid Roger Bryant a board member consulting fees of $4,000 during 2010 and Karl Reimers $500 in consulting fees. Effective January 1, 2011 the Company will no longer pay consulting fees to board members.

b.	Committees

The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the result of its meetings with the full board.

During the year ended December 31, 2011, the board had a standing audit committee, a standing compensation committee, and a standing nomination committee.

Audit Committee

The audit committee was composed of the following directors:

Karl W. Reimers, Chairman

Dan Robinson

Roger D. Bryant

The Board of Directors has determined that Messrs. Reimers, Robinson and Bryant are “independent” within the meaning of the NYSE Amex’s listing standards and Item 407(a) of Regulation S-K. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

Karl Reimers, a member of the audit committee, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

During the fiscal year ended December 31, 2011 the audit committee had four meetings. The committee is responsible for accounting and internal control matters. The audit committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380. The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Commission.

By the Audit Committee

Karl Reimers

Dan Robinson

Roger Bryant

Compensation Advisory Committee

The compensation advisory committee is currently composed of the following directors:

Dan Robinson, Chairman

Karl Reimers

Debbie Funderburg

The Board of Directors has determined that Messrs. Robinson, Reimers and Funderburg are “independent” within the meaning of the NYSE Amex’s listing standards and Item 407(a) of Regulation S-K. For this purpose, a compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended December 31, 2011 the compensation advisory committee had two meetings. The compensation advisory committee:

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

Nomination Committee

The nomination committee was composed of the following directors:

Roger D. Bryant, Chairman

Karl Reimers

Debbie Funderburg

Of the currently serving three members Messrs. Bryant, Reimers and Funderburg, would each be deemed to be independent within the meaning of the NYSE Amex’s listing standards and Item 407(a) of Regulation S-K. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management the committee had one meeting in 2011.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Ray Reaves, Chief Executive Officer and Chief Financial Officer, at the Company’s principal executive offices located in Cedar Park, Texas and provide to Mr. Reaves, in writing, the recommended director nominee’s professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-X, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2012.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE Amex. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2011, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2011 to the Company’s Chief Executive Officer (“CEO”) ( the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

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

Components of Compensation. For the years ended December 31, 2011 and 2010, the sole component of compensation for the CEO was base salary. We did provide additional compensation in the form of annual incentive bonus and perquisites.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ray D. Reaves, CEO, President	2011	$250,000	$56,548	—	—	—	—	—	$306,548
Ray D. Reaves, CEO, President	2010	$250,000	$175,000	—	—	—	—	—	$425,000
Ray D. Reaves, CEO, President	2009	$225,000	$45,750	—	—	—	—	—	$270,750

Bonus Plan

In 2008, the Company’s Board of Directors adopted a Performance Based Bonus Program for the President and CEO (the “Bonus Plan”). Under the Bonus Plan, the President can earn an annual bonus based upon four parameters: (i) annual reserve additions from drilling and acquisitions as measured by the Board approved Annual Business Plan (“Business Plan”) (“Reserve Bonus”), (ii) growth in annual production as measured by the Business Plan, (“Production Bonus”) (iii) growth in annual year over year earnings before taxes and bonus (“EBBT”)(“Earnings Bonus”), and (iv) other notable achievements as determined by the Board (“Achievement Bonus”).

To earn any of the Reserve Bonus, Production Bonus or Earnings Bonus, the Company’s performance must exceed the goal or target set by the Board in the Business Plan. If actual reserve additions for the year exceed the Business Plan target, a bonus will be paid equal to the percentage that the actual reserve additions bears to the total reserves reported in the previous year’s Annual Report on Form 10-K (the “Prior 10-K”), not to exceed 50% of Base Salary. If actual production for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that the actual production bears to the total production reported in the Prior 10-K, not to exceed 50% of Base Salary. If actual EBBT for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that actual EBBT bears to EBBT as reported in the Prior 10-K, not to exceed 50% of Base Salary. The Achievement Bonus is discretionary with the Board and cannot exceed 10% of Base Salary. The maximum cumulative bonus payable in any given year may not exceed 150% of Base Salary.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ray Reaves	- 0 -	- 0 -	—	—	—	- 0 -	—	—	—

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$6,000	—	—	—	—	—	$6,000
Karl Reimers	$6,000	—	—	—	—	—	$6,000
Dan Robinson	$6,000	—	—	—	—	—	$6,000
Debra Funderburg	$17,000	—	—	—	—	—	$17,000

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2010 and 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

•	each person who beneficially owns more than 5% of the common stock;
•	each of our executive officers named in the Management section;
•	each of our Directors; and
•	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 20, 2012 and the percentage of outstanding common stock owned as of March 20, 2012. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	September 30,		September 30,
Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner		Percent of Class (1)
Ray D. Reaves	3,180,000	(3)	39.8%
Roger D. Bryant	26,000		*
Dan Robinson	96,000		1.2%
Karl Reimers	62,000		1.0%

Debbie Funderburg	16,000		*

All Officers and Directors as a Group (6 persons)	3,380,000		42.3%

*	indicates less than 1%

(1)

The percentages shown are calculated based upon 7,983,175[cn3] shares of common stock issued and outstanding at March 20, 2012. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Annual Report upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

The Company leases office space from its majority shareholder. The lease requires monthly payments of $2,500 on a month to month basis. The Company paid Karl Reimers $500 in consulting fees in 2010 and paid Roger Bryant, a director $4,000 in consulting fees in 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates LLP (“Hein”) as our independent and registered public accounting firm. Hein audited our consolidated financial statements for fiscal 2011 and 2010. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company’s principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	September 30,	September 30,
	2011	2010
Audit fees – audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$98,300	$87,400
Audit-related fees – related to the performance of audit or review of financial statements not reported under “audit fees” above		—
Tax fees – tax compliance, tax advice and tax planning	19,400	19,400
All other fees – services provided by our principal accountants other than those identified above	—	—

Total fees paid or accrued to our principal accountants	$117,700	$106,800

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company’s 10KSB for the year ended December 31, 1997.)

3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1	Plan of Exchange (incorporated by reference to the Company’s definitive proxy statement dated December 8, 1997).

4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank

4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank

4.4	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company’s 10QSB/A for the quarter ended September 30, 2000)

10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.3	Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.4	Audit Committee Charter adopted by the Company on March 28, 2001(incorporated by reference to the Company’s 10KSB for the year ended December 31, 2000.)

10.5	Consulting Agreement dated November 13, 2001 between FieldPoint Petroleum Corp. and TRG Group LLC. (incorporated by reference to the Company’s 10QSB for the quarter ended September 30, 2001)

10.6	Loan and Security Agreement with CitiBank, N.A., dated October 18, 2006 (incorporated by reference from the Company’s current report on Form 8k dated October 18, 2006 as filed with the Commission on October 20, 2006.)

10.7	Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.

10.8	Securities Purchase Agreement (incorporated by reference to the Company’s Form SB-2 dated September 20, 2005 as filed with the Commission on September 20, 2005.)

10.9	Registration Rights Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

10.10	Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.11	Board Compensation Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.12	Security Agreement (incorporated by reference to the Company’s Form 8-K dated October 18, 2006 as filed with the Commission on October 20, 2006).

10.13	Bonus Program (incorporated by reference to the Company’s Form 8-K dated October 24, 2008 as filed with the Commission on October 29, 2008.)

10.14	Guaranty Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.15	First Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.16	Second Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.17	Third Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.18	Fourth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

23	Consent of Hein & Associates, LLP

31	Certification required by Section 13a-14(a) of the Exchange Act.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification required by Section 13a-14(a) of the Exchange Act.

99.1	Reserve & Economic Evaluation Report (incorporated by reference to the Company’s Form 10-K dated December 31, 2010 as filed with the Commission on March 30, 2011.)

99.2	Estimates of Future Reserve & Revenues Report (incorporated by reference to the Company’s Form 10-K dated December 31, 2010 as filed with the Commission on March 30, 2011.)

99.3	Letter Report and Certificate of Qualification of Fletcher Lewis Engineering, Inc.

99.4	Letter Report and Certificate of Qualification of PGH Petroleum & Environmental Engineers, L.L.C.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date: March 20, 2012	By:	/s/ Ray Reaves Ray Reaves, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ray Reaves	Date: March 20, 2012
President, Chief Executive Officer, Director, Chairman, Chief Financial Officer

By:	/s/ Roger D. Bryant	Date: March 20, 2012
Roger D Bryant Director

By:	/s/ Dan Robinson	Date: March 20, 2012
Dan Robinson Director

By:	/s/ Karl W. Reimers	Date: March 20, 2012
Karl W. Reimers Director

By:	/s/ Debra Funderburg	Date: March 20, 2012
Debra Funderburg Director