Form 10-Q
period 2012-03-31
FIELDPOINT PETROLEUM CORP
filed 2012-05-10
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 10, 2012, the number of shares outstanding of the Registrant’s $.01 par value common stock was 8,010,175.

PART I

Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,865,754	$2,037,593
Certificates of deposit	44,507	44,469
Accounts receivable:
Oil and natural gas sales	1,415,368	1,007,025
Joint interest billings, less allowance for doubtful accounts of $99,000, each period	206,815	209,209
Prepaid income taxes	332,134	332,134
Deferred income tax asset – current	87,000	58,000
Prepaid expenses and other current assets	160,741	121,745

Total current assets	5,112,319	3,810,175

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	28,100,182	27,616,928
Other equipment	52,113	52,113
Less accumulated depletion and depreciation	(10,692,827)	(10,116,327)

Net property and equipment	17,459,468	17,552,714

Total assets	$22,571,787	$21,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,324,088	$2,506,145
Oil and natural gas revenues payable	238,160	259,129
Asset retirement obligation—current	25,000	25,000
Unrealized loss on commodity derivatives	31,000	—

Total current liabilities	2,618,248	2,790,274

LONG TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	1,910,000	1,467,000
ASSET RETIREMENT OBLIGATIONS	1,513,002	1,490,002

Total liabilities	12,781,250	12,487,276

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,937,175 and 8,910,175 shares issued, respectively, and 8,010,175 and 7,983,175 outstanding, respectively	89,371	89,101
Additional paid-in capital	11,589,091	4,573,580
Retained earnings	78,967	6,179,824
Treasury stock, 927,000 shares each period, at cost	(1,966,892)	(1,966,892)

Total stockholders’ equity	9,790,537	8,875,613

Total liabilities and stockholders’ equity	$22,571,787	$21,362,889

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Oil and natural gas sales	$3,229,504	$1,697,545
Well operational and pumping fees	17,066	17,066
Disposal fees	26,000	13,000

Total revenue	3,272,570	1,727,611

COSTS AND EXPENSES:
Lease operating	932,602	570,688
Depletion and depreciation	576,500	243,000
Accretion of discount on asset retirement obligations	23,000	21,000
General and administrative	387,848	251,645

Total costs and expenses	1,919,950	1,086,333

OPERATING INCOME	1,352,620	641,278

OTHER INCOME (EXPENSE):
Interest income	1,030	838
Interest expense	(64,827)	(59,849)
Unrealized loss on commodity derivatives	(31,000)	—
Miscellaneous	181	—

Total other expense	(94,616)	(59,011)

INCOME BEFORE INCOME TAXES	1,258,004	582,267

Income tax provision – current	(49,500)	(87,000)
Income tax provision – deferred	(414,000)	(118,000)

Total income tax provision	(463,500)	(205,000)

NET INCOME	$794,504	$377,267

NET INCOME PER SHARE:
BASIC	$0.10	$0.05

DILUTED	$0.10	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	7,983,768	8,064,991
DILUTED	8,138,359	8,064,991

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$794,504	$377,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	576,500	243,000
Unrealized loss on commodity derivatives	31,000	—
Deferred income taxes	414,000	118,000
Accretion of discount on asset retirement obligations	23,000	21,000
Common shares issued in lieu of compensation	120,420	—
Changes in current assets and liabilities:
Accounts receivable	(405,949)	(58,639)
Prepaid expenses and other current assets	(38,996)	70,000
Accounts payable and accrued expenses	(182,057)	(121,729)
Oil and gas revenues payable	(20,969)	47,508
Other	(38)	—

Net cash provided by operating activities	1,311,415	696,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(483,254)	(54,836)

Net cash used in investing activities	(483,254)	(54,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	—	(73,893)

Net cash used in financing activities	—	(73,893)

NET CHANGE IN CASH AND CASH EQUIVALENTS	828,161	567,678
CASH AND CASH EQUIVALENTS, beginning of the period	2,037,593	984,770

CASH AND CASH EQUIVALENTS, end of the period	$2,865,754	$1,552,448

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$64,827	$59,849

Cash paid during the period for taxes	$—	$—

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2011.

2. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The potential dilutive effect of the warrants is 1,758,477 shares as of March 31, 2012. The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011
Net income	$794,504	$377,267

Weighted average common stock outstanding	7,983,768	8,064,991
Weighted average dilutive effect of stock warrants	154,591	—

Dilutive weighted average shares	8,138,359	8,064,991

Earnings per share:
Basic	$0.10	$0.05

Diluted	$0.10	$0.05

3. Income Taxes

For the three months ending March 31, 2012, and 2011, the tax provision is approximately 37% and 35%, respectively, of book income before tax which differed from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the domestic production activities deduction.

4. Treasury Stock Repurchase Program

We repurchased a total of 17,000 common shares with an aggregate cost of $73,893 during the three months ended March 31, 2011. During the three months ended March 31, 2012, no shares of common stock were repurchased.

5. Related Party Transactions

The Company leases office space from its president. Rent expense for this month-to-month lease was $7,500 for each of the three months ended March 31, 2012 and 2011.

6. Stockholders’ Equity

On March 29, 2012, our Board of Directors authorized the Company to issue 27,000 shares of common stock, with no vesting terms to management and the board of directors. The value of the stock at the date of the grant was $120,420, which was recorded in general and administrative expenses.

The Company approved a stock warrant dividend of one warrant per one common share outstanding in the fourth quarter of 2011 with the record date of March 23, 2012. A total of 7,983,175 warrants were issued and have an exercise price of $4.00. The warrants are exercisable over 6 years from the record date. The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00) for ten (10) or more consecutive trading days. The fair value of the warrants of approximately $8,000,000 was reclassified from retained earnings to additional paid in capital to the extent of available retained earnings of $6,895,361 on the record date.

7. Commodity Derivatives

In January 2012, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at March 31, 2012:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars April 2012 – June 2012	200	18,200	$95.00	$106.50

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2012 and December 31, 2011:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$31,000	$—

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

We are exposed to credit losses in the event of non-performance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate non-performance by the counterparties over the term of the commodity derivatives positions. To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2012, we had no Level 1 measurements

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2012, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2012, we had no Level 3 measurements.

8. Subsequent Events

On April 19, 2012, the Company entered into a costless collar hedging 200 barrels of oil production per day from July 2012 through December 2012. The collar has a floor of $95.00 and a ceiling of $110.30 per barrel of oil.

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

Results of Operations

Comparison of three months ended March 31, 2012 to the three months ended March 31, 2011

	Quarter Ended March 31,
	2012	2011
Revenue:
Oil sales	$3,030,318	$1,559,198
Natural gas sales	199,186	138,347

Total oil and natural gas sales	$3,229,504	$1,697,545

Sales volumes:
Oil (Bbls)	31,804	16,470
Natural gas (Mcf)	40,031	24,871

Total (BOE)	38,476	20,615

Average sales prices
Oil ($/Bbl)	$95.28	$94.67
Natural gas ($/Mcf)	4.98	5.56

Total ($/BOE)	$83.94	$82.35

Costs and expenses ($/BOE)
Lease operating expense	$24.24	$27.68
Depletion and depreciation	14.98	11.79
Accretion of discount on asset retirement obligations	0.60	1.02
General and administrative	10.08	12.21

Total	$49.90	$52.70

Oil and natural gas sales revenues increased 90% or $1,531,959 to $3,229,504 for the three-month period ended March 31, 2012 from the comparable 2011 period. Higher sales volumes account for approximately $1,536,000 offset by approximately $4,000 related to pricing. Sales volumes increased 87% on a BOE basis, primarily due to production from the new well in New Mexico completed in December, 2011. Average oil sales prices increased 1% to $95.28 for the three-month period ended March 31, 2012 compared to $94.67 for the period ended March 31, 2011. Average natural gas sales prices decreased 10% to $4.98 for the three-month period ended March 31, 2011 compared to $5.56 for the period ended March 31, 2011. We anticipate volumes to decrease in the coming quarters due to wells down.

Lease operating expenses increased 63% or $361,914 to $932,602 for the three month period ended March 31, 2012 from the comparable 2011 period. This was primarily due to the costs associated with new field production in 2012 as compared to 2011 and a one-time charge to settle a severance tax claim for the period from 2006 through 2011 of approximately $251,000. Lifting costs per BOE decreased 12% or $3.44 to $24.24 for the period. We anticipate lease operating expenses to increase over the following quarters due to the additional remedial repairs and workover expenses.

Depletion and depreciation increased 137% or $333,500 to $576,500 for the three month period ended March 31, 2012 versus $243,000 in the 2011 comparable period. This was primarily due to the addition of the new East Lusk well and increased sales volumes during the current period.

General and administrative overhead cost increased 54% or $136,203 to $387,848 for the three-month period ended March 31, 2012 from the three-month period ended March 31, 2011. This was primarily attributable to 27,000 shares of common stock issued to the board of directors in lieu of cash compensation valued at $120,420 during the 2012 period. At this time, we anticipate general and administrative expenses to remain materially constant in the coming quarters.

Other expenses, net for the quarter ended March 31, 2012, increased $35,605 to $94,616 primarily due to an unrealized loss on commodity derivatives of $31,000. Other expenses, net for the quarter ended March 31, 2011 were $59,011.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,311,415 for the three-month period ended March 31, 2012, as compared to $696,407 in the comparable 2011 period. The increase in cash from operating activities was primarily due to increases in the sales volumes, net income, and depletion expense.

Cash flow used in investing activities was $483,254 for the three-month period ended March 31, 2012 and $54,836 in the comparable period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow used in financing activities was used to repurchase 17,000 shares of common stock for a total of $73,893 during the three-month period ended March 31, 2011. No treasury shares were acquired during the three month period ended March 31, 2012.

We may continue to raise financing through draws from our line of credit. We anticipate our operating cash flow, potential proceeds from outstanding warrants and other capital resources, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for 2012, prices for oil and natural gas could remain higher than the prior year.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At March 31, 2012, we had collars with a floor of $95.00 and a ceiling of $106.50 for 200 barrels of oil per day from January 1, 2012 to June 30, 2012. At March 31, 2011, there were no open positions. We have an unrealized loss of $31,000 on commodity derivative transactions during the three-month period ending March 31, 2012.

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

b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity during the period ended March 31, 2012

Item 3. Default Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
31	Certification
32	Certification Pursuant to U.S.C. Section 1350
101.INS XBRL	Instance Document
101.SCH XBRL	Schema Document
101.CAL XBRL	Calculation Linkbase Document
101.LAB XBRL	Label Linkbase Document
101.PRE XBRL	Presentation Linkbase Document
101.DEF XBRL	Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012	By:	/s/ Ray Reaves Ray
Reaves, President, Chief Executive
Officer, Treasurer and Chief Financial Officer