Form 10-Q
period 2012-06-30
FIELDPOINT PETROLEUM CORP
filed 2012-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly	Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 14, 2012, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,013,954.

PART I

Item 1. Condensed Consolidated Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,161	$2,037,593
Certificates of deposit	44,675	44,469
Accounts receivable:
Oil and natural gas sales	837,975	1,007,025
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	241,829	209,209
Commodity derivatives	413,000	—
Prepaid income taxes	353,772	332,134
Deferred income tax asset—current	58,000	58,000
Prepaid drilling expense	1,270,500	—
Prepaid expenses and other current assets	138,418	121,745

Total current assets	3,824,330	3,810,175

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	28,589,852	27,616,928
Other equipment	52,113	52,113
Less accumulated depletion and depreciation	(11,086,327)	(10,116,327)

Net property and equipment	17,555,638	17,552,714

Total assets	$21,379,968	$21,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$135,861	$2,506,145
Oil and gas revenues payable	317,240	259,129
Asset retirement obligation – current	25,000	25,000

Total current liabilities	478,101	2,790,274

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	2,215,000	1,467,000
ASSET RETIREMENT OBLIGATION	1,536,002	1,490,002

Total liabilities	10,969,103	12,487,276

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,922,335 and 8,910,175 shares issued, respectively and 7,995,335 and 7,983,175 outstanding, respectively	89,223	89,101
Additional paid-in capital	11,490,113	4,573,580
Retained earnings	798,421	6,179,824
Treasury stock, 927,000 shares, respectively, at cost	(1,966,892)	(1,966,892)

Total stockholders’ equity	10,410,865	8,875,613

Total liabilities and stockholders’ equity	$21,379,968	$21,362,889

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE:
Oil and natural gas sales	$2,112,073	$1,878,413	$5,341,577	$3,575,958
Well operational and pumping fees	17,066	17,066	34,132	34,132
Disposal fees	27,996	21,270	53,996	34,270

Total revenue	2,157,135	1,916,749	5,429,705	3,644,360

COSTS AND EXPENSES:
Production expense	853,560	649,139	1,786,162	1,219,827
Depletion and depreciation	393,500	248,000	970,000	491,000
Accretion of discount on asset retirement obligations	23,000	21,000	46,000	42,000
General and administrative	219,871	213,279	607,719	464,924

Total costs and expenses	1,489,931	1,131,418	3,409,881	2,217,751

OPERATING INCOME	667,204	785,331	2,019,824	1,426,609

OTHER INCOME (EXPENSE):
Interest income	860	1,181	1,890	2,019
Interest expense	(63,441)	(61,302)	(128,268)	(121,151)
Realized gain on commodity derivative	77,331	—	77,331	—
Unrealized gain (loss) on commodity derivatives	444,000	(68,000)	413,000	(68,000)
Loss on sale of oil and gas properties	—	(10,670)	—	(10,670)
Miscellaneous	—	(6,611)	181	(6,611)

Total other income (expense)	458,750	(145,402)	364,134	(204,413)

INCOME BEFORE INCOME TAXES	1,125,954	639,929	2,383,958	1,222,196

INCOME TAX EXPENSE – CURRENT	(72,500)	(130,000)	(122,000)	(217,000)
INCOME TAX EXPENSE – DEFERRED	(334,000)	(99,000)	(748,000)	(217,000)

TOTAL INCOME TAX PROVISION	(406,500)	(229,000)	(870,000)	(434,000)

NET INCOME	$719,454	$410,929	$1,513,958	$788,196

EARNINGS PER SHARE:
BASIC	$0.09	$0.05	$0.19	$0.10

DILUTED	$0.09	$0.05	$0.18	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	7,983,442	8,016,757	7,983,309	8,040,742

DILUTED	7,983,442	8,016,757	8,404,036	8,040,742

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,513,958	$788,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of oil and natural gas properties	—	10,670
Unrealized (gain) loss on commodity derivatives	(413,000)	68,000
Depletion and depreciation	970,000	491,000
Accretion of discount on asset retirement obligations	46,000	42,000
Deferred income tax expense	748,000	217,000
Changes in current assets and liabilities:
Accounts receivable	136,430	(2,098)
Prepaid expenses and other assets	(1,287,173)	(66,916)
Prepaid income taxes	(21,638)	—
Accounts payable and accrued expenses	(2,370,284)	195,083
Oil and gas revenues payable	58,111	13,143
Other	(206)	(2,024)

Net cash provided by (used in) operating activities	(619,802)	1,754,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(972,924)	(237,372)
Proceeds from the sale of oil and natural gas properties	—	68,330

Net cash used in investing activities	(972,924)	(169,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	21,294	—
Purchase of treasury shares	—	(323,373)

Net cash provided by (used in) financing activities	21,294	(323,373)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,571,432)	1,261,639

CASH AND CASH EQUIVALENTS, beginning of the period	2,037,593	984,770

CASH AND CASH EQUIVALENTS, end of the period	$466,161	$2,246,409

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$128,268	$121,151

Cash paid during the period for taxes	$2,500	$—

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

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The dilutive effect of the warrants for the three and six months ended June 30, 2012 is presented below. The warrant had no dilutive or potentially dilutive effect for the three months ended June 30, 2012. The potential dilutive effect of the warrants is 420,727 shares for the six months ended June 30, 2012. The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or six months ended June 30, 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$719,454	$410,929	$1,513,958	$788,196

Weighted average common stock outstanding	7,983,442	8,016,757	7,983,309	8,040,742

Weighted average dilutive effect of stock warrants	—	—	420,727	—

Dilutive weighted average shares	7,983,442	8,016,757	8,404,036	8,040,742

Earnings per share:
Basic	$0.09	$0.05	$0.19	$0.10

Diluted	$0.09	$0.05	$0.18	$0.10

3.	Income Taxes

For the three and six months ending June 30, 2012 and 2011, the tax provision is approximately 36% of book income before tax which approximates the statutory federal and state rates.

4.	Treasury Stock Repurchase Program

We repurchased a total of 63,000 and 80,000 common shares with an aggregate cost of $249,480 and $323,373 during the three and six months ended June 30, 2011. No stock was repurchased during the 2012 period.

5.	Related Party Transactions

The Company leases office space from its president. Rent expense for this month-to-month lease was $15,000 for each of the six month periods ended June 30, 2012 and 2011 and $7,500 for each of the three month periods ended June 30, 2012 and 2011.

6.	Prepaid Drilling Expense

Prepaid drilling expense includes the amount paid related to a non-operated well in New Mexico. Drilling commenced in July 2012.

7.	Long-Term Debt

Effective May 11, 2012, the borrowing base under our line of credit was increased from $9,250,000 to $11,000,000.

8.	Stockholders’ Equity

On March 29, 2012, our Board of Directors authorized the Company to issue 27,000 shares of common stock, with no vesting terms to management and the board of directors. The value of the stock at the date of the grant was $120,420, which was recorded in general and administrative expenses. Subsequently, the Company rescinded those grants due to the requirements of the NYSE MKT regulations. The Company intends to seek stockholder approval of those grants at the next annual meeting of shareholders and will reissue those shares upon obtaining such approval.

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

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of one common stock (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011. We will pay a sales commission equal to 7% of the gross sales price per share sold in addition to other cost to register the securities. Effective June 25, 2012, we sold through MLV 12,160 shares of common stock pursuant to this agreement for gross proceeds of $47,153. Expenses associated with the sale of shares was $25,859 which included commissions and costs of registering the securities.

9.	Sale of Property

We sold our Whistler property during the first quarter 2011 for approximately $68,000, which resulted in a loss on the sale of $10,670.

10.	Commodity Derivatives

In April 2012, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at June 30, 2012:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars July 2012 – December 2012	200	36,800	$95.00	$110.30

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2012 and December 31, 2011:

	Liability Derivatives
		Fair Value
	Balance Sheet	June 30,	December 31,
	Location	2012	2011
Derivatives not designated as hedging instruments

Commodity derivatives	Current Assets	$413,000	$—

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement	3 Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Derivatives not designated as hedging instruments

Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$444,000	$(68,000)	$413,000	$(68,000)
Realized gain on commodity derivatives		$77,331	$—	$77,331	$—

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

We are exposed to credit losses in the event of non-performance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate non-performance by the counterparties over the term of the commodity derivatives positions. To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2012, we had no Level 1 measurements

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2012, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2012, we had no Level 3 measurements.

11.	Subsequent Events

Subsequent to June 30, 2012 though the date of this filing, we sold through MLV in the ATM Offering an additional 7,850 shares of common stock for gross proceeds of $30,555 and net proceeds of $28,405.

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

Results of Operations

Comparison of three months ended June 30, 2012 to the three months ended June 30, 2011

	Quarter Ended June 30,
	2012	2011
Revenue:
Oil sales	$1,900,630	$1,725,479
Natural gas sales	211,443	152,934

Total oil and natural gas sales	$2,112,073	$1,878,413

Sales volumes:
Oil (Bbls)	21,294	17,540
Natural gas (Mcf)	46,163	30,348

Total (BOE)	28,988	22,598

Average sales prices:
Oil ($/Bbl)	$89.26	$98.37
Natural gas ($/Mcf)	4.58	5.04

Total ($/BOE)	$72.86	$83.12

Costs and expenses ($/BOE)
Lease operating expense	$29.45	$28.73
Depletion and depreciation	13.57	10.97
Accretion of discount on asset retirement obligations	0.79	0.93
General and administrative	7.58	9.44

Total	$51.40	$50.07

Oil and natural gas sales revenues increased 12% or $233,660 to $2,112,073 for the three-month period ended June 30, 2012 from the comparable 2011 period. Average oil sales prices decreased 9% to $89.26 for the three-month period ended June 30, 2012 compared to $98.37 for the period ended June 30, 2011. Average natural gas sales prices decreased 9% to $4.58 for the three-month period ended June 30, 2012 compared to $5.04 for the period ended June 30, 2011. Sales volumes increased 28% on a BOE basis, primarily due to production from the new well in New Mexico completed in December, 2011. The overall higher sales volumes account for approximately $531,000 of the increase in revenues but was offset by lower commodity prices of approximately $297,000. We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed unless downtime continues longer than expected.

Lease operating expenses increased 31% or $204,421 to $853,560 for the three month period ended June 30, 2012 from the comparable 2011 period. This was primarily due to increases in costs associated with new field production and in workover expense and remedial repairs in 2012 as compared to 2011. The increased volumes account for approximately $184,000 of increase in lease operating expenses. Lifting costs per BOE increased 3% or $0.72 to $29.45 for the period. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation increased 59% or $145,500 to $393,500 for the three month period ended June 30, 2012 versus $248,000 in the 2011 comparable period. This was primarily due to the addition of the new East Lusk well and higher production during the quarter ended June, 30, 2012 as compared to the same period in 2011.

General and administrative overhead cost increased 3% or $6,592 to $219,871 for the three-month period ended June 30, 2012 from the three-month period ended June 30, 2011. This was primarily attributable to an increase in legal, consulting and administration services during the 2012 period. At this time, the Company anticipates general and administrative expenses to increase in the coming quarters.

Other income, net for the quarter ended June 30, 2012, were $458,750 compared to other expense, net of $145,402 for quarter ended June 30, 2011. The net increase was primarily due to a $444,000 unrealized gain and a $77,331 realized gain on commodity derivatives during the 2012 period. We expect the unrealized gain to decrease in the coming quarters.

Results of Operations

Comparison of Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011
Revenues:
Oil sales	$4,930,948	$3,284,677
Natural gas sales	410,629	291,281

Total	$5,341,577	$3,575,958

Sales volumes:
Oil (Bbls)	53,098	34,010
Natural gas (Mcf)	86,194	55,219

Total (BOE)	67,464	43,213

Average sales prices
Oil ($/Bbl)	$92.87	$96.58
Natural gas ($/Mcf)	4.76	5.28

Total ($/BOE)	$79.18	$82.75

Costs and expenses ($/BOE)
Lease operating expense	$26.48	$28.23
Depletion and depreciation	14.38	11.36
Accretion of discount on asset retirement obligations	0.68	0.97
General and administrative	9.01	10.76

Total	$50.54	$51.32

Oil and natural gas sales revenues increased 49% or $1,765, 619 to $5,341,577 for the six month period ended June 30, 2012 from $3,575,958 for the comparable 2011 period. This was due primarily to the overall increase in production offset by a decline in oil and natural gas commodity pricing. Sales volumes increased 56% on a BOE basis primarily due to production from the new well in New Mexico completed in December, 2011. Average oil sales prices decreased 4% to $92.87 for the six month period ended June 30, 2012 compared to $96.58 for the six month period ended June 30, 2011. Average natural gas sales prices decreased 10% to $4.76 for the six month period ended June 30, 2012 compared to $5.28 for the six month period ended June 30, 2011. The higher sales volumes accounted for an increase of approximately $2,007,000 in revenue but were offset by approximately $241,000 as a result of lower commodity prices. We anticipate volumes to remain stable in the coming quarters as additional remedial work is completed unless downtime continues longer than expected.

Lease operating expenses increased 46% or $566,335 to $1,786,162 for the six month period ended June 30, 2012 from the comparable 2011 period. This was primarily due to the costs associated with new field production in 2012 as compared to 2011 and to the increase in additional repairs and workover expenses on properties in 2012. Additionally, we had a one-time charge to settle a severance tax claim for the period from 2006 through 2011 of approximately $251,000. Lifting cost per BOE decreased 6%, from $28.23 to $26.48 for the period. We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation expense increased 98% to $970,000, compared to $491,000 for the comparable 2011 period. This was primarily due to the addition of the new East Lusk well and increased sales volumes during the current period.

General and administrative overhead cost increased 31% or $142,795 to $607,719 for the six month period ended June 30, 2012 from the six month period ended June 30, 2011. This was attributable primarily to an increase in administrative services such as contract labor and administrative services. In the coming quarters we anticipate general and administrative expenses to increase.

Other income, net for the six months ended June 30, 2012, amounted to $364,134 compared to other expenses, net of $204,413 for the comparable 2011 period. The net increase was primarily due to a $413,000 unrealized gain and a $77,331 realized gain on commodity derivatives during the 2012 period. We expect the unrealized gain to decrease in the coming quarters.

Liquidity and Capital Resources

Cash flow used by operating activities was $619,802 for the six-month period ended June 30, 2012, as compared to $1,754,054 of cash flow provided by operating activities in the comparable 2011 period. The decrease in cash from operating activities was primarily due to changes in prepaid expenses related to prepaid drilling costs and changes to accounts payable.

Cash flow used in investing activities was $972,924 for the six-month period ended June 30, 2012 and $169,042 used in the comparable period due to the additions to oil and natural gas properties in each period.

Cash flow provided by financing activities was $21,294, net after expenses of approximately $22,473, from the sale of 12,160 shares of stock during the six months ended June 30, 2012. Cash flow used in financing activities was used to repurchase 80,000 shares of common stock for a total of $323,373 during the six-month period ended June 30, 2011.

We may continue to raise financing through draws from our line of credit. Effective May 11, 2012, the borrowing base under our line of credit was increased from $9,250,000 to $11,000,000. We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for the remainder of 2012, prices for oil and natural gas could be higher than the prior year.

Through August 6, 2012, we have sold an aggregate of 19,460 shares of common stock in the ATM Offering, realizing net proceeds of $70,135. An additional 880,540 shares of common stock have been registered for sale in the ATM Offering, which may continue until May 16, 2014 unless terminated sooner as provided for in the Sales Agreement with MLV. As there is no commitment for future sales of additional shares, we cannot predict how much, if any, additional proceeds may be realized in the ATM Offering.

PART I

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At June 30, 2012, we had collars with a floor of $95.00 and a ceiling of $110.30 for 200 barrels of oil per day from July 1, 2012 to December 31, 2012. We had unrealized gains of $444,000 and $413,000 on commodity derivative transactions during the three-month and six-month periods ending June 30, 2012, respectively.

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

b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information required by Item 701(f) of Regulation S-K with respect to the sale of securities registered for sale under the Securities Act of 1933, as amended (“Securities Act”):

1. The Company’s universal shelf Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the SEC on December 9, 2011. On May 16, 2012, the Company filed its Prospectus Supplement in accordance with Rule 424(b)(5) under the Securities Act covering the sale of up to 900,000 shares of common stock through MLV in the ATM Offering.

2. The ATM Offering commenced on May 16, 2012.

3. The ATM Offering is continuing until May 16, 2014, unless sooner terminated pursuant to the terms of the Sales Agreement between the Company and MLV & Co., LLC (“MLV”).

4. The Sales Agent in the ATM Offering is MLV.

5. The Registration Statement registers for sale in the ATM Offering up to 900,000 shares of common stock.

6. Expenses incurred through June 30, 2012 in connection with the ATM Offering have been:

a.	Expenses paid to affiliates of the Company: none.

b.	Expenses paid to others:

Sales Agent commissions:	$ 3,302
Other expenses:	$22,557

7. Net ATM Offering proceeds through June 30, 2012: $21,294

8. Use of net ATM Offering proceeds: working capital. Such use consisted exclusively of payments to persons other than affiliates of the Company.

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

Date: August 14, 2012	By:	/s/ Ray Reaves
Ray Reaves, President, Chief Executive
Officer, Treasurer and Chief Financial Officer