Form 10-Q
period 2012-09-30
FIELDPOINT PETROLEUM CORP
filed 2012-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 14, 2012, the number of shares outstanding of the Registrant’s $.01 par value common stock was 8,043,936.

PART I

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,330,457	$2,037,593
Certificates of deposit	44,675	44,469
Accounts receivable:
Oil and natural gas sales	1,336,033	1,007,025
Joint interest billings, less allowance for doubtful accounts of $99,192, each period	275,135	209,209
Commodity derivatives	99,000	—
Prepaid income taxes	349,709	332,134
Deferred income tax asset—current	72,000	58,000
Prepaid expenses and other current assets	52,349	121,745

Total current assets	3,559,358	3,810,175

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	31,305,081	27,616,928
Other equipment	52,113	52,113
Less accumulated depletion and depreciation	(11,593,827)	(10,116,327)

Net property and equipment	19,763,367	17,552,714

Total assets	$23,322,725	$21,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,405,901	$2,506,145
Oil and gas revenues payable	275,257	259,129
Asset retirement obligation – current	—	25,000

Total current liabilities	1,681,158	2,790,274

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	2,411,000	1,467,000
ASSET RETIREMENT OBLIGATION	1,605,002	1,490,002

Total liabilities	12,437,160	12,487,276

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,970,936 and 8,910,175 shares issued, respectively and 8,043,936 and 7,983,175 outstanding, respectively	89,709	89,101
Additional paid-in capital	11,661,922	4,573,580
Retained earnings	1,100,826	6,179,824
Treasury stock, 927,000 shares, respectively, at cost	(1,966,892)	(1,966,892)

Total stockholders’ equity	10,885,565	8,875,613

Total liabilities and stockholders’ equity	$23,322,725	$21,362,889

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE:
Oil and natural gas sales	$2,266,920	$1,707,210	$7,608,497	$5,283,169
Well operational and pumping fees	17,066	17,067	51,198	51,199
Disposal fees	20,000	12,000	73,996	46,269

Total revenue	2,303,986	1,736,277	7,733,691	5,380,637

COSTS AND EXPENSES:
Production expense	659,227	684,391	2,445,389	1,904,218
Depletion and depreciation	507,500	302,500	1,477,500	793,500
Accretion of discount on asset retirement obligations	22,000	21,000	68,000	63,000
General and administrative	298,830	209,556	906,549	674,480

Total costs and expenses	1,487,557	1,217,447	4,897,438	3,435,198

OPERATING INCOME	816,429	518,830	2,836,253	1,945,439

OTHER INCOME (EXPENSE):
Interest income	221	1,503	2,111	3,522
Interest expense	(67,926)	(58,528)	(196,194)	(179,679)
Realized gain on commodity derivative	51,681	—	129,012	—
Unrealized gain (loss) on commodity derivatives	(314,000)	232,000	99,000	164,000
Loss on sale of oil and gas properties	—	(69,771)	—	(80,441)
Miscellaneous	—	—	181	(6,611)

Total other income (expense)	(330,024)	105,204	34,110	(99,209)

INCOME BEFORE INCOME TAXES	486,405	624,034	2,870,363	1,846,230

INCOME TAX EXPENSE – CURRENT	(2,000)	194,000	(124,000)	(23,000)
INCOME TAX EXPENSE – DEFERRED	(182,000)	(433,000)	(930,000)	(650,000)

TOTAL INCOME TAX PROVISION	(184,000)	(239,000)	(1,054,000)	(673,000)

NET INCOME	$302,405	$385,034	$1,816,363	$1,173,230

EARNINGS PER SHARE:
BASIC	$0.04	$0.05	$0.23	$0.15

DILUTED	$0.04	$0.05	$0.21	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,016,758	7,997,175	7,994,541	8,026,060

DILUTED	8,575,094	7,997,175	8,484,429	8,026,060

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,816,363	$1,173,230
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of oil and natural gas properties	—	80,441
Unrealized (gain) on commodity derivatives	(99,000)	(164,000)
Depletion and depreciation	1,477,500	793,500
Accretion of discount on asset retirement obligations	68,000	63,000
Deferred income tax expense	930,000	650,000
Changes in current assets and liabilities:
Accounts receivable	(394,934)	49,547
Prepaid expenses and other assets	69,396	(117,550)
Prepaid income taxes	(17,575)	—
Accounts payable and accrued expenses	(1,100,244)	(125,459)
Oil and gas revenues payable	16,128	42,145
Other	(206)	(36)

Net cash provided by operating activities	2,765,428	2,444,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(3,666,153)	(462,491)
Proceeds from the sale of oil and natural gas properties	—	68,330
Acquisition of transportation equipment	—	(27,485)

Net cash used in investing activities	(3,666,153)	(421,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	193,589	—
Purchase of treasury shares	—	(323,373)

Net cash provided by (used in) financing activities	193,589	(323,373)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(707,136)	1,699,799
CASH AND CASH EQUIVALENTS, beginning of the period	2,037,593	984,770

CASH AND CASH EQUIVALENTS, end of the period	$1,330,457	$2,684,569

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$196,194	$58,528

Cash paid during the period for taxes	$5,410	$—

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filing for the year ended December 31, 2011.

2.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The dilutive effect of the warrants for the three and nine months ended September 30, 2012 is presented below. The potential dilutive effect of the warrants was 7,983,175 shares as of September 30, 2012. The Company had no dilutive or potentially dilutive common stock equivalents outstanding during the three or nine months ended September 30, 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$302,405	$385,034	$1,816,363	$1,173,230

Weighted average common stock outstanding	8,016,758	7,997,175	7,994,541	8,026,060
Weighted average dilutive effect of stock warrants	558,336	—	489,888	—

Dilutive weighted average shares	8,575,094	7,997,175	8,484,429	8,026,060

Earnings per share:
Basic	$0.04	$0.05	$0.23	$0.15

Diluted	$0.04	$0.05	$0.21	$0.15

3.	Treasury Stock Repurchase Program

We repurchased a total of 80,000 common shares with an aggregate cost of $323,373 during the nine months ended September 30, 2011. No stock was repurchased during the 2012 period.

4.	Related Party Transactions

The Company leases office space from its president. Rent expense for this month-to-month lease was $22,500 for each of the nine month periods ended September 30, 2012 and 2011 and $7,500 for each of the three month periods ended September 30, 2012 and 2011.

5.	Long-Term Debt

Effective May 11, 2012, the borrowing base under our line of credit was increased from $9,250,000 to $11,000,000.

6.	Stockholders’ Equity

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

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of common stock (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011. We will pay a sales commission equal to 7% of the gross sales price per share sold in addition to other cost to register the securities. Effective June 25, 2012 to September 30, 2012, we sold through MLV 60,761 shares of common stock pursuant to this agreement for gross proceeds of $257,358. Expenses associated with the sale of common shares were $63,769 which includes commissions and costs of registering the securities.

7.	Commodity Derivatives

In April 2012, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at September 30, 2012:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars October 2012 – December 2012	200	18,400	$95.00	$110.30

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2012 and December 31, 2011:

	Liability Derivatives
		Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Current Assets	$99,000	$—

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement Location	3 Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$(314,000)	$232,000	$99,000	$164,000
Realized gain on commodity derivatives		$51,681	$—	$129,012	$—

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2012, we had no Level 1 measurements

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2012, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2012, we had no Level 3 measurements.

8.	Subsequent Events

Subsequent to September 30, 2012 through the date of this filing, we sold interest in the South Vacuum Field for net proceeds of $204,000 and we will record a $204,000 gain on the sale in the fourth quarter as the property was fully impaired previously.

On October 19, 2012, shareholders approved the Company to issue 10,000 shares of common stock, with no vesting terms to non-management members of the board of directors. The value of the stock at the date of the grant was $43,700, which will be recorded in general and administrative expenses in the fourth quarter of 2012.

PART I

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of three months ended September 30, 2012 to the three months ended September 30, 2011

	Quarter Ended September 30,
	2012	2011
Revenue:
Oil sales	$2,131,526	$1,486,546
Natural gas sales	135,394	220,664

Total oil and natural gas sales	$2,266,920	$1,707,210

Sales volumes:
Oil (Bbls)	24,214	17,203
Natural gas (Mcf)	40,565	50,300

Total (BOE)	30,975	25,586

Average sales prices:
Oil ($/Bbl)	$88.03	$86.41
Natural gas ($/Mcf)	3.34	4.39

Total ($/BOE)	$73.19	$66.72

Costs and expenses ($/BOE)
Lease operating expense	$21.28	$26.75
Depletion and depreciation	16.38	11.82
Accretion of discount on asset retirement obligations	0.71	0.82
General and administrative	9.65	8.19

Total	$48.02	$47.58

Oil and natural gas sales revenues increased 33% or $559,710 to $2,266,920 for the three-month period ended September 30, 2012 from the comparable 2011 period. Average oil sales prices increased 2% to $88.03 for the three-month period ended September 30, 2012 compared to $86.41 for the period ended September 30, 2011. Average natural gas sales prices decreased 24% to $3.34 for the three-month period ended September 30, 2012 compared to $4.39 for the period ended September 30, 2011. Sales volumes increased 21% on a BOE basis, primarily due to production from the two new wells in New Mexico completed in December, 2011 and September 2012. The higher sales volumes accounted for an increase in revenue of approximately $563,000 which was offset by approximately $3,000 due to lower commodity prices. We anticipate volumes to increase in the coming quarters primarily due to production from the new well in New Mexico completed in September 2012.

Lease operating expenses decreased 4% or $25,164 to $659,227 for the three month period ended September 30, 2012 from the comparable 2011 period. This was primarily due to decreases in costs associated with remedial repairs in 2012 as compared to 2011 offset by costs associated with new field production. Lifting costs per BOE decreased 20% or $5.47 to $21.28 for the period primarily due to higher production. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses and production costs related to the new well completed in September 2012 in New Mexico.

Depletion and depreciation increased 68% or $205,000 to $507,500 for the three month period ended September 30, 2012 versus $302,500 in the 2011 comparable period. This was primarily due to the addition of the East Lusk wells #1 and #2 completed in December 2011 and September 2012, respectively and higher production during the quarter ended September 30, 2012 as compared to the same period in 2011.

General and administrative overhead cost increased 43% or $89,274 to $298,830 for the three-month period ended September 30, 2012 from the three-month period ended September 30, 2011. This was primarily attributable to an increase in legal, consulting and administration services during the 2012 period. At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expense, net for the quarter ended September 30, 2012, were $330,024 compared to other income, net of $105,204 for quarter ended September 30, 2011. The net increase was primarily due to a $314,000 unrealized loss and a $51,681 realized gain on commodity derivatives during the 2012 period. We expect the unrealized loss to decrease in the coming quarters.

Results of Operations

Comparison of Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011
Revenues:
Oil sales	$7,062,474	$4,771,225
Natural gas sales	546,023	511,944

Total	$7,608,497	$5,283,169

Sales volumes:
Oil (Bbls)	77,312	51,213
Natural gas (Mcf)	126,759	105,519

Total (BOE)	98,439	68,800

Average sales prices
Oil ($/Bbl)	$91.35	$93.16
Natural gas ($/Mcf)	4.31	4.85

Total ($/BOE)	$77.29	$76.79

Costs and expenses ($/BOE)
Lease operating expense	$24.84	$27.68
Depletion and depreciation	15.01	11.53
Accretion of discount on asset retirement obligations	0.69	0.92
General and administrative	9.21	9.80

Total	$49.75	$49.93

Oil and natural gas sales revenues increased 44% or $2,325,328 to $7,608,497 for the nine month period ended September 30, 2012 from $5,283,169 for the comparable 2011 period. This was due primarily to the overall increase in production. Sales volumes increased 43% on a BOE basis primarily due to production from the two new wells in New Mexico completed in December 2011 and September 2012. Average oil sales prices decreased 2% to $91.35 for the nine month period ended September 30, 2012 compared to $93.16 for the nine month period ended September 30, 2011. Average natural gas sales prices decreased 11% to $4.31 for the nine month period ended September 30, 2012 compared to $4.85 for the nine month period ended September 30, 2011. The higher sales volumes accounted for an increase in revenue of approximately $2,534,000 which was offset by approximately $209,000 due to lower commodity prices. We anticipate volumes to increase in the coming quarters primarily due to production from the new well in New Mexico completed in September 2012.

Lease operating expenses increased 28% or $541,171 to $2,445,389 for the nine month period ended September 30, 2012 from the comparable 2011 period. This was primarily due to the costs associated with new field production in 2012 as compared to 2011 and to the increase in additional repairs and workover expenses on properties in 2012. Additionally, we had a one-time charge to settle a severance tax claim for the period from 2006 through 2011 of approximately $251,000. Lifting cost per BOE decreased 10%, from $27.68 to $24.84 for the period primarily due to higher production. We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses and expenses associated with the new East Lusk #2 well completed in September 2012.

Depletion and depreciation expense increased 86% to $1,477,500, compared to $793,500 for the comparable 2011 period. This was primarily due to the addition of the new East Lusk wells and increased sales volumes during the current period.

General and administrative overhead cost increased 34% or $232,069 to $906,549 for the nine month period ended September 30, 2012 from the nine month period ended September 30, 2011. This was attributable primarily to an increase in salaries, bonuses, administrative services such as contract labor and professional services. In the coming quarters we anticipate general and administrative expenses to remain stable or increase slightly.

Other income, net for the nine months ended September 30, 2012, amounted to $34,110 compared to other expenses, net of $99,209 for the comparable 2011 period. The net increase was primarily due to a $129,012 realized gain on commodity derivatives during the 2012 period. We expect the unrealized gain to decrease and realized gain to increase in the coming quarter.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,765,428 for the nine month period ended September 30, 2012, as compared to $2,444,818 of cash flow provided by operating activities in the comparable 2011 period. The increase in cash flows from operating activities was primarily due to changes in net income, and increased depletion expense offset by a decrease in accounts payable.

Cash flow used in investing activities was $3,666,153 for the nine month period ended September 30, 2012 which included approximately $2,489,000 for drilling the Lusk #2 well completed in September 2012. Cash flow used in investing activities was $421,646 for additions to oil and natural gas properties during the nine month period ended September 30, 2011.

Cash flow provided by financing activities was $193,589, net after expenses of approximately $63,769, from the sale of 60,761 shares of stock during the nine months ended September 30, 2012. Cash flow used in financing activities was used to repurchase 80,000 shares of common stock for a total of $323,373 during the nine month period ended September 30, 2011.

We may continue to raise financing through draws from our line of credit. Effective May 11, 2012, the borrowing base under our line of credit was increased from $9,250,000 to $11,000,000. We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term. Based on industry outlook for the remainder of 2012, prices for oil could be higher than the prior year but may be lower for natural gas.

Through September 30, 2012, we have sold an aggregate of 60,761 shares of common stock in the ATM Offering, realizing net proceeds of $193,589. An additional 839,239 shares of common stock have been registered for sale in the ATM Offering, which may continue until May 16, 2014 unless terminated sooner as provided for in the Sales Agreement with MLV. As there is no commitment for future sales of additional shares, we cannot predict how much, if any, additional proceeds may be realized in the ATM Offering.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At September 30, 2012, we had collars with a floor of $95.00 and a ceiling of $110.30 for 200 barrels of oil per day from October 1, 2012 to December 31, 2012. We had unrealized loss of $314,000 and unrealized gain of $99,000 on commodity derivative transactions during the three month and nine month periods ending September 30, 2012, respectively.

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

b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4. The Sales Agent in the ATM Offering is MLV.

5. The Registration Statement registers for sale in the ATM Offering up to 900,000 shares of common stock.

6. Expenses incurred through September 30, 2012 in connection with the ATM Offering have been:

a.	Expenses paid to affiliates of the Company: none.

b.	Expenses paid to others:

Sales Agent commissions:	$18,179
Other expenses:	$45,590

$63,769

7. Net ATM Offering proceeds through September 30, 2012: $193,589

8. Use of net ATM Offering proceeds: working capital. Such use consisted exclusively of payments to persons other than affiliates of the Company.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: November 14, 2012	By:	/s/ Ray Reaves
Ray Reaves, President, Principal Executive Officer, Treasurer and Principal Financial Officer