Form 10-Q
period 2013-03-31
FIELDPOINT PETROLEUM CORP
filed 2013-05-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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

As of May 14, 2013, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,071,336.

PART I
Item 1.   Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,251,372	$1,408,075
Certificates of deposit	44,702	44,702
Accounts receivable:
Oil and natural gas sales	1,221,215	1,193,495
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	256,881	229,406
Income taxes receivable	54,815	196,555
Deferred income tax asset—current	63,000	171,000
Prepaid expenses and other current assets	72,835	42,349
Total current assets	3,964,820	3,285,582

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	32,438,983	32,210,252
Other equipment	52,113	52,113
Less accumulated depletion and depreciation	(12,936,017)	(12,412,517)
Net property and equipment	19,555,079	19,849,848

Total assets	$23,519,899	$23,135,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$508,961	$889,796
Oil and gas revenues payable	304,429	286,234
Total current liabilities	813,390	1,176,030

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	2,538,000	2,442,000
ASSET RETIREMENT OBLIGATION	1,619,935	1,595,935
Total liabilities	11,711,325	11,953,965

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,991,836 and 8,970,936 shares issued, respectively and 8,064,836 and 8,043,936 outstanding, respectively	89,918	89,709
Additional paid-in capital	11,745,313	11,661,922
Retained earnings	1,940,235	1,396,726
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	11,808,574	11,181,465
Total liabilities and stockholders’ equity	$23,519,899	$23,135,430

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
REVENUE:
Oil and natural gas sales	$2,401,082	$3,229,504
Well operational and pumping fees	17,066	17,066
Disposal fees	70,000	26,000
Total revenue	2,488,148	3,272,570

COSTS AND EXPENSES:
Production expense	790,729	932,602
Depletion and depreciation	523,500	576,500
Accretion of discount on asset retirement obligations	24,000	23,000
General and administrative	243,996	387,848
Total costs and expenses	1,582,225	1,919,950

OPERATING INCOME	905,923	1,352,620

OTHER INCOME (EXPENSE):
Interest income	564	1,030
Interest expense	(59,978)	(64,827)
Unrealized loss on commodity derivatives	-	(31,000)
Miscellaneous	-	181
Total other income (expense)	(59,414)	(94,616)

INCOME BEFORE INCOME TAXES	846,509	1,258,004

INCOME TAX EXPENSE – CURRENT	(99,000)	(49,500)
INCOME TAX EXPENSE – DEFERRED	(204,000)	(414,000)
TOTAL INCOME TAX PROVISION	(303,000)	(463,500)

NET INCOME	$543,509	$794,504

EARNINGS PER SHARE:
BASIC	$0.07	$0.10
DILUTED	$0.07	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,049,732	7,983,768
DILUTED	8,049,732	8,138,359

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$543,509	$794,504
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on commodity derivatives	-	31,000
Depletion and depreciation	523,500	576,500
Accretion of discount on asset retirement obligations	24,000	23,000
Deferred income tax expense	204,000	414,000
Common shares issued in lieu of compensation	-	120,420
Changes in current assets and liabilities:
Accounts receivable	(55,195)	(405,949)
Prepaid income taxes	141,740	-
Prepaid expenses and other assets	(30,486)	(38,996)
Accounts payable and accrued expenses	(505,376)	(182,057)
Oil and gas revenues payable	18,195	(20,969)
Other	-	(38)
Net cash provided by operating activities	863,887	1,311,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(104,190)	(483,254)
Net cash used in investing activities	(104,190)	(483,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	83,600	-
Net cash provided by financing activities	83,600	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	843,297	828,161

CASH AND CASH EQUIVALENTS, beginning of the period	1,408,075	2,037,593

CASH AND CASH EQUIVALENTS, end of the period	$2,251,372	$2,865,754

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$59,978	$64,827
Cash paid during the period for taxes	$29,032	$-
Capital items in accounts payable	$124,541	$-

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2012.

2.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  There were no dilutive warrants for the three months ended March 31, 2013 as the exercise price of the warrants was equal to the average common stock price for the period. The dilutive effect of the warrants for the three months ended March 31, 2013 and 2012 is presented below.

	For the Three Months Ended March 31,
	2013	2012

Net income	$543,509	$794,504

Weighted average common stock outstanding	8,049,732	7,983,768
Weighted average dilutive effect of stock warrants	-	154,591
Dilutive weighted average shares	8,049,732	8,138,359

Earnings per share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Related Party Transactions

The Company leases office space from its president.  Rent expense for this month-to-month lease was $7,500 for each of the three months ended March 31, 2013 and 2012.

4.	Long-Term Debt

Effective January 17, 2013, the borrowing base under our line of credit was redetermined to remain at $11,000,000.

5.	Stockholders’ Equity

The Company issued a stock warrant dividend of one warrant per one common share outstanding as of the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  A total of 20,900 warrants to purchase an equal number of common shares for proceeds of $83,600 were exercised during the three months ending March 31, 2013. The following table summarizes the warrants outstanding at December 31, 2012 and March 31, 2013:

Warrants outstanding, December 31,2012	7,983,175
Warrants exercised	(20,900)
Warrants outstanding, March 31, 2013	7,962,275

6.	Commodity Derivatives

The Company had no commodity derivative positions outstanding at March 31, 2013 or December 31, 2012. In January 2012, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at March 31, 2012:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars April 2012 – June 2012	200	18,200	$95.00	$106.50

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	3 Months Ended March 31,
	Location	2013	2012
Derivatives not designated as hedging instruments

Unrealized loss on commodity derivatives	Other Income (Expense)	$-	$(31,000)

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7.	Subsequent Events

After March 31, 2013, the Company issued 5,000 shares of the Company’s $.01 par value Common Stock as compensation for the services of an investor relations advisory consultant to be rendered through June 30, 2013.

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

Results of Operations

Comparison of three months ended March 31, 2013 to the three months ended March 31, 2012

	Quarter Ended March 31,
	2013	2012
Revenue:
Oil sales	$2,208,733	$3,030,318
Natural gas sales	192,349	199,186
Total oil and natural gas sales	$2,401,082	$3,229,504

Sales volumes:
Oil (Bbls)	24,631	31,804
Natural gas (Mcf)	41,185	40,031
Total (BOE)	31,495	38,476

Average sales prices:
Oil ($/Bbl)	$89.67	$95.28
Natural gas ($/Mcf)	4.67	4.98
Total ($/BOE)	$76.24	$83.94

Costs and expenses ($/BOE)
Lease operating expense	$25.11	$24.24
Depletion and depreciation	16.62	14.98
Accretion of discount on asset retirement obligations	0.76	0.60
General and administrative	7.75	10.08
Total	$50.24	$49.90

Oil and natural gas sales revenues decreased 26% or $828,422 to $2,401,082 for the three-month period ended March 31, 2013 from the comparable 2012 period.  Average oil sales prices decreased 6% to $89.67 for the three-month period ended March 31, 2013 compared to $95.28 for the period ended March 31, 2012.  Average natural gas sales prices decreased 6% to $4.67 for the three-month period ended March 31, 2013 compared to $4.98 for the period ended March 31, 2012.  Sales volumes decreased 18% on a BOE basis, primarily due to natural declines in production.  The lower sales volumes accounted for a decrease in revenue of approximately $677,000 while lower commodity prices accounted for a decrease in revenue of approximately $151,000.  We anticipate volumes to increase in the coming quarters primarily due to additional drilling in New Mexico in the second half of 2013.

Lease operating expenses decreased 15% or $141,873 to $790,729 for the three month period ended March 31, 2013 from the comparable 2012 period.  This was primarily due to decreases in costs associated with remedial repairs in 2013 as compared to 2012 offset by costs associated with new field production.  Lifting costs per BOE increased 4% or $0.87 to $25.11 for the period primarily due to higher cost associated with field maintenance. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation decreased 9% or $53,000 to $523,500 for the three month period ended March 31, 2013 versus $576,500 in the 2012 comparable period.  This was primarily due to lower production during the quarter ended March 31, 2013 as compared to the same period in 2012.

General and administrative overhead cost decreased 37% or $143,852 to $243,996 for the three-month period ended March 31, 2013 from the three-month period ended March 31, 2012.  This was primarily attributable to a decrease in compensation expense during the 2013 period.  At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expense, net for the quarter ended March 31, 2013, were $59,414 compared to other expense, net of $94,616 for quarter ended March 31, 2012.  The net decrease was primarily due to a $31,000 unrealized loss on commodity derivatives during the 2012 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $863,887 for the three month period ended March 31, 2013, as compared to $1,311,415 of cash flow provided by operating activities in the comparable 2012 period.  The decrease in cash flows from operating activities was primarily due to a decrease in net income and deferred taxes and changes in accounts receivable and accounts payable.

Cash flow used in investing activities was $104,190 for the three month period ended March 31, 2013 and $483,254 in the comparable 2012 period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow provided by financing activities was $83,600 from the exercise of 20,900 shares of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

We may continue to raise financing through draws from our line of credit which has a borrowing base of $11,000,000.  We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term.  Based on industry outlook for the remainder of 2013, prices for oil and gas may be lower than the comparable period in 2012.

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of one common stock (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011. Through March 31, 2013, we have sold an aggregate of 60,761 shares of common stock in the ATM Offering, realizing net proceeds of $193,589 during 2012.  An additional 839,239 shares of common stock have been registered for sale in the ATM Offering, which may continue until May 16, 2014 unless terminated sooner as provided for in the Sales Agreement with MLV.  As there is no commitment for future sales of additional shares, we cannot predict how much, if any, additional proceeds may be realized in the ATM Offering.

PART I
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At March 31, 2012, we had collars with a floor of $95.00 and a ceiling of $106.50 for 200 barrels of oil per day from January 1, 2012 to June 30, 2012.  We had unrealized losses of $31,000 on commodity derivative transactions during the three month period ending March 31, 2012. We had no commodity derivative positions outstanding at March 31, 2013.

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

b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6.         Cumulative expenses incurred through March 31, 2013 in connection with the ATM Offering have been:

a.         Expenses paid to affiliates of the Company:   none.

b.         Expenses paid to others:

Sales Agent commissions:	$18,179
Other expenses:	$45,590
$63,769

7.           Net ATM Offering cumulative proceeds through March 31, 2013:    $193,589

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

Date: May 14, 2013	By:	/s/ Ray Reaves
Ray Reaves, President, Principal Executive Officer, Treasurer and Principal Financial Officer