Form 10-Q
period 2013-06-30
FIELDPOINT PETROLEUM CORP
filed 2013-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013

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

As of August 14, 2013, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,066,336.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,081,843	$1,408,075
Certificates of deposit	44,702	44,702
Accounts receivable:
Oil and natural gas sales	1,255,209	1,193,495
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	257,753	229,406
Income taxes receivable	62,229	196,555
Deferred income tax asset—current	70,000	171,000
Prepaid expenses and other current assets	59,560	42,349
Total current assets	4,831,296	3,285,582

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,516,075	32,210,252
Other equipment	52,113	52,113
Less accumulated depletion and depreciation	(13,426,517)	(12,412,517)
Net property and equipment	20,141,671	19,849,848

Total assets	$24,972,967	$23,135,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,316,200	$889,796
Oil and gas revenues payable	315,721	286,234
Total current liabilities	1,631,921	1,176,030

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	2,766,000	2,442,000
ASSET RETIREMENT OBLIGATION	1,643,935	1,595,935
Total liabilities	12,781,856	11,953,965

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
8,993,336 and 8,970,936 shares issued, respectively and 8,066,336 and 8,043,936 outstanding, respectively	89,933	89,709
Additional paid-in capital	11,751,298	11,661,922
Retained earnings	2,316,772	1,396,726
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	12,191,111	11,181,465
Total liabilities and stockholders’ equity	$24,972,967	$23,135,430

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE:
Oil and natural gas sales	$2,166,331	$2,112,073	$4,567,413	$5,341,577
Well operational and pumping fees	11,378	17,066	28,444	34,132
Disposal fees	119,974	27,996	189,974	53,996
Total revenue	2,297,683	2,157,135	4,785,831	5,429,705

COSTS AND EXPENSES:
Production expense	680,240	853,560	1,470,969	1,786,162
Depletion and depreciation	490,500	393,500	1,014,000	970,000
Exploration expense	164,204	-	164,204	-
Accretion of discount on asset retirement obligations	24,000	23,000	48,000	46,000
General and administrative	278,059	219,871	522,055	607,719
Total costs and expenses	1,637,003	1,489,931	3,219,228	3,409,881

OPERATING INCOME	660,680	667,204	1,566,603	2,019,824

OTHER INCOME (EXPENSE):
Interest income	799	860	1,363	1,890
Interest expense	(61,052)	(63,441)	(121,030)	(128,268)
Realized gain on commodity derivative	-	77,331	-	77,331
Unrealized gain on commodity derivatives	-	444,000	-	413,000
Miscellaneous	(890)	-	(890)	181
Total other income (expense)	(61,143)	458,750	(120,557)	364,134

INCOME BEFORE INCOME TAXES	599,537	1,125,954	1,446,046	2,383,958

INCOME TAX EXPENSE – CURRENT	(2,000)	(72,500)	(101,000)	(122,000)
INCOME TAX EXPENSE – DEFERRED	(221,000)	(334,000)	(425,000)	(748,000)
TOTAL INCOME TAX PROVISION	(223,000)	(406,500)	(526,000)	(870,000)

NET INCOME	$376,537	$719,454	$920,046	$1,513,958

EARNINGS PER SHARE:
BASIC	$0.05	$0.09	$0.11	$0.19
DILUTED	$0.05	$0.09	$0.11	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,066,039	7,983,442	8,057,931	7,983,309
DILUTED	8,066,039	7,983,442	8,057,931	8,404,036

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$920,046	$1,513,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized gain on commodity derivatives	-	(413,000)
Depletion and depreciation	1,014,000	970,000
Exploration expense	164,204	-
Accretion of discount on asset retirement obligations	48,000	46,000
Deferred income tax expense	425,000	748,000
Changes in current assets and liabilities:
Accounts receivable	(90,061)	136,430
Income taxes receivable	134,326	(21,638)
Prepaid expenses and other assets	(17,211)	(1,287,173)
Accounts payable and accrued expenses	(513,596)	(2,370,284)
Oil and gas revenues payable	29,487	58,111
Other	-	(206)
Net cash provided by (used in) operating activities	2,114,195	(619,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(530,027)	(972,924)
Net cash used in investing activities	(530,027)	(972,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued from the exercise of warrants	89,600	21,294
Net cash provided by financing activities	89,600	21,294

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,673,768	(1,571,432)

CASH AND CASH EQUIVALENTS, beginning of the period	1,408,075	2,037,593

CASH AND CASH EQUIVALENTS, end of the period	$3,081,843	$466,161

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$121,030	$128,268
Cash paid during the period for taxes	$29,032	$2,500
Capital items in accounts payable	$940,000	$-
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

2.	Oil and Natural Gas Properties

The Company began drilling the East Lusk 15 Federal #3 in the second quarter 2013 and has accrued $940,000 of drilling costs incurred through June 30, 2013.

The Irby #1 on the Riverdale Prospect in Goliad County, Texas, was drilled to a total depth of 8,904 feet and deemed to be non-economic after analysing the electric logs. The decision was made to plug and abandon the well and no other exploratory wells are planned for this prospect.

3.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  There were no dilutive warrants for the three and six months ended June 30, 2013 as the exercise price of the warrants was equal to or higher than the average common stock price for the period. The dilutive effect of the warrants for the three and six months ended June 30, 2013 and 2012 is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$376,537	$719,454	$920,046	$1,513,958

Weighted average common stock outstanding	8,066,039	7,983,442	8,057,931	7,983,309
Weighted average dilutive effect of stock warrants	-	-	-	420,727
Dilutive weighted average shares	8,066,039	7,983,442	8,057,931	8,404,036

Earnings per share:
Basic	$0.05	$0.09	$0.11	$0.19
Diluted	$0.05	$0.09	$0.11	$0.18

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Related Party Transactions

The Company leases office space from the estate of its former president.  Rent expense for this month-to-month lease was $15,000 for each of the six month periods ended June 30, 2013 and 2012 and $7,500 for each of the three month periods ended June 30, 2013 and 2012.

5.	Long-Term Debt

Effective January 17, 2013, the borrowing base under our line of credit was redetermined to remain at $11,000,000. The Company is in compliance with debt covenants as of June 30, 2013.

6.	Stockholders’ Equity

The Company issued a stock warrant dividend of one warrant per one common share outstanding as of the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  A total of 22,400 warrants to purchase an equal number of common shares for proceeds of $89,600 were exercised during the six months ending June 30, 2013. The following table summarizes the warrants outstanding at December 31, 2012 and June 30, 2013:

Warrants outstanding, December 31, 2012	7,983,175
Warrants exercised	(22,400)
Warrants outstanding, June 30, 2013	7,960,775

7.	Commodity Derivatives

The Company had  no commodity derivative positions outstanding at June 30, 2013 or December 31, 2012. In April 2012, we entered into the following commodity derivatives positions to hedge our oil production price risk. These positions were outstanding at June 30, 2012:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars July 2012 –December 2012	200	36,800	$95.00	$110.30

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement	3 Months Ended June 30,		Six Months Ended June 30,
	Location	2013	2012	2013	2012
Derivatives not designated as hedging instruments

Unrealized gain on commodity derivatives	Other Income (Expense)	$-	$444,000	$-	$413,000
Realized gain on commodity derivatives		$-	$77,331	$-	$77,331

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

On June 6, 2013, the Founder and President of FieldPoint Petroleum Corporation, Mr. Ray D. Reaves, died in an automobile accident near Giddings, Texas.  On June 9, 2013, the board of directors elected Mr. Roger D. Bryant to serve as its executive Chairman and granted him executive powers to oversee the management of the Company.  Mr. Bryant continues to serve as the Company’s highest ranking executive officer. On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named COO/CFO.  During this transitional period, every member of the board of directors has been actively involved, on an almost daily basis, with the ongoing efforts to ensure no loss in continuity of the business.  The Company has received overwhelming support from shareholders, bankers, attorneys, accountants, contractors, suppliers, field operators and partners, all of which have expressed great respect for Mr. Reaves and their personal loss from this tragic event.

The Company began drilling the East Lusk 15 Federal #3 in the second quarter 2013 and expects completion during the third quarter 2013.  Fracturing of the well has been completed and back flushing is currently underway. On August 6, 2013 one hundred barrels of oil were collected during the back flush process. It is anticipated that production quantities of oil will begin flowing within the next few weeks.

Results of Operations

Comparison of three months ended June 30, 2013 to the three months ended June 30, 2012

	Quarter Ended June 30,
	2013	2012
Revenue:
Oil sales	$1,999,345	$1,900,630
Natural gas sales	166,986	211,443
Total oil and natural gas sales	$2,166,331	$2,112,073

Sales volumes:
Oil (Bbls)	22,622	21,294
Natural gas (Mcf)	36,610	46,163
Total (BOE)	28,724	28,988

Average sales prices:
Oil ($/Bbl)	$88.38	$89.26
Natural gas ($/Mcf)	4.56	4.58
Total ($/BOE)	$75.42	$72.86

Costs and expenses ($/BOE)
Lease operating expense	$23.68	$29.45
Depletion and depreciation	17.08	13.57
Exploration expense	5.72	-
Accretion of discount on asset retirement obligations	0.84	0.79
General and administrative	9.68	7.58
Total	$56.99	$51.40

Oil and natural gas sales revenues increased 3% or $54,258 to $2,166,331 for the three-month period ended June 30, 2013 from the comparable 2012 period.  Average oil sales prices decreased 1% to $88.38 for the three-month period ended June 30, 2013 compared to $89.26 for the period ended June 30, 2012.  Average natural gas sales prices decreased to $4.56 for the three-month period ended June 30, 2013 compared to $4.58 for the period ended June 30, 2012.  Higher oil sales volumes accounted for an increase in revenue of approximately $119,000 while decreased natural gas production and lower commodity prices accounted for a decrease in revenue of approximately $44,000 and $21,000 respectively.  We anticipate volumes to increase in the coming quarters primarily due to additional drilling in New Mexico in the second half of 2013.

Lease operating expenses decreased 20% or $173,320 to $680,240 for the three month period ended June 30, 2013 from the comparable 2012 period.  This was primarily due to decreases in costs associated with remedial repairs in 2013 as compared to 2012 offset by costs associated with new field production.  Lifting costs per BOE decreased $5.76 to $23.68 for the period primarily due to lower costs associated with field maintenance. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation increased 25% or $97,000 to $490,500 for the three month period ended June 30, 2013 versus $393,500 in the 2012 comparable period.  This was primarily due to the addition of the new East Lusk #2 well since the prior period.

Exploration expense was $5.72 on a BOE basis for the quarter ended June 30, 2013. The cost incurred to drill on the Riverdale prospect for the Irby #1 in south Texas was $164,204. Based on the drilling results the decision was made to plug and abandon the well. We do not anticipate drilling any more wells on this prospect and have expensed  the entire amount as an exploration cost. There was no comparable expense in the same period in 2012.

General and administrative overhead cost increased 26% or $58,188 to $278,059 for the three-month period ended June 30, 2013 from the three-month period ended June 30, 2012.  This was primarily attributable to an increase in administrative services such as consulting and administrative expenses during the 2013 period.  At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expenses, net for the quarter ended June 30, 2013, were $61,143 compared to other income, net of $458,750 for quarter ended June 30, 2012.  The net decrease was primarily due to a $444,000 unrealized gain and a $77,331 realized gain on commodity derivatives during the 2012 period.

Results of Operations

Comparison of Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012
Revenues:
Oil sales	$4,208,078	$4,930,948
Natural gas sales	359,335	410,629
Total	$4,567,413	$5,341,577

Sales volumes:
Oil (Bbls)	47,253	53,098
Natural gas (Mcf)	77,795	86,194
Total (BOE)	60,219	67,464

Average sales prices
Oil ($/Bbl)	$89.05	$92.87
Natural gas ($/Mcf)	4.62	4.76
Total ($/BOE)	$75.85	$79.18

Costs and expenses ($/BOE)
Lease operating expense	$24.43	$26.48
Depletion and depreciation	16.84	14.38
Exploration expense	2.73	-
Accretion of discount on asset retirement obligations	0.80	0.68
General and administrative	8.67	9.01
Total	$53.47	$50.54

Oil and natural gas sales revenues decreased 14% or $774,164 to $4,567,413 for the six month period ended June 30, 2013 from $5,341,577 for the comparable 2012 period. This was due primarily to the overall decrease in production and by a decline in oil and natural gas commodity prices. Sales volumes decreased 11% on a BOE basis primarily due to natural declines in production. Average oil sales prices decreased 4% to $89.05 for the six month period ended June 30, 2013 compared to $92.87for the six month period ended June 30, 2012.  Average natural gas sales prices decreased 3% to $4.62 for the six month period ended June 30, 2013 compared to $4.76 for the six month period ended June 30, 2012.  The lower sales volumes accounted for a decrease of approximately $583,000 in revenue and lower commodity prices accounted for a decrease of approximately $191,000.  We anticipate volumes to increase in the coming quarters primarily due to additional drilling in New Mexico in the second half of 2013.

Lease operating expenses decreased 18% or $315,193 to $1,470,969 for the six month period ended June 30, 2013 from the comparable 2012 period.  This was primarily due to the costs associated with additional repairs and workover expenses on properties in 2012.  Additionally, we had a one-time charge to settle a severance tax claim for the period from 2006 through 2011 of approximately $251,000 in the comparable 2012 period.  Lifting cost per BOE decreased 8%, from $26.48 to $24.43 for the period.  We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses.

Depletion and depreciation expense increased 5% to $1,014,000, compared to $970,000 for the comparable 2012 period.  This was primarily due to the addition of the new East Lusk #2 well and increased sales volumes from that well during the current period.

Exploration expense was $2.73 on a BOE basis for the six-month period ended June 30, 2013. The cost incurred to drill on the Riverdale lease in Texas was $164,204. The well was non-economic and the decision was made to plug and abandon the well. There was no comparable expense in the same period in 2012.

General and administrative overhead cost decreased 14% or $85,664 to $522,055 for the six month period ended June 30, 2013 from the six month period ended June 30, 2012.  This was attributable primarily to a decrease in administrative services such as contract labor and administrative expenses.  In the coming quarters we anticipate general and administrative expenses to increase.

Other expense, net for the six months ended June 30, 2013, amounted to $120,557 compared to other income, net of $364,134 for the comparable 2012 period.  The net decrease was primarily due to a $413,000 unrealized gain and a $77,331 realized gain on commodity derivatives during the 2012 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $2,114,195 for the six month period ended June 30, 2013, as compared to $619,802 of cash flow used in operating activities in the comparable 2012 period.  The increase in cash flows from operating activities was primarily due to changes in accounts payable, and prepaid expenses offset by lower net income.

Cash flow used in investing activities was $530,027 for the six month period ended June 30, 2013 and $972,924 in the comparable 2012 period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow provided by financing activities was $89,600 from the exercise of 22,400 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

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

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of one common stock (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011. Through June 30, 2013, we have sold an aggregate of 60,761 shares of common stock in the ATM Offering, realizing net proceeds of $193,589 during 2012.  An additional 839,239 shares of common stock have been registered for sale in the ATM Offering, which may continue until May 16, 2014 unless terminated sooner as provided for in the Sales Agreement with MLV.  As there is no commitment for future sales of additional shares, we cannot predict how much, if any, additional proceeds may be realized in the ATM Offering.

PART I
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  We had no commodity derivative positions outstanding at June 30, 2013.

PART I
Item 4.	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer, Roger D. Bryant, and our Principal Financial Officer, Phillip H. Roberson, have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Our former Principal Executive Officer and Principal Financial Officer, Ray D. Reaves, passed away on June 6, 2013. As a result, on June 9, 2013 the board of directors appointed Roger D. Bryant to serve as the Executive Chairman of the Board of Directors and oversee management of the Company.  On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named Chief Operating Officer and Chief Financial Officer.

The Principal Executive Officer and the Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

b)	Changes in Internal Control over Financial Reporting

During the period covered by this Report, certain internal control procedures previously performed by our former Principal Executive Officer and Principal Financial Officer, Ray D. Reaves, are now being performed by our Executive Chairman, Roger D. Bryant, and our Chief Operating Officer and Chief Financial Officer, Phillip H. Roberson.  There have been no other changes to the Company’s system of internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

c)	Limitations of Any Internal Control Design

Our principal executive and financial officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

4.            The Sales Agent in the ATM Offering is MLV.

5.            The Registration Statement registers for sale in the ATM Offering up to 900,000 shares of common stock.

6.            Cumulative expenses incurred through June 30, 2013 in connection with the ATM Offering have been:

a.	Expenses paid to affiliates of the Company:none.

b.	Expenses paid to others:

Sales Agent commissions:	$18,179
Other expenses:	$45,590
$63,769

7.            Net ATM Offering cumulative proceeds through June 30, 2013:    $193,589

8.            Use of net ATM Offering proceeds:   working capital.  Such use consisted exclusively of payments to persons other than affiliates of the Company.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2013	By:	/s/ Roger D. Bryant
/s/ Roger D. Bryant, Principal Executive Officer

Date:	August 14, 2013	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer