Form 10-Q
period 2013-09-30
FIELDPOINT PETROLEUM CORP
filed 2013-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 14, 2013, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,066,336.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,605,349	$1,408,075
Certificates of deposit	44,702	44,702
Accounts receivable:
Oil and natural gas sales	1,861,068	1,193,495
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	263,841	229,406
Prepaid income taxes	342,421	196,555
Deferred income tax asset—current	110,000	171,000
Prepaid expenses and other current assets	65,891	42,349
Total current assets	6,293,272	3,285,582

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	34,761,073	32,210,252
Other equipment	62,836	52,113
Less accumulated depletion and depreciation	(13,437,395)	(12,412,517)
Net property and equipment	21,386,514	19,849,848

Total assets	$27,679,786	$23,135,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,234,405	$889,796
Unrealized loss on commodity derivatives	50,000	-
Oil and gas revenues payable	334,686	286,234
Total current liabilities	3,619,091	1,176,030

LONG-TERM DEBT	6,740,000	6,740,000
DEFERRED INCOME TAXES	3,073,000	2,442,000
ASSET RETIREMENT OBLIGATION	1,688,685	1,595,935
Total liabilities	15,120,776	11,953,965

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,993,336 and 8,970,936 shares issued, respectively and 8,066,336 and 8,043,936 outstanding, respectively	89,933	89,709
Additional paid-in capital	11,751,298	11,661,922
Retained earnings	2,684,671	1,396,726
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	12,559,010	11,181,465
Total liabilities and stockholders’ equity	$27,679,786	$23,135,430

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Oil and natural gas sales	$2,571,006	$2,266,920	$7,138,419	$7,608,497
Well operational and pumping fees	10,669	17,066	39,113	51,198
Disposal fees	-	20,000	189,974	73,996
Total revenue	2,581,675	2,303,986	7,367,506	7,733,691

COSTS AND EXPENSES:
Production expense	1,089,469	659,227	2,560,438	2,445,389
Depletion and depreciation	501,500	507,500	1,515,500	1,477,500
Exploration expense	(11,554)	-	152,650	-
Accretion of discount on asset retirement obligations	24,000	22,000	72,000	68,000
General and administrative	293,015	298,830	815,070	906,549
Total costs and expenses	1,896,430	1,487,557	5,115,658	4,897,438

OPERATING INCOME	685,245	816,429	2,251,848	2,836,253

OTHER INCOME (EXPENSE):
Interest income	396	221	1,759	2,111
Interest expense	(78,376)	(67,926)	(199,406)	(196,194)
Realized gain on commodity derivative	-	51,681	-	129,012
Unrealized gain (loss) on commodity derivatives	(50,000)	(314,000)	(50,000)	99,000
Miscellaneous	11,634	-	10,744	181
Total other income (expense)	(116,346)	(330,024)	(236,903)	34,110

INCOME BEFORE INCOME TAXES	568,899	486,405	2,014,945	2,870,363

INCOME TAX EXPENSE – CURRENT	66,000	(2,000)	(35,000)	(124,000)
INCOME TAX EXPENSE – DEFERRED	(267,000)	(182,000)	(692,000)	(930,000)
TOTAL INCOME TAX PROVISION	(201,000)	(184,000)	(727,000)	(1,054,000)

NET INCOME	$367,899	$302,405	$1,287,945	$1,816,363

EARNINGS PER SHARE:
BASIC	$0.05	$0.04	$0.16	$0.23
DILUTED	$0.04	$0.04	$0.16	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,066,336	8,016,758	8,060,763	7,994,541
DILUTED	8,656,556	8,575,094	8,208,810	8,484,429

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,287,945	$1,816,363
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of oil and natural gas properties	(4,000)	-
Unrealized (gain) loss on commodity derivatives	50,000	(99,000)
Depletion and depreciation	1,515,500	1,477,500
Exploration expense	152,650	-
Accretion of discount on asset retirement obligations	72,000	68,000
Deferred income tax expense	692,000	930,000
Changes in current assets and liabilities:
Accounts receivable	(702,008)	(394,934)
Income taxes receivable	(145,866)	(17,575)
Prepaid expenses and other assets	(23,542)	69,396
Accounts payable and accrued expenses	416,769	(1,100,244)
Oil and gas revenues payable	48,452	16,128
Other	-	(206)
Net cash provided by operating activities	3,359,900	2,765,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(1,257,226)	(3,666,153)
Proceeds from sale of oil and natural gas properties	5,000	-
Net cash used in investing activities	(1,252,226)	(3,666,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	193,589
Common stock issued from the exercise of warrants	89,600	-
Net cash provided by financing activities	89,600	193,589

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,197,274	(707,136)

CASH AND CASH EQUIVALENTS, beginning of the period	1,408,075	2,037,593

CASH AND CASH EQUIVALENTS, end of the period	$3,605,349	$1,330,457

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$199,406	$196,194
Cash paid during the period for taxes	$249,301	$5,410
Capital items in accounts payable	$1,927,840	$-

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

2.   Oil and Natural Gas Properties

The Company completed drilling the East Lusk 15 Federal #3 in the third quarter 2013 and has incurred approximately $2,231,000 of drilling costs, of which approximately $1,917,000 is payable as of September 30, 2013.

The Irby #1 on the Riverdale Prospect in Goliad County, Texas, was drilled to a total depth of 8,904 feet and deemed to be non-economic after analysing the electric logs. The decision was made to plug and abandon the well and no other exploratory wells are planned for this prospect. Dry hole expenses of $152,650 were recognized for the nine months ending September 30, 2013.

3.    Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The potential dilutive effect of the warrants was 7,960,775 shares as of September 30, 2013.  The dilutive effect of the warrants for the three and nine months ended September 30, 2013 and 2012 is presented below.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$367,899	$302,405	$1,287,945	$1,816,363

Weighted average common stock outstanding	8,066,336	8,016,758	8,060,763	7,994,541
Weighted average dilutive effect of stock warrants	590,220	558,336	148,047	489,888
Dilutive weighted average shares	8,656,556	8,575,094	8,208,810	8,484,429

Earnings per share:
Basic	$0.05	$0.04	$0.16	$0.23
Diluted	$0.04	$0.04	$0.16	$0.21

4.    Related Party Transactions

The Company leases office space from the estate of its former president.  Rent expense for this month-to-month lease was $22,500 for each of the nine month periods ended September 30, 2013 and 2012 and $7,500 for each of the three month periods ended September 30, 2013 and 2012.

5.    Long-Term Debt

Effective January 17, 2013, the borrowing base under our line of credit was redetermined to remain at $11,000,000. The Company is in compliance with debt covenants as of September 30, 2013.

6.    Stockholders’ Equity

The Company issued a stock warrant dividend of one warrant per one common share outstanding as of the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  A total of 22,400 warrants to purchase an equal number of common shares for proceeds of $89,600 were exercised during the nine months ending September 30, 2013. The following table summarizes the warrants outstanding at December 31, 2012 and September 30, 2013:

Warrants outstanding, December 31, 2012	7,983,175
Warrants exercised	(22,400)
Warrants outstanding, September 30, 2013	7,960,775

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Commodity Derivatives

On September 26, 2013, we entered into the following commodity positions to hedge our oil production price risk, effective from October 1, 2013, to March 31, 2014. These positions were outstanding at September 30, 2013:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars October 2013 –March 2014	200	36,400	$87.00	$108.00

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2013 and December 31, 2012:

	Liability Derivatives
		Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$50,000	$-

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2013	2012	2013	2012
Derivatives not designated as hedging instruments

Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$(50,000)	$(314,000)	$(50,000)	$99,000
Realized gain on commodity derivatives	Other Income (Expense)	$-	$51,681	$-	$129,012

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations.  We estimate the fair values of collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  We internally valued the option contracts using industry-standard option pricing models and observable market inputs.  We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.  Realized gains and losses are also included in other income (expense) on our consolidated statements of operations.We are exposed to credit losses in the event of non-performance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations.  However, we do not anticipate non-performance by the counterparties over the term of the commodity derivatives positions.To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information.  We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement).  The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2013, we had no Level 1 measurements

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2013, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2013, we had no Level 3 measurements.

8.  Subsequent Events

On November 12, 2013, we entered into an agreement with Stephens, Inc. as a financial advisor. Stephens will provide general and strategic advice to the Company and will help us evaluate our strategic alternatives for enhancing shareholder value.

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

On June 6, 2013, the Founder and President of FieldPoint Petroleum Corporation, Mr. Ray D. Reaves, died in an automobile accident near Giddings, Texas.  On June 9, 2013, the board of directors elected Mr. Roger D. Bryant to serve as its executive Chairman and granted him executive powers to oversee the management of the Company.  Mr. Bryant continues to serve as the Company’s highest ranking executive officer. On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named COO/CFO.  During this transitional period, every member of the board of directors has been actively involved with the ongoing efforts to ensure no loss in continuity of the business.  The Company has received overwhelming support from shareholders, bankers, attorneys, accountants, contractors, suppliers, field operators and partners, all of which have expressed great respect for Mr. Reaves and their personal loss from this tragic event.

The Company completed drilling the East Lusk 15 Federal #3 on July 31, 2013 and began flowing it back. The well produced 6,411 barrels of oil net during the month of August and we expect a significant decline profile that is similar to the East Lusk 15 Federal #2 in the coming months.

Results of Operations

Comparison of three months ended September 30, 2013 to the three months ended September 30, 2012

	Quarter Ended September 30,
	2013	2012
Revenue:
Oil sales	$2,365,946	$2,131,526
Natural gas sales	205,060	135,394
Total oil and natural gas sales	$2,571,006	$2,266,920

Sales volumes:
Oil (Bbls)	24,632	24,214
Natural gas (Mcf)	47,047	40,565
Total (BOE)	32,473	30,975

Average sales prices:
Oil ($/Bbl)	$96.05	$88.03
Natural gas ($/Mcf)	4.36	3.34
Total ($/BOE)	$79.17	$73.19

Costs and expenses ($/BOE)
Lease operating expense	$33.55	$21.28
Depletion and depreciation	15.44	16.38
Exploration expense	(0.36)	-
Accretion of discount on asset retirement obligations	0.74	0.71
General and administrative	9.02	9.65
Total	$58.39	$48.02

Oil and natural gas sales revenues increased 13% or $304,086 to $2,571,006 for the three-month period ended September 30, 2013 from the comparable 2012 period.  Average oil sales prices increased 9% to $96.05 for the three-month period ended September 30, 2013 compared to $88.03 for the period ended September 30, 2012.  Average natural gas sales prices increased to $4.36 for the three-month period ended September 30, 2013 compared to $3.34 for the period ended September 30, 2012.  Increased oil and natural gas production accounted for an increase in revenue of approximately $58,000. Higher commodity prices for oil and natural gas account for an increase in revenue of approximately $246,000.  We anticipate volumes to increase in the coming quarters primarily due to additional drilling in New Mexico expected in the fourth quarter of 2013 and first quarter of 2014.

Lease operating expenses increased 65% or $430,242 to $1,089,469 for the three month period ended September 30, 2013 from the comparable 2012 period.  This was primarily due to increases in costs associated with new field production in 2013, remediation and workover expenses mainly in the Taylor Serbin field, and workover expenses in the Apache Bromide field initiated by the operator, Quantum Resources. Lifting costs per BOE increased $12.27 to $33.55 for the 2013 period compared to $21.28 for the three months ended September 30, 2012. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses in the Taylor Serbin and Apache Bromide fields.

Depletion and depreciation decreased 1% or $6,000 to $501,500 for the three month period ended September 30, 2013 versus $507,500 in the 2012 comparable period.  This was primarily due to the increase in reserves related to the addition of the new East Lusk #3 well since the prior period.

Exploration expense was reduced by $11,554 during the three month period ended September 30, 2013 due to an adjustment in the cost incurred to drill on the Riverdale lease in Texas. The well was non-economic and the decision was made to plug and abandon the well. There was no comparable expense in the same period in 2012.

General and administrative overhead cost decreased 2% or $5,815 to $293,015 for the three-month period ended September 30, 2013 from the three-month period ended September 30, 2012.  This was primarily attributable to a decrease in bonus expense during the 2013 period.  At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expenses, net for the quarter ended September 30, 2013, were $116,346 compared to other expense, net of $330,024 for quarter ended September 30, 2012.  The net decrease was primarily due to a $50,000 unrealized loss on commodity derivatives during the three months ended September 30, 2013 compared to a $314,000 unrealized loss and a $51,681 realized gain on commodity derivatives during the 2012 period.

Results of Operations

Comparison of Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012
Revenues:
Oil sales	$6,574,024	$7,062,474
Natural gas sales	564,395	546,023
Total	$7,138,419	$7,608,497

Sales volumes:
Oil (Bbls)	71,885	77,312
Natural gas (Mcf)	124,842	126,759
Total (BOE)	92,692	98,439

Average sales prices
Oil ($/Bbl)	$91.45	$91.35
Natural gas ($/Mcf)	4.52	4.31
Total ($/BOE)	$77.01	$77.29

Costs and expenses ($/BOE)
Lease operating expense	$27.62	$24.84
Depletion and depreciation	16.35	15.01
Exploration expense	1.65	-
Accretion of discount on asset retirement obligations	0.78	0.69
General and administrative	8.79	9.21
Total	$55.19	$49.75

Oil and natural gas sales revenues decreased 6% or $470,078 to $7,138,419 for the nine month period ended September 30, 2013 from $7,608,497 for the comparable 2012 period. An overall decrease in oil and natural gas production accounted for a $504,000 decrease in revenue while an increase in oil and natural gas commodity prices increased revenue by $34,000. Sales volumes decreased 6% on a BOE basis primarily due to natural declines in production but were offset slightly by production from the East Lusk #3. Average oil sales prices increased $0.10 to $91.45 for the nine month period ended September 30, 2013 compared to $91.35 for the nine month period ended September 30, 2012.  Average natural gas sales prices increased 5% to $4.52 for the nine month period ended September 30, 2013 compared to $4.31 for the nine month period ended September 30, 2012.  We anticipate volumes to increase in the fourth quarter primarily due to production from the new well completed in New Mexico in August, 2013.

Lease operating expenses increased 5% or $115,049 to $2,560,438 for the nine month period ended September 30, 2013 from the comparable 2012 period.  This was primarily due to the costs associated with operating expenses on the new well completed in New Mexico during the third quarter of 2013 and workover expenses in the Taylor Serbin and Apache Bromide fields.  Lifting cost per BOE increased 11%, from $24.84 to $27.62 for the 2013 period.  We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses and operating expenses related to the new well completed in New Mexico.

Depletion and depreciation expense increased 3% to $1,515,500, compared to $1,477,500 for the comparable 2012 period.  This was primarily due to the addition of the new East Lusk #3 well during the current period.

Exploration expense was $1.65 on a BOE basis for the nine month period ended September 30, 2013. The adjusted cost incurred to drill on the Riverdale lease in Texas was $152,650. The well was non-economic and the decision was made to plug and abandon the well. There was no comparable expense in the same period in 2012.

General and administrative overhead cost decreased 10% or $91,479 to $815,070 for the nine month period ended September 30, 2013 from the nine month period ended September 30, 2012.  This was attributable primarily to a decrease in salary expenses.  In the coming quarters we anticipate general and administrative expenses to remain stable or increase slightly.

Other expense, net for the nine months ended September 30, 2013, amounted to $236,903 compared to other income, net of $34,110 for the comparable 2012 period.  The net decrease was primarily due to a $50,000 unrealized loss on commodity derivatives during the 2013 period compared to a $99,000 unrealized gain and a $129,012 realized gain on commodity derivatives during the 2012 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $3,359,900 for the nine month period ended September 30, 2013, as compared to $2,765,428 of cash flow provided by operating activities in the comparable 2012 period.  The increase in cash flows from operating activities was primarily due to changes in accounts payable offset by lower net income and deferred income tax expense.

Cash flow used in investing activities was $1,252,226 for the nine month period ended September 30, 2013 and $3,666,153 in the comparable 2012 period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow provided by financing activities for the nine month period ended September 30, 2013 was $89,600 from the exercise of 22,400 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.  Cash flow provided by financing activities for the nine month period ended September 30, 2012 was $193,589, net after expenses of approximately $63,769, from the sale of 60,761 shares of our common stock.

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

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of one common stock (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011. Through September 30, 2013, we have sold an aggregate of 60,761 shares of common stock in the ATM Offering, realizing net proceeds of $193,589 during 2012.  An additional 839,239 shares of common stock have been registered for sale in the ATM Offering, which may continue until May 16, 2014 unless terminated sooner as provided for in the Sales Agreement with MLV.  As there is no commitment for future sales of additional shares, we cannot predict how much, if any, additional proceeds may be realized in the ATM Offering.

PART I
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  On September 26, 2013, we entered into a commodity derivative position effective October 1, 2013. The collars have a floor of $87.00 and a ceiling of $108.00 for 200 barrels of oil per day from October 1, 2013 to March 31, 2014.  We had an unrealized loss of $50,000 on commodity derivative transactions during the three month and nine month periods ending September 30, 2013.

PART I
Item 4.	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

Our Principal Executive Officer, Roger D. Bryant, and our Principal Financial Officer, Phillip H. Roberson, have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

6.            Cumulative expenses incurred through September 30, 2013 in connection with the ATM Offering have been:

a.            Expenses paid to affiliates of the Company:                none.

b.            Expenses paid to others:

Sales Agent commissions:	$18,179
Other expenses:	$45,590
$63,769

7.            Net ATM Offering cumulative proceeds through September 30, 2013:    $193,589

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

Date: November 14, 2013	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: November 14, 2013	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer