Form 10-K
period 2013-12-31
FIELDPOINT PETROLEUM CORP
filed 2014-03-27
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32624

FIELDPOINT PETROLEUM CORPORATION
(Name of Small Business Issuer in Its Charter)

Colorado	84-0811034
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

609 Castle Ridge Road, Suite 335
Austin, Texas 78746
(Address of Principal Executive Offices) (Zip Code)

(512) 579-3560
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013, was $17,859,293.

The number of shares outstanding of the registrant's common stock as of March 27, 2014 is 8,069,236.

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

See Part IV, Item 15.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K constitute "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act and Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that FieldPoint Petroleum Corp. and its subsidiaries (collectively, the "Company", "we", "us", "our" or "ours") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and natural gas reserves, future drilling and operations, future production of oil and natural gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  the volatility of oil and natural gas prices, the Company's drilling and acquisition results, the Company's ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-K.

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

The Company recognizes that the ability to implement its business strategies is largely dependent on the ability to raise additional debt or equity capital to fund future acquisition, exploration, drilling and development activities.  The Company's capital resources are discussed more thoroughly in Part II, Item 7, in Management's Discussion and Analysis.

Operations

As of December 31, 2013, the Company had varying ownership interest in 360 gross wells (100.71 net) located in five states.  The Company operates 65 of the 360 wells; the other wells are operated by independent operators under contracts that are standard in the industry.  It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest.  The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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
Hydraulic fracturing requires the use of a significant amount of water. Upon flowback of the water, we dispose of it in a way that we believe minimizes the impact to nearby surface water by disposing into approved disposal facilities or injection wells. Currently our primary sources of water are nonpotable and potable aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We also plan to reuse and recycle flow-back and produced water in 2014.

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

Regulation

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities. At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation (the "DOT") (Office of Pipeline Safety) and the U.S. Environmental Protection Agency (the "EPA"). At the state and local level, various agencies and commissions regulate drilling, production and midstream activities. These federal, state and local authorities have various permitting, licensing and bonding requirements. Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, and suspension of production. As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities. However, we believe that we are currently in material compliance with federal, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Transportation and Sale of Oil

Sales of crude oil and condensate are not currently regulated and are made at negotiated prices. Our sales of crude oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by the Federal Energy Regulation Commission ("FERC") pursuant to the Interstate Commerce Act ("ICA"), Energy Policy Act of 1992 ("EPAct 1992"), and the rules and regulations promulgated under those laws. The ICA and its regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products, be just and reasonable and non-discriminatory and that such rates, terms and conditions of service be filed with FERC.

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
Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.
The transportation of oil by truck is also subject to federal, state and local rules and regulations, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the DOT.

Transportation and Sale of Natural Gas and NGLs

FERC regulates interstate gas pipeline transportation rates and service conditions under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those statutes. FERC also regulates interstate NGL pipelines under various federal laws and regulations. Although FERC does not regulate oil and gas producers such as us, FERC's actions are intended to facilitate increased competition within all phases of the oil and gas industry and its regulation of third-party pipelines and facilities could indirectly affect our ability to transport or market our production. To date, FERC's policies have not materially affected our business or operations.

Regulation of Production

Oil, NGL and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The state in which we operate,  have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, some states, including Texas imposes a severance tax on production and sales of oil, NGLs and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Laws and Regulations

In the United States, the exploration for and development of oil and gas and the drilling and operation of wells, fields and gathering systems are subject to extensive federal, state and local laws and regulations governing environmental protection as well as discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling begins;

•	require the installation of expensive pollution controls or emissions monitoring equipment;

•
restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, completion, production, transportation and processing activities;

•	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, endangered species habitat, and other protected areas; and

•	require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells.
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

Hazardous Substance Release
The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA.

Waste Handling

The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAP"). The new regulations are designed to reduce volatile organic compound ("VOC") emissions from hydraulically-fractured natural gas wells, storage tanks and other equipment. The regulations established a phase-in period that extends until January 2015. During the phase-in period, owners and operators of hydraulically-fractured natural gas wells (wells drilled principally for the production of natural gas) must either flare their emissions or use so-called "green completion" technology. Green completions allow for the recovery of natural gas that formerly would have been vented or flared. Beginning January 1, 2015, all newly fractured natural gas wells must use green completion technology. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.
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
In response to the findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. In March 2012, the EPA proposed GHG emissions standards for fossil fuel-powered electric utility generating units that would require new plants to meet an output-based standard of 1,000 pounds of carbon dioxide equivalent per megawatt-hour. If the proposed regulation is adopted, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but specific proposed regulations are not expected to be issued until mid-2013.

In December 2010, the EPA enacted final rules on mandatory reporting of GHGs. In 2011, the EPA published amendments to the rule containing technical and clarifying changes to certain GHG reporting requirements and a six-month extension for reporting GHG emissions from petroleum and natural gas industry sources. Under the amended rule, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. We do not expect that the EPA's mandatory GHG reporting requirements will have a material adverse effect on our business, financial condition or results of operations.
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

Water Discharges

The Federal Water Pollution Control Act (the "Clean Water Act") and analogous state laws, impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.
In October 2011, the EPA announced that it intends to develop national standards for wastewater discharges produced by natural gas extraction from shale and coalbed methane formations. The EPA is expected to issue proposed regulations establishing wastewater discharge standards for coalbed methane wastewater in 2013 and for shale gas wastewater in 2014. For shale gas wastewater, the EPA will consider imposing pre-treatment standards for discharges to a wastewater treatment facility. Produced and other flowback water from our current operations is typically re-injected into underground formations that do not contain potable water. To the extent that re-injection is not available for our operations and discharge to wastewater treatment facilities is required, new standards from the EPA could increase the cost of disposing wastewater in connection with our operations.

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

The federal Safe Drinking Water Act ("SDWA") and the Underground Injection Control program (the "UIC program") promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA has delegated administration of the UIC program in Texas to the Railroad Commission of Texas ("RRC"). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

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
The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. Specifically, the FRAC Act has been introduced in each Congress since 2008 to accomplish these purposes, and on May 9, 2013, the FRAC Act was again introduced.  If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Future federal legislation could also require the reporting and public disclosure of chemical additives used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemical additives used in the fracturing process could adversely affect groundwater. If federal legislation regulating hydraulic fracturing is adopted in the future, it could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.
In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Industry groups filed suit challenging the EPA's decision as a "final agency action" and, therefore, a violation of the notice-and-comment rulemaking procedures of the Administrative Procedures Act. In February 2012, the EPA and industry reached a settlement under which the EPA will modify the informal policy posted on its website concerning the need for permits under the UIC program. However, the settlement does not reflect agreement on the issue of hydraulic fracturing regulation under the SDWA, and the EPA's continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of the Congress have called upon (i) the Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the Securities and Exchange Commission (the "SEC") to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale by means of hydraulic fracturing; and (iii) the Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The SEC has issued subpoenas to certain shale gas producers requesting information on proved reserve estimates from shale gas wells and the actual productivity of producing shale gas wells. The media has also reported that the New York attorney general has issued subpoenas to certain oil and gas companies seeking information regarding shale gas wells.
There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has also begun a study of the potential environmental impacts of hydraulic fracturing. The EPA issued a progress report in December 2012, and final results are expected in 2014. In addition, the U.S. Department of Energy conducted an investigation into practices the agency could recommend to better protect the environment from using hydraulic fracturing. The Shale Gas Subcommittee of the Secretary of Energy Advisory Board released its "90-day" report on August 18, 2011, and its final report on November 18, 2011, proposing recommendations to reduce the potential environmental impacts from shale gas production. Also, the U.S. Department of the Interior published a revised proposed rule in May 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity and handling of flowback water. Other governmental agencies, including the US Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2013. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2014. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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
OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 27, 2014, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.

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

The proved oil, NGL and gas reserves data included in this report are estimates. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil, NGL and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil, NGL and gas prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.
Because all reserves estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil, NGL and gas that are ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future oil, NGL and gas prices.
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

Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment.  A reduction in oil and natural gas prices not only would reduce the value of any proved reserves, but also might reduce the amount of oil and natural gas that could be economically produced, thereby reducing the quantity of reserves.  Our reserves and future cash flows may be subject to revisions, based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, operating costs, and other factors.  Downward revisions of our reserves could have an adverse effect on our financial condition and operating results.

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

Exploratory and other oil and natural gas wells must be operated in compliance with complex and changing environmental laws and regulations adopted by federal, state and local government authorities.  The implementation of new, or the modification of existing, laws and regulations could have a material adverse effect on properties in which we may have an interest.  Discharge of oil, natural gas, water, or other pollutants to the oil, soil, or water may give rise to significant liabilities to government and third parties and may require us to incur substantial cost of remediation. We may be required to agree to indemnify sellers of properties purchased against certain liabilities for environmental claims associated with those properties.  We can give no assurance that existing environmental laws or regulations, as currently interpreted, or as they may be reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial conditions.

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

Bills were introduced in the previous U.S. Congress to regulate hydraulic fracturing operations and related injection of fracturing fluids and propping agents used in fracturing fluids by the oil and natural gas industry under the federal Safe Drinking Water Act ("SDWA") and to require the disclosure of chemicals used in the hydraulic fracturing process under the SDWA, Emergency Planning and Community Right-to-Know Act ("EPCRA") or other authority. Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale and tight sand formations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us for many of the wells that we drill and operate. Sponsors of such bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies, surface waters, and other natural resources, and threaten health and safety. In addition, the EPA has announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health and the EPA issued a draft study plan on hydraulic fracturing. Certain states have also considered or imposed reporting obligations relating to the use of hydraulic fracturing techniques.

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

President Obama's Proposed Fiscal Year 2013 Budget includes proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to:

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

Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.

Water is an essential component of our drilling and hydraulic fracturing processes. Historically, we have been able to secure water from local landowners and other sources for use in our operations. During the last three years, much of the Southwest region where we operate has experienced extreme drought conditions. As a result of the severe drought, governmental authorities have restricted the use of water subject to their jurisdiction for drilling and hydraulic fracturing to protect the local water supply. If we are unable to obtain water to use in our operations, we may be unable to economically produce oil, NGLs and gas, which could have an adverse effect on our business, financial condition and results of operations.

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Compliance with environmental regulations and permit requirements for the withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has also issued final regulations under the NSPS and NESHAP designed to reduce VOCs. The adoption of legislation or regulatory programs to reduce GHG or VOC emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG or VOC emissions could have a material adverse effect on our business, financial condition and results of operations.

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

Government regulations could increase our operating costs

Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas, as well as safety matters, which may change from time to time in response to economic conditions.  Matters subject to regulation by federal, state and local authorities include:

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

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  We do not intend to declare or pay any cash dividends in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, and other factors.  Moreover, since the issuance of the Warrants in March 2012, we reclassified $6,895,361 of retained earnings to additional paid-in capital, there may be no capacity for the Company to declare a cash dividend in the near future.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 - PROPERTIES

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

Lusk Field, Lea County, New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico.  The Company owns an 87.5%-100% working interest in two oil and natural gas wells producing out of the Bonespring and Yates formations in section 15 at depth ranging from approximately 3,400 feet to approximately 10,000 feet and a 43.75% working interest in three wells drilled and producing out of the Bonespring formation. 14.06% working interest in one oil and natural gas well producing out of the Wolfcamp formation in section 14.  The Company also owns an 87.5% working interest in one water disposal well.

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

	Oil (bbl)		Gas (mcf)
Production by State	2013	2012	2013	2012
Louisiana	18	33	8,616	9,200
New Mexico	55,327	49,897	113,559	118,564
Oklahoma	30,189	33,160	32,458	27,610
Texas	12,552	14,955	25,104	24,724
Wyoming	3,666	6,240	-	-
TOTAL	101,752	104,285	179,737	180,098

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts.  During the year end December 31, 2013, purchases by two customers, Cimarex Energy Co., and Sunoco represented more than 10% of total Company revenues.  During the year end December 31, 2012, purchases by three customers, Cimarex Energy Co., Sunoco and Enterprise Crude represented more than 10% of total Company revenues.  None of these customers, or any other customers of the Company, has a firm sales agreement with the Company.  The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2013, of productive wells in the areas indicated.

	Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2	.24
New Mexico	9	3.34	4	.61
Oklahoma	228	51.13	37	4.59
Texas	70	34.12	7	4.10
Wyoming	3	2.58	-	-
Total	310	91.17	50	9.54

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

Drilling Activity

The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2013.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	--	--	--	--
New Mexico	--	--	1	--
Oklahoma	--	--	--	--
Texas	--	--	--	1
Wyoming	--	--	--	--

Total	--	--	1	1

Reserves
Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2013 and 2012.  See Notes 11 and 12 to the Consolidated Financial Statements and the following discussion.
Estimated Proved Reserves
Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2012	1,200,264	2,269,548
Revisions of previous estimates	13,854	48,955
Extensions and discoveries	115,093	209,930
Production	(104,285)	(180,098)
Estimated quantity, December 31, 2012	1,224,926	2,348,335
Revisions of previous estimates	(202,450)	(322,413)
Extensions and discoveries	99,988	143,343
Production	(101,752)	(179,737)
Estimated quantity, December 31, 2013	1,020,712	1,989,528

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2013	916,139	104,573	1,020,712
December 31, 2012	983,900	241,026	1,224,926

Gas (Mcf)
December 31, 2013	1,834,899	154,629	1,989,528
December 31, 2012	1,898,705	449,630	2,348,335

Proved Undeveloped Reserves

As of December 31, 2013, we had 130,344 BOE of proved undeveloped ("PUD") reserves, which is a decrease of 185,620 BOE or 59%, compared with 315,964 BOE of PUD reserves at December 31, 2012. As a percent of our total proved reserves, our PUD reserves decreased from 20% in 2012 to 10% in 2013 due to our ongoing development of our East Lusk field and to revisions to undeveloped properties held more than five years.

The following table summarizes the changes in our PUD reserves during 2013.

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Balance – December 31, 2012	241,026	449,630	315,964
Extensions and discoveries	90,970	143,342	114,860
Revisions to previous estimates	(113,745)	(184,999)	(144,578)
Conversion to proved developed reserves	(113,678)	(253,344)	(155,902)
Balance – December 31, 2013	104,573	154,629	130,344

The following table sets forth our PUD reserves converted to proved developed reserves during 2013 and 2012 and the net investment required to convert PUD reserves to proved developed reserves during the year.

	Proved Undeveloped Reserves Converted to Proved Developed Reserves			Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (Bbls)	Gas (Mcf)	Total (BOE)
2012	69,455	119,280	89,335	$3,000,000
2013	113,678	253,344	155,902	3,000,000
Total	183,133	372,624	245,237	$6,000,000

The following table sets forth our estimated future development costs relating to the development of PUD reserves:

Year Ended December 31,	Estimated Future Development Costs
2014	$340,800
2015	2,843,040
2016	20,000
2017	-
Total	$3,203,840

We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development program. We plan to drill the East Lusk Federal Well #4 starting late 2014.  Based on current expectations for cash flows, commodity prices and operating costs and expenses, all PUD reserves are scheduled to be drilled before the end of 2017.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2013 and December 31, 2012 have been estimated by Fletcher Lewis Engineering, Inc., & PGH Engineers and additionally by Joe C. Neal and Associates as of December 31, 2013. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles.  Phillip Roberson, President and COO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over fifteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Roberson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

As defined in the Securities and Exchange Commission Rules, proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.  Prices include considerations of changes in existing prices provided only by contractual arrangements but not on escalations based on future conditions.  Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation tests.  Reserves which can be produced economically through application of improved recovery techniques, such as fluid injections, are included in the "proved" classification when successful testing by a pilot project, or the operations of an installed program in the reservoir, provide support for the engineering analysis on which the project or program was based.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.
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
Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2013, or subsequently thereafter.
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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2013.  The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	320	78	-	-
New Mexico	2,400	896	480	262
Oklahoma	8,826	1,300	200	19
Texas	2,911	1,182	1,360	1,000
Wyoming	560	268	2,306	1,880
Total	15,017	3,724	4,346	3,161

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

ITEM 3- LEGAL PROCEEDINGS

None.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2005 the Company's common stock has been traded and listed on the NYSE MKT, LLC, formerly the NYSE Amex and before that the NYSE Alternext and formerly the American Stock Exchange, under the symbol "FPP."  Prior to September 20, 2005, the Company's common stock was listed on the OTC bulletin board under the symbol FPPC.  The following sets forth the high and low closing prices of our common stock on the NYSE MKT, LLC for the periods shown.

FISCAL 2012	CLOSING PRICE

	HIGH	LOW
First Quarter	6.00	3.81
Second Quarter	4.69	3.15
Third Quarter	5.21	3.60
Fourth Quarter	4.80	3.42

FISCAL 2013
	HIGH	LOW
First Quarter	4.20	3.74
Second Quarter	4.20	3.40
Third Quarter	4.74	3.71
Fourth Quarter	5.18	3.90

At March 27, 2014, the approximate number of shareholders of record was 303.  The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2013	2012
Statements of Operations Data:

Total revenues	$10,541,231	$10,402,889
Operating expenses	8,245,675	7,314,380
Net income	1,278,997	2,112,263
Basic earnings per share	$0.16	$0.26
Shares used in computing basic earnings per share	8,062,167	8,006,959
Diluted earnings per share	$0.15	$0.25
Shares used in computing diluted earnings per share	8,385,253	8,452,429

	December 31,
Balance Sheet Data:	2013	2012
Working capital	$3,459,051	$2,109,552
Total assets	24,962,828	23,135,430
Total liabilities	12,412,766	11,953,965
Stockholders' equity	12,550,062	11,181,465

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

FieldPoint Petroleum Corporation derives our revenues from our operating activities including sales of oil and natural gas and operating oil and natural gas properties.  Our capital for investment in producing oil and natural gas properties has been provided by cash flow from operating activities and from bank financing.  We categorize our operating expenses into the categories of production expenses and other expenses.

On June 6, 2013, the Founder and President of FieldPoint Petroleum Corporation, Mr. Ray D. Reaves, died in an automobile accident near Giddings, Texas.  On June 9, 2013, the Board of Directors elected Mr. Roger D. Bryant to serve as our executive Chairman and granted him executive powers to oversee the management of the Company.  Mr. Bryant continues to serve as our highest ranking executive officer. On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named COO/CFO.  On December 10, 2013, Mr. Roberson was named President of the Company. During this transitional period, every member of the Board of Directors has been actively involved with the ongoing efforts to ensure no loss in continuity of the business.  We have received overwhelming support from shareholders, bankers, attorneys, accountants, contractors, suppliers, field operators and partners, all of which have expressed great respect for Mr. Reaves and their personal loss from this tragic event.

We completed drilling the East Lusk 15 Federal #3 on July 31, 2013. The well produced 17,997 net barrels of oil during the year ended December 31, 2013.

Results of Operations

	Years Ended December 31,
	2013	2012
Revenues:
Oil sales	$9,520,591	$9,457,292
Natural gas sales	804,789	783,336
Total	$10,325,380	$10,240,628

Sales volumes:
Oil (Bbls)	101,752	104,285
Natural gas (Mcf)	179,737	180,098
Total (BOE)	131,708	134,301

Average sales prices
Oil ($/Bbl)	$93.57	$90.69
Natural gas ($/Mcf)	4.48	4.35
Total ($/BOE)	$78.40	$76.25

Costs and expenses ($/BOE)
Lease operating	$21.59	$16.39
Production taxes	8.10	8.38
Depletion and depreciation	18.18	15.58
Exploration expense	1.16	-
Impairment of oil and natural gas properties	3.69	1.52
Accretion of discount on asset retirement obligations	0.73	0.68
General and administrative	9.16	11.92
Total	$62.61	$54.47

Revenues
Oil and natural gas sales revenues increased by $84,752 or 1%, primarily due to increased commodity prices.  Oil sales increased $63,000 due to increased prices that contributed $293,000 to the increase in oil sales revenues offset by $230,000 due to lower production. Oil sales volumes decreased by 2%, primarily due to downtime on wells undergoing remedial repairs in 2013. Natural gas sales increased $21,000 or 3%, due primarily to increased natural gas commodity prices in 2013.  Oil and natural gas prices have been volatile during 2013 and we expect this to continue.  Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2014.

Lease Operating Expenses
Lease operating expenses increased by $641,483 or 29% due to increased cost of remedial repairs during 2013 and costs associated with production from two new wells completed in December 2012 and July 2013.  Cost increased by $5.19 per barrel equivalent (BOE) or 32% in 2013 as compared to 2012.  Increased costs contributed approximately $684,000 and was offset approximately $43,000 as a result of lower sales volumes from the prior year. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes decreased $58,470 or 5%, primarily the result of decreased oil and natural gas sales volumes and higher costs per barrel equivalent.  Production taxes amounted to approximately 10% of oil and natural gas sales revenue during 2013 and 11% during 2012. The decrease was a result of an unanticipated charge of previous years' taxes paid to the Apache Tribe in 2012.  We expect production taxes to range between 8% and 10% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense increased by $303,000 or 14%.  The increase in depletion and depreciation was primarily due to depletion on two new wells completed in September 2012 and July 2013.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2013 we recorded impairment of $485,999 on the Sprayberry property. Impairment of $204,190 was recorded during the year ended December 31, 2012 on the Loving property.

General and Administrative Expense
General and administrative expenses decreased $394,177 or 25% primarily due to decreases in compensation expense, professional services fees and bad debt expense. Significant components of general and administrative expenses include personnel-related costs and professional services fees.  We expect our general and administrative expenses to increase next year.

Other Income (Expense)
Interest expense decreased in 2013 by $5,104 or 2%. During the year ended December 31, 2013 we had an unrealized loss of $4,000 on commodity derivatives and no realized gains during 2013. We sold our interest in the Stauss property at a gain of $4,000 in 2013. During the year ended December 31, 2012 we realized a $254,151 gain on commodity derivatives. Also in 2012, we sold our interest in the South Vacuum property at a gain of $204,000.

Liquidity and Capital Resources

Cash flow provided by operating activities was approximately $4.7 million for the year ended December 31, 2013, compared to $3.3 million for the year ended December 31, 2012.  The increase in cash flow from operating activities was primarily due to changes to accounts payable.

In 2013 we used our operating cash flow along with cash on hand to fund $3.5 million of development of oil and natural gas properties. We sold our interest in the Stauss #1 property for $5,000. These were the primary components of cash used in investing activities in 2013. In 2012 we used our operating cash flow along with cash on hand to fund $4.4 million of development of oil and natural gas properties. We sold our interest in the South Vacuum property for $204,000. These were the primary components of cash used in investing activities in 2012.

Cash flow provided by financing activities for the year ended December 31, 2013, was $89,600 from the exercise of 22,400 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.  Cash provided by financing activities for 2012 was $193,589. We sold 60,761 shares of common stock for $257,358 and related expenses were $63,769, pursuant to an At Market Issuance Sales Agreement with MLV & Co., LLC.

Capital Requirements

We believe we will be able to meet our current operating needs through internally generated cash from operations and borrowings under our revolving credit facility.  As of December 31, 2013, we had working capital of approximately $3.5 million and approximately $4.3 million of borrowing capacity under our line of credit based on a borrowing base of $11 million.  The borrowing base is subject to redetermination based on the value of proved reserves, and could be increased or decreased during 2014.

Although we had no significant commitments for capital expenditures at December 31, 2013, we anticipate continued investments in oil and natural gas properties during 2014.  If bank credit is not available, we may not be able to continue to invest in strategic oil and natural gas properties.  We cannot predict how oil and natural gas prices will fluctuate during 2014 and what effect they will ultimately have on our operations, but we believe that we will be able to generate sufficient cash from operations to service our bank debt and provide for maintaining current production of its oil and natural gas properties.  The timing of most capital expenditures is relatively discretionary.  Therefore, we can plan expenditures to coincide with available funds in order to minimize business risks.  As of December 31, 2013, we had $143,902 of capital items in accounts payable that will be paid from working capital.

On January 1, 2014 FieldPoint Petroleum Corp. ("FieldPoint") signed an exploration agreement ("the agreement") with Riley Exploration, LLC ("Riley").  The agreement provides for an Area of Mutual Interest ("AMI") and a 90 day due diligence period, after which both Companies will cross assign their working interest and vertical wells with a targeted ownership for FieldPoint of 25%.  The agreement also provides for a development plan with the intent to drill up to twelve horizontal wells during the initial twelve month period after closing.  FieldPoint may elect to be the drilling operator of every fifth well.  The agreement also provides for a standard Joint Operating Agreement which allows either partner to participate or decline to participate in every well with no obligatory wells.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

Cash Contractual Obligations	2014	2015	2016	Thereafter	Total
(in thousands)
Credit facility (secured)	$-	$-	$6,740	$-	$6,740
Interest on credit facility	264	264	197	-	725
Total	$264	$264	$6,937	$-	$7,465

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

Impairment of Oil and Natural Gas Properties

We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value.  We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to their fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  There were $485,999 of impairments on our proved oil and natural gas properties in 2013 and $204,190 of impairments of oil and natural gas properties in 2012.

Reporting Requirements

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the SEC and the NYSE MKT, LLC, have issued requirements and regulations and are currently developing additional regulations and requirements in response to laws, enacted by Congress, most notably the Sarbanes-Oxley Act 2002 and SEC reporting regulations which became effective January 1, 2010.  Our compliance with current rules requires the commitment of significant managerial resources.  We concluded that our internal control over financial reporting were effective as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance.  Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At December 31, 2013 the company had $4,000 in open positions. At December 31, 2012, there were no open positions.  We did have derivative transactions during 2013 and 2012.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Dallas, Texas
March 27, 2014

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$2,648,487	$1,408,075
Certificates of deposit	44,721	44,702
Accounts receivable:
Oil and natural gas sales	1,078,333	1,193,495
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	226,743	229,406
Income taxes receivable	319,097	196,555
Deferred income tax asset-current	64,000	171,000
Prepaid expenses and other current assets	64,751	42,349
Total current assets	4,446,132	3,285,582

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	35,256,754	32,210,252
Other equipment	62,836	52,113
Less accumulated depletion and depreciation	(14,802,894)	(12,412,517)
Net property and equipment	20,516,696	19,849,848

Total assets	$24,962,828	$23,135,430

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$742,493	$889,796
Oil and natural gas revenues payable	240,588	286,234
Unrealized loss on commodity derivatives	4,000	-
Total current liabilities	987,081	1,176,030

LINE OF CREDIT	6,740,000	6,740,000
DEFERRED INCOME TAXES	2,973,000	2,442,000
ASSET RETIREMENT OBLIGATION	1,712,685	1,595,935
Total liabilities	12,412,766	11,953,965

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,993,336 and 8,970,936 shares issued, respectively; and 8,066,336 and 8,043,936 outstanding, respectively	89,933	89,709
Additional paid-in capital	11,751,298	11,661,922
Retained earnings	2,675,723	1,396,726
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders' equity	12,550,062	11,181,465
Total liabilities and stockholders' equity	$24,962,828	$23,135,430

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	DECEMBER 31,
	2013	2012
REVENUE:
Oil and natural gas sales	$10,325,380	$10,240,628
Well operational and pumping fees	25,877	68,265
Disposal fees	189,974	93,996
Total revenue	10,541,231	10,402,889

COSTS AND EXPENSES:
Lease operating	3,909,637	3,326,624
Depletion and depreciation	2,395,000	2,092,000
Exploration expense	152,650	-
Impairment of oil and natural gas properties	485,999	204,190
Accretion of discount on asset retirement obligations	96,000	91,000
General and administrative	1,206,389	1,600,566
Total costs and expenses	8,245,675	7,314,380

OPERATING INCOME	2,295,556	3,088,509

OTHER INCOME (EXPENSE):
Interest income	2,783	2,389
Interest expense	(259,016)	(264,120)
Unrealized loss on commodity derivatives	(4,000)	-
Realized gain on commodity derivatives	-	254,151
Gain on sale of oil and natural gas property	4,000	204,000
Miscellaneous	6,744	1,334
Total other income (expense)	(249,489)	197,754

INCOME BEFORE INCOME TAXES	2,046,067	3,286,263

INCOME TAX PROVISION – current	(129,070)	(312,000)
INCOME TAX PROVISION – deferred	(638,000)	(862,000)

TOTAL INCOME TAX PROVISION	(767,070)	(1,174,000)

NET INCOME	$1,278,997	$2,112,263

EARNINGS PER SHARE:
BASIC	$0.16	$0.26
DILUTED	$0.15	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,062,167	8,006,959
Diluted	8,385,253	8,452,429

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2012	8,910,175	$89,101	$4,573,580	$6,179,824	927,000	$(1,966,892)	$8,875,613

At-the-market offering	60,761	608	192,981	-	-	-	193,589

Stock warrant dividend	-	-	6,895,361	(6,895,361)	-	-	-

Net income	-	-	-	2,112,263	-	-	2,112,263

BALANCES, December 31, 2012	8,970,936	89,709	11,661,922	1,396,726	927,000	(1,966,892)	11,181,465

Common stock issued from exercise of warrants	22,400	224	89,376	-	-	-	89,600

Net income	-	-	-	1,278,997	-	-	1,278,997

BALANCES, December 31, 2013	8,993,336	$89,933	$11,751,298	$2,675,723	927,000	$(1,966,892)	$12,550,062

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,278,997	$2,112,263
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of oil and natural gas properties	(4,000)	(204,000)
Unrealized loss on commodity derivatives	4,000	-
Depletion and depreciation	2,395,000	2,092,000
Exploration expense	152,650	-
Impairment of oil and natural gas properties	485,999	204,190
Deferred income tax expense	638,000	862,000
Accretion of discount on asset retirement obligations	96,000	91,000
Changes in current assets and liabilities:
Accounts receivable	117,825	(206,667)
Income taxes receivable	(122,542)	135,579
Prepaid expenses and other current assets	(22,402)	79,396
Accounts payable and accrued expenses	(291,205)	(1,858,934)
Oil and natural gas revenues payable	(45,646)	27,105
Other	(19)	(233)
Net cash provided by operating activities	4,682,657	3,333,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(3,536,845)	(4,360,806)
Proceeds from the sale of oil and natural gas properties	5,000	204,000
Net cash used in investing activities	(3,531,845)	(4,156,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	193,589
Common stock issued from the exercise of warrants	89,600	-
Net cash provided by financing activities	89,600	193,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,240,412	(629,518)

CASH AND CASH EQUIVALENTS, beginning of year	1,408,075	2,037,593

CASH AND CASH EQUIVALENTS, end of the year	$2,648,487	$1,408,075

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$199,405	$264,120
Cash paid during the year for income taxes	$334,595	$5,410
Capital items in accounts payable	$143,902	$210,518

See accompanying notes to these consolidated financial statements

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the "Company", "we" or "our") is incorporated under the laws of the state of Colorado.  We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2013 and 2012.

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

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2013	2012
Mineral interests in properties:
Unproved properties	$850,000	$850,000
Proved properties	14,250,230	15,098,352
Wells and related equipment and facilities	20,156,524	16,261,900
Total costs	35,256,754	32,210,252
Less accumulated depletion and depreciation	(14,763,266)	(12,378,889)
	$20,493,488	$19,831,363

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense.  There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2013 or 2012.  Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use.  Through December 31, 2013, we have capitalized no interest costs because our exploration and development projects generally last less than six months.  Costs to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized.  On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil.  Depletion and depreciation expense for oil and natural gas producing property and related equipment was $2,389,000 and $2,086,000 for the years ended December 31, 2013 and 2012, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  No impairment of unproved properties was recorded during the years ended December 31, 2013 or 2012.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows.  If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy.  We recorded an impairment on our proved oil and natural gas properties of $485,999 and $204,190 during the years ended December 31, 2013 and 2012, respectively.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced.  We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances.  We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance.  No such allowance was indicated at December 31, 2013 or 2012.  As of December 31, 2013, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production.  At December 31, 2013, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production.  These two customers accounted for 75% of accounts receivable at December 31, 2013.  At December 31, 2012, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production.  These two customers accounted for 63% of accounts receivable at December 31, 2012.  In the event that one or more of these significant customers ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joint Interest Billings Receivable and Oil and Natural Gas Revenues Payable
Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates.  The receivable is recognized when the cost is incurred and the related payable and the Company's share of the cost is recorded. We often have the ability to offset amounts due against the participant's share of production from the related property.

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables.  The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was approximately $174,000 at December 31, 2013 and 2012.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company.  The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost.  Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years.  Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.  Depreciation expense for other property and equipment was $6,000 for each of the years ended December 31, 2013 and 2012.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company's asset retirement obligations for the years ended December 31:

	2013	2012
Asset retirement obligation at January 1,	$1,595,935	$1,515,002

Accretion of discount	96,000	91,000

Liabilities incurred during the year	22,000	22,000

Liabilities settled during the year	(1,250)	(32,067)

Asset retirement obligation at December 31,	$1,712,685	$1,595,935

The entire balance was classified as a non-current liability at December 31, 2013 and 2012.

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

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense.  Total production and ad valorem taxes were $1,194,443 and $1,297,165 for the years ended December 31, 2013 and 2012, respectively.

Use of Estimates and Certain Significant Estimates
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant assumptions are required in the valuation of proved oil and natural gas reserves, which as described above may affect the amount at which oil and natural gas properties are recorded.  The Company's allowance for doubtful accounts is a significant estimate and is based on management's estimates of uncollectible receivables.  The asset retirement obligations require estimates of future plugging and abandonment expenditures.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues.  Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers.  The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties.  Differences between volumes sold and volumes based on entitlements create natural gas imbalances.  Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  There were no material natural gas imbalances as of December 31, 2013 and 2012.

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

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers.  During the year ended December 31, 2013, we had sales of 10% or more of our total oil and natural gas sales revenue to two customers which represented 71% of total oil and natural gas sales revenue for the year ended December 31, 2013.  During the year ended December 31, 2012, we had sales of 10% or more of our total oil and natural gas sales revenue to four customers which represented 64% of total oil and natural gas sales revenue for the year ended December 31, 2012.

Comprehensive Income
The Company has no elements of comprehensive income other than net income.

Share-Based Compensation
We measure and record compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Additionally, compensation costs for share-based awards are recognized over the requisite grant-date service period based on the grant-date fair value.  There were no outstanding share-based awards during 2013 or 2012.

Financial Instruments
The Company's financial instruments are cash, certificates of deposit, accounts receivable and payable and long-term debt.  Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments.  Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	OIL AND NATURAL GAS PROPERTIES

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2013 and 2012.  The Company drilled a successful developmental well in New Mexico in 2013, for which the net cost to the Company was approximately $3,000,000. The Company also drilled a successful developmental well in New Mexico in 2012, for which the net cost to the Company was approximately $3,000,000.

The Company sold its interest in the Stauss Field in October 2013 for net proceeds of $5,000.  A gain of $4,000 was recognized on the sale as the property had been previously impaired. The Company sold its interest in the South Vacuum Field in October 2012 for net proceeds of $204,000.  A gain of $204,000 was recognized in 2012 on the sale as the property had been fully impaired.

The Irby #1 on the Riverdale Prospect in Goliad County, Texas, was drilled and deemed to be non-economic after analyzing the electric logs. The decision was made to plug and abandon the well and no other exploratory wells are planned for this prospect. Dry hole expenses of $152,650 were recognized for the twelve months ending December 31, 2013. No dry hole expenses were recognized in 2012.

3.	RELATED PARTY TRANSACTIONS

The Company leases office space from the estate of its former president.  Rent expense for this month-to-month lease was $30,000 for each of the years ended December 31, 2013 and 2012, respectively.

4.	COMMODITY DERIVATIVES

On September 26, 2013, we entered into the following commodity positions to hedge our oil production price risk, through March 31, 2014. The following positions were outstanding at December 31, 2013:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars Jan – March 2014	200	18,000	$87.00	$108.00

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of our open commodity derivatives as of December 31, 2013 and 2012:

	Liability Derivatives
		Fair Value
	Balance Sheet	December 31,	December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$4,000	$-

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	12 Months Ended December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments

Unrealized loss on commodity derivatives	Other Income (Expense)	$(4,000)	$-
Realized gain on commodity derivatives	Other Income (Expense)	$-	$254,151

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2013, we had no Level 1 measurements

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2013, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At December 31, 2013, we had no Level 3 measurements.

Realized gains and losses are included in other income (expense) on our consolidated statements of operations. No realized gains were recognized for the year ending December 31, 2013. Realized gains were $254,151 for the year ending December 31, 2012.

5.	LINE OF CREDIT

The Company has a line of credit with a bank with a borrowing base of $11,000,000 at December 31, 2013 and 2012, respectively.  The amount outstanding under this line of credit was $6,740,000 as of December 31, 2013 and 2012. The agreement requires monthly interest-only payments until maturity on October 18, 2016.  The interest rate is based on a LIBOR or Prime option.  The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage.  Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 3.50% as of December 31, 2013 and 2012, respectively.  The commitment fee is .50% of the unused borrowing base.  The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements.  We were in compliance with our covenants as of December 31, 2013 and 2012. The credit line was amended on March 19, 2014 on the substantially identical terms, except that the requirement for a personal guarantee by the President and CEO was removed, and extended the maturity date to October 18, 2016.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2013	2012
Current:
Federal	$(109,000)	$(248,000)
State	(20,070)	(64,000)
Total current	(129,070)	(312,000)

Deferred:
Federal	(590,000)	(842,000)
State	(48,000)	(20,000)
Total deferred	(638,000)	(862,000)

Total income tax provision	$(767,070)	$(1,174,000)

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2013 and 2012 as follows:

	2013	2012
Statutory rate	34%	34%
State taxes, net of federal benefit	3%	2%
Effective rate	37%	36%

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities.

Significant components of net deferred tax assets and liabilities are:

	December 31,
	2013	2012
Deferred tax assets:
Asset retirement obligation	$393,000	$357,000
Allowance for doubtful accounts	63,000	63,000
Accrued compensation and other	-	109,000
Unrealized loss on commodity derivatives	1,000	-
Alternative minimum tax credit carryforward	80,000	-
Total deferred tax assets	537,000	529,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	(3,446,000)	(2,800,000)
Total deferred tax liabilities	(3,446,000)	(2,800,000)

Net deferred tax liability	$(2,909,000)	$(2,271,000)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net deferred tax assets and liabilities are recorded as follows:

	2013	2012
Current asset	$64,000	$171,000
Non-current liability	(2,973,000)	(2,442,000)
Total	$(2,909,000)	$(2,271,000)

The Company had no material uncertain tax positions as of December 31, 2013 and 2012.

The Company's policy regarding income tax interest and penalties is to record those items as general and administrative expense.  During the years ended December 31, 2013 and 2012, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2013 and 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2010.  The Company is not currently involved in any income tax examinations.

7.	EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012.  The dilutive effect of the warrants for the twelve months ended December 31, 2013 and 2012 is presented below.

	December 31,
	2013	2012

Net income	$1,278,997	$2,112,263

Weighted average common stock outstanding	8,062,167	8,006,959
Weighted average dilutive effect of stock warrants	323,086	445,470
Dilutive weighted average shares	8,385,253	8,452,429

Earnings per share:
Basic	$0.16	$0.26
Diluted	$0.15	$0.25

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS' EQUITY

We approved a stock warrant dividend of one warrant per one common share outstanding in the fourth quarter of 2011 with the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  The fair value of the warrants of approximately $8,000,000 was reclassified from retained earnings to additional paid in capital to the extent of available retained earnings of $6,895,361 on the record date. A total of 22,400 warrants to purchase an equal number of common shares for proceeds of $89,600 were exercised during the year ended December 31, 2013. The following table summarizes the warrants outstanding at December 31, 2012 and December 31, 2013:

Warrants outstanding, December 31, 2012	7,983,175
Warrants exercised	(22,400)
Warrants outstanding, December 31, 2013	7,960,775

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC ("MLV") providing for an at-the-market offering of securities of up to 900,000 shares of common stock (the "ATM Offering"). The ATM Offering was undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011.  We paid a sales commission equal to 7% of the gross sales price per share sold in addition to other costs to register the securities.  Effective June 25, 2012 to December 31, 2012, we sold through MLV 60,761shares of common stock pursuant to this agreement for gross proceeds of $257,358.  Expenses associated with the sale of common shares were $63,769 which includes commissions and other offering costs. No shares were sold in the year ended December 31, 2013. The Board of Directors terminated the ATM Offering in February, 2014.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

As of December 31, 2013 and 2012, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond.  The letter of credit is collateralized by our line of credit with Citibank.

On November 12, 2013, we engaged Stephens, Inc. ("Stephens") to provide general financial and Investment Banking advice. Pursuant to the agreement we began paying Stephens a retainer of $10,000 per month, paid monthly in advance beginning January 1, 2014. The agreement can be terminated by either party with thirty days' notice with no further obligation for a monthly retainer. The agreement provides for success fees in the range of 1% to 7% depending on the nature of the transaction. Furthermore, any amounts paid for the retainer would be credited against any investment banking fees due in the event of a successful transaction.

On October 24, 2008, our Board of Directors approved a Performance Based Bonus Program (the "Bonus Program") for our President and Chief Executive Officer.  The Bonus Program is calculated and paid annually based on four performance parameters: 1) annual reserve additions from drilling and acquisitions; 2) growth in annual production; 3) growth in annual year over year earnings (before taxes and bonus); and 4) other notable achievements as the Board may recognize from time to time which are not easily quantifiable in the first three parameters.  Bonus awards of up to 50% of annual base salary may be achieved in each of the first three categories and up to 10% in the fourth category provided that the maximum bonus award for any year may not exceed 150% of base salary which is currently $280,000.  No bonuses were awarded under the Bonus Program in 2013. The Bonus Program is no longer in effect due to the death of our former President, Ray Reaves. We awarded approximately $300,000 to our former President and Chief Executive Officer, Ray Reaves, under the Bonus Program in 2012.

11.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following table sets forth certain information with respect to the oil and natural gas producing activities of the Company:

	Years Ended December 31,
	2012	2011
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	152,650	-
Development costs	3,479,135	4,571,324
Total costs incurred	$3,631,785	$4,571,324

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves.  There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2012	1,200,264	2,269,548
Revisions of previous estimates	13,854	48,955
Extensions and discoveries	115,093	209,930
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(104,285)	(180,098)
Balance, December 31, 2012	1,224,926	2,348,335
Revisions of previous estimates	(202,450)	(322,413)
Extensions and discoveries	99,988	143,343
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(101,752)	(179,737)
Balance, December 31, 2013	1,020,712	1,989,528

Proved developed reserves, December 31, 2013	916,139	1,834,899
Proved developed reserves, December 31, 2012	983,900	1,898,705

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

Year Ended December 31, 2012
The average natural gas price used in our proved reserves estimate at December 31, 2012 was $2.60 per Mcf.  The average oil price used in our proved reserves estimate at December 31, 2012 was $93.42 per barrel. We re-completed additional wells on the Apache Bromide lease during the year end 2012, and we drilled the East Lusk Federal well #2, which were the primary reasons for the quantities listed under extensions and discoveries.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2013
The average natural gas price used in our proved reserves estimate at December 31, 2013 was $3.49 per Mcf.  The average oil price used in our proved reserves estimate at December 31, 2013 was $90.14 per barrel. We drilled the East Lusk Federal well #3 and re-completed an additional well on the North Block lease during the year ended December 31, 2013, which were the primary reasons for the quantities listed under extensions and discoveries.  Our consulting engineers decreased our proved reserves in the East Lusk Field due to a steeper than anticipated decline curve on the East Lusk Federal #2 and #3 wells.

12.	STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The standardized measure of discounted future net cash flows at December 31, 2013 and 2012, relating to proved oil and natural gas reserves is set forth below.  The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth.  The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards.  Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2013 and 2012, to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

	Years Ended December 31,
	(in thousands)
	2013	2012

Future cash inflows	$101,289	$117,560
Future production costs	(38,667)	(43,641)
Future development cost	(3,681)	(5,022)
Future income taxes	(18,115)	(21,200)

Future net cash flows	40,826	47,697
10% annual discount	(20,455)	(22,597)

Standardized measure of discounted future net cash flows	$20,371	$25,100

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2013	2012
Balance, beginning of year	$25,100	$25,913
Sales of oil and natural gas produced, net of production costs	(6,416)	(6,914)
Sale of reserves	-	-
Extensions and discoveries	3,040	3,722
Net changes in prices and production costs	525	(2,400)
Net changes in future development costs	(1,227)	(2,160)
Revisions and other changes	(6,556)	2,861
Accretion of discount	3,736	3,841
Net change in income taxes	2,169	237
Balance, end of year	$20,371	$25,100

13.	SUBSEQUENT EVENT (UNAUDITED)

Subsequent to December 31, 2013, the Company participated in a successful development well in the Taylor Serbin field, for which the net cost was approximately $1,000,000. We drew $500,000 from our line of credit to finance approximately half of the costs of this well. Production on the well began in late January 2014.

As of February 1, 2014, the Company no longer rents office space from the estate of our former President, Ray Reaves. On January 24, 2014, the Company entered into a two year lease for office space in Austin, Texas, for approximately $3,000 per month.

In January 2014, the Company entered into a consulting agreement with a relative of a Board member for petroleum engineering services related to our oil and natural gas properties. Services rendered under this agreement were $28,000 in January to March, 2014.

On January 1, 2014 FieldPoint Petroleum Corp. ("FieldPoint") signed an exploration agreement ("the agreement") with Riley Exploration, LLC ("Riley").  The agreement provides for an Area of Mutual Interest ("AMI") and a 90 day due diligence period, after which both Companies will cross assign their working interest and vertical wells with a targeted ownership for FieldPoint of 25%.  The agreement also provides for a development plan with the intent to drill up to twelve horizontal wells during the initial twelve month period after closing.  FieldPoint may elect to be the drilling operator of every fifth well.  The agreement also provides for a standard Joint Operating Agreement which allows either partner to participate or decline to participate in every well with no obligatory wells.

* * * * * * *

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Our Principal Executive Officer, Roger D. Bryant, and our Principal Financial Officer, Phillip H. Roberson, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Our former Principal Executive Officer and Principal Financial Officer, Ray D. Reaves, passed away on June 6, 2013. As a result, on June 9, 2013 the Board of Directors appointed Roger D. Bryant to serve as the Executive Chairman of the Board of Directors and oversee management of the Company.  On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named Chief Operating Officer and Chief Financial Officer. On December 10, 2013, Mr. Roberson was promoted to President of the Company.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)	There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting.  Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)	Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	71	Principal Executive Officer, Director,	June 9, 2013-present July 1997-present
Phillip H. Roberson	45	President, Principal Financial Officer	December 2013-present July 2013-present
Ray D. Reaves	51	Director, President, Chairman, Principal Executive Officer	May 1997-June 6, 2013
Karl W. Reimers	72	Director	October 2004-present
Dan Robinson	66	Director	August 2004-present
Debra Funderburg	55	Director	February 2006 - present
Nancy Stephenson	60	Director	October 2012 - present

Mr. Reaves was Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company from May 22, 1997 until his death, June 6, 2013.  Mr. Reaves also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to his death, has 25 years experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc.  Under Mr. Reaves' management in the years that followed, Bass Petroleum, Inc. gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Mr. Bryant serves as Chairman of the Board of the Corporation, and as its principal executive. He has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private companies in a number of different industries. He is currently a Founder and Partner of Co-Partners, LLC, a business consulting firm. Prior positions include Chief Executive Officer and Chairman of Canmax, Inc., a publicly traded software development company, President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., and President of Autogas Systems, Inc., the developer of "Pay-at-the-Pump" technology for the retail petroleum industry. Mr. Bryant holds a Bachelor of Science degree in Electrical Engineering from the University of Alabama, and has served on the Board of Directors of more than ten private and public companies.

Mr. Roberson, age 45, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm's operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 72, is a CPA and has served as a director of the Company since October 2004.  Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010.  He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993.  He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989.  He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 66, has served as a director of the Company since August 2004.  He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present.  Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer.  Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas.  Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin.  He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Debra Funderburg, age 55, has been a director of the Company since February 6, 2006.  From August 2010 to present she has served as Vice President Reservoir Engineering for Magnum Hunter Resources Corp.  From September 2007 to August 2010 she served as Vice President of Business Development for Sanchez Oil & Gas.  From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P.  From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey.  From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

Nancy Stephenson, age 60, has been a director of the Company since October 1, 2012. Ms. Stephenson was the Chief Accounting Officer for Cross Border Resources Corp. from August 10, 2011 through July 31, 2012 when she resigned as an officer but remained on staff through August 31, 2012.  Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business. From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc.  As Compliance Reporting Manager, she assisted with the preparation of financial statements and was responsible for TXCO Resources, Inc.'s periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

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

During the fiscal year ended December 31, 2013, eight meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the directors with the exception of the November 18, 2013, meting, which did not include Karl Reimers as he was traveling outside of the country. Meetings are conducted either in person or by telephone conference.

In 2013, outside directors received $500 per in-person meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a director.  As compensation for the increased activity levels since the untimely death of our CEO, the Chairman of the Board of Directors received a onetime fee of $35,000 and outside directors received $25,000 each in onetime fees for the fiscal year ended December 31, 2013. In addition, Roger Bryant was paid $6,000 per month for his role as Executive Chairman. Directors could receive grants of options to purchase shares of common stock.  Ms. Funderburg and Ms. Stephenson each received a $12,000 annual retainer.  At the December 6, 2013, meeting, the Board approved the Compensation Committee’s recommendation to restructure Board compensation effective for 2014. The new structure increases the fee for in-person meetings to $1,000 and provides for fees to compensate committee chairmen. It is expected that each member will receive approximately $39,000 for their service during 2014. Roger Bryant will be paid $10,000 per month plus meeting fees as Executive Chairman.

b.	Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings.  Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2013, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee.

Audit Committee

       The Audit Committee was composed of the following directors:

Nancy Stephenson, Chairperson
Karl W. Reimers
Dan Robinson

The Board of Directors has determined that Messrs. Reimers, Robinson, and Ms. Stephenson are "independent" within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K.  For this purpose, an Audit Committee member is deemed to be independent if he or she does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.  On April 2, 2013 Nancy Stephenson replaced Karl Reimers as Chairperson. Roger Bryant served on the Audit Committee prior to his election as Executive Chairman of the Board on June 9, 2013, when he was no longer considered independent while serving as Executive Chairman.

Karl Reimers and Nancy Stephenson, each a member of the Audit Committee, qualify as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

During the fiscal year ended December 31, 2013 the Audit Committee had four meetings. The committee is responsible for accounting and internal control matters.  The Audit Committee:

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

Audit Committee Report

       The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380.  The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Commission.

By the Audit Committee
Nancy Stephenson
Karl Reimers
Dan Robinson

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

During the fiscal year ended December 31, 2013 the Compensation Advisory Committee had two meetings.  The Compensation Advisory Committee:

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

Nomination Committee

       The Nomination Committee was composed of the following directors:

Karl Reimers, Chairman
Debbie Funderburg

       Of the currently serving two members Messrs. Reimers and Funderburg, would each be deemed to be independent within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2013.  Roger Bryant resigned from the Nomination Committee in 2013 as he was no longer considered independent while serving as Executive Chairman and not yet been replaced.

        The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the Board has not received from any security holder a director nominee recommendation.  The Board of Directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Phillip H. Roberson, President, Chief Operating Officer and Chief Financial Officer, at the Company's principal executive offices located in Austin, Texas and provide to Mr. Roberson, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-X, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2013.

        The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the Board of Directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the Board of Directors may do so by sending written communication to the Board of Directors to the attention of Mr. Roger Bryant, Principal Executive Officer, or Mr. Phillip Roberson, Chief Financial Officer, at the principal executive offices of the Company.  The Board of Directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended December 31, 2003.  Our Code of Business Conduct and Ethics can be found at our website address:  http://www.fppcorp.com.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, FieldPoint Petroleum Corporation, 609 Castle Ridge Road, Suite 335, Austin, Texas  78746.  Further, our Code of Business Conduct and Ethics is filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE Amex. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a).  Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2013, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis ("CD&A") provides an overview of the Company's executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2013 to the Company's "Named Executive Officers" (or "NEOs"), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company's compensation programs and should not be understood to be statements of management's expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Committee. The Compensation Committee (the "Committee") of the Board of Directors is composed of three non-employee directors, all of whom are independent under the guidelines of the NYSE Amex listing standards. The current Committee members are Dan Robinson, Karl Reimers and Debbie Funderburg. The Committee has responsibility for determining and implementing the Company's philosophy with respect to executive compensation. To implement this philosophy, the Committee oversees the establishment and administration of the Company's executive compensation program.

Compensation Philosophy and Objectives. The guiding principle of the Committee's executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Committee has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Committee believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Committee continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Committee annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Committee believes that a substantial portion of the compensation paid to the Company's NEOs should be at risk, contingent on the Company's operating and market performance. Consistent with this philosophy, the Committee will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives' focus on the Company's long-term performance.

Committee Process. The Committee meets as often as necessary to perform its duties and responsibilities. The Committee usually meets with the Executive Chairman and the President and CFO. In addition, the Committee periodically meets in executive session without management.

The Committee's meeting agenda is normally established by the Committee Chairperson in consultation with the Executive Chairman and the President and CFO. Committee members receive and review materials in advance of each meeting. Depending on the meeting's agenda, such materials may include: financial reports regarding the Company's performance, reports on achievement of individual and corporate objectives, reports detailing executives' stock ownership and options, tally sheets setting forth total compensation and information regarding the compensation programs and levels of certain peer group companies.

Role of Executive Officers in Compensation Decisions. The Committee makes all compensation decisions for the NEOs. Decisions regarding the compensation of other employees are made by the Executive Chairman and the President and CFO in consultation with the Committee. In this regard, the NEOs provide the Committee evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

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

The Committee retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO's experience, responsibilities and performance.

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

Components of Compensation. For the years ended December 31, 2013 and 2012, the largest component of compensation for the CEO, Executive Chairman and the President and CFO was base salary.  We did provide additional compensation in the form of annual incentive bonus and perquisites to the CEO.

Base Salary. The Company provides the NEOs with base salaries to compensate them for services rendered during the year. The Committee believes that competitive salaries must be paid in order to attract and retain high quality executives. The Committee reviews the NEO’s salaries at the end of each year, with any adjustments to base salary becoming effective on January 1 of the succeeding year.

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

Base salaries paid to the NEOs are deductible for federal income tax purposes except to the extent that the executive’s aggregate compensation which is subject to Section 162(m) of the Internal Revenue Code (the “Code”) exceeds $1 million.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Company's four (4) most highly compensated executive officers, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensa -tion	Nonqualified Deferred Compensation Earnings	All Other Compensa- tion	Total
Phillip H. Roberson, President, and CFO	2013	$75,000	$35,000	-	-	-	-	-	$110,000
Ray D. Reaves, CEO, President	2013	$140,000	$-	-	-	-	-	-	$140,000
Ray D. Reaves, CEO, President	2012	$351,400	$300,000	-	-	-	-	-	$651,400
Ray D. Reaves, CEO, President	2011	$250,000	$56,548	-	-	-	-	-	$306,548

Bonus Plan

In 2008, the Company's Board of Directors adopted a Performance Based Bonus Program for the President and CEO (the "Bonus Plan").   Under the Bonus Plan, the President can earn an annual bonus based upon four parameters: (i) annual reserve additions from drilling and acquisitions as measured by the Board approved Annual Business Plan ("Business Plan") ("Reserve Bonus"), (ii) growth in annual production as measured by the Business Plan, ("Production Bonus") (iii) growth in annual year over year earnings before taxes and bonus ("EBBT")("Earnings Bonus"), and (iv) other notable achievements as determined by the Board ("Achievement Bonus").

To earn any of the Reserve Bonus, Production Bonus or Earnings Bonus, the Company's performance must exceed the goal or target set by the Board in the Business Plan.  If actual reserve additions for the year exceed the Business Plan target, a bonus will be paid equal to the percentage that the actual reserve additions bears to the total reserves reported in the previous year's Annual Report on Form 10-K (the "Prior 10-K"), not to exceed 50% of Base Salary.  If actual production for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that the actual production bears to the total production reported in the Prior 10-K, not to exceed 50% of Base Salary.  If actual EBBT for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that actual EBBT bears to EBBT as reported in the Prior 10-K, not to exceed 50% of Base Salary.  The Achievement Bonus is discretionary with the Board and cannot exceed 10% of Base Salary.  The maximum cumulative bonus payable in any given year may not exceed 150% of Base Salary. This Bonus Plan was only applicable to the former CEO Ray Reaves and no bonus was paid under the Plan in 2013.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ray Reaves	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Roger Bryant	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Phillip Roberson	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-

The following table sets forth information concerning compensation paid to the Company's directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$78,000	-	-	-	-	-	$78,000
Karl Reimers	$26,000	-	-	-	-	-	$26,000
Dan Robinson	$26,000	-	-	-	-	-	$26,000
Debra Funderburg	$37,500	-	-	-	-	-	$37,500
Nancy Stephenson	$37,500	-	-	-	-	-	$37,500

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2012 and 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of March 27, 2014 and the percentage of outstanding common stock owned as of March 27, 2014.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner	Percent of Class(1)
Estate of Ray D. Reaves	3,037,000	37.7%
Roger D. Bryant	28,000	*
Dan Robinson	96,000	1.2%
Karl Reimers	58,100	*
Debbie Funderburg	16,000	*
Nancy Stephenson	2,500	*
All Officers and Directors as a Group (5 persons)	200,600	2.5%

*      indicates less than 1%

(1)      The percentages shown are calculated based upon 8,066,336 shares of common stock issued and outstanding at March 27, 2014.  In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Annual Report upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)      Unless otherwise stated, the beneficial owner's address is 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company leased office space from the estate of its majority shareholder in 2013. The lease required monthly payments of $2,500 on a month to month basis. The lease was cancelled in 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates LLP ("Hein") as our independent registered public accounting firm.    Hein audited our consolidated financial statements for fiscal 2013 and 2012.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services.  The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants.  Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2013	2012
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$117,300	$101,900
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	23,900	18,800
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$141,200	$120,700

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).

	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank

	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank

	4.4.	Stock Option Agreement (incorporated by reference to the Company's Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

	4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company's Form S-3 as filed with the Commission on November 22, 2011.)

	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)

	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

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

10.6
Loan and Security Agreement with CitiBank, N.A., dated October 18, 2006 (incorporated by reference from the Company's current report on Form 8k dated October 18, 2006 as filed with the Commission on October 20, 2006.)

10.7
Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, incorporated by reference from the Company's Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.

10.8	Securities Purchase Agreement (incorporated by reference to the Company's Form SB-2 dated September 20, 2005 as filed with the Commission on September 20, 2005.)

10.9	Registration Rights Agreement (incorporated by reference to the Company's Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

10.10	Stock Purchase Agreement (incorporated by reference to the Company's Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.11	Board Compensation Agreement (incorporated by reference to the Company's Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.12	Security Agreement (incorporated by reference to the Company's Form 8-K dated October 18, 2006 as filed with the Commission on October 20, 2006).

10.13	Bonus Program (incorporated by reference to the Company's Form 8-K dated October 24, 2008 as filed with the Commission on October 29, 2008.)

10.14	Guaranty Agreement (incorporated by reference to the Company's Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.15	First Amendment to Loan & Security Agreement (incorporated by reference to the Company's Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.16	Second Amendment to Loan & Security Agreement (incorporated by reference to the Company's Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.17	Third Amendment to Loan & Security Agreement (incorporated by reference to the Company's Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.18	Fourth Amendment to Loan & Security Agreement (incorporated by reference to the Company's Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.19	Fifth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 8-K dated March 21, 2014, as filed with the Commission on March 21, 2014.)

14.	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

23	Consent of Hein & Associates LLP

31.1	Certification of Principal Executive Officer required by Section 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Operating Officer and Principal Financial Officer required by Section 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve & Economic Evaluation Report

99.2	Estimates of Future Reserve & Revenues Report

99.3	Estimates of Proved Reserves and Revenues

99.4	Letter Report and Certificate of Qualification of Fletcher Lewis Engineering, Inc.

99.5	Letter Report and Certificate of Qualification of PGH Petroleum & Environmental Engineers, L.L.C.

99.6	Letter Report and Certificate of Qualification of Joe C. Neal & Associates

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date:	March 27, 2014	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date:	March 27, 2014	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roger D. Bryant	Date: March 27, 2014
Roger D. Bryant
Principal Executive Officer,
Director

By:	/s/ Phillip H. Roberson	Date: March 27, 2014
Phillip H. Roberson
President,
Principal Operating Officer, and
Principal Financial Officer

By:	/s/ Dan Robinson	Date: March 27, 2014
Dan Robinson
Director

By:	/s/ Karl W. Reimers	Date: March 27, 2014
Karl W. Reimers
Director

By:	/s/Debra Funderburg	Date: March 27, 2014
Debra Funderburg
Director

By:	/s/Nancy Stephenson	Date: March 27, 2014
Nancy Stephenson
Director