Form 10-Q
period 2014-03-31
FIELDPOINT PETROLEUM CORP
filed 2014-05-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014

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

As of May 12, 2014, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,071,901.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,880,904	$2,648,487
Certificates of deposit	44,728	44,721
Accounts receivable:
Oil and natural gas sales	1,517,176	1,078,333
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	240,916	226,743
Prepaid income taxes	268,456	319,097
Deferred income tax asset—current	64,000	64,000
Prepaid expenses and other current assets	100,440	64,751
Prepaid drilling costs	556,358	-
Total current assets	4,672,978	4,446,132

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	36,865,575	35,256,754
Other equipment	67,043	62,836
Less accumulated depletion and depreciation	(15,628,394)	(14,802,894)
Net property and equipment	21,304,224	20,516,696

Total assets	$25,977,202	$24,962,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$818,805	$742,493
Oil and gas revenues payable	194,193	240,588
Unrealized loss on commodity derivatives	50,209	4,000
Total current liabilities	1,063,207	987,081

LONG-TERM DEBT	7,240,000	6,740,000
DEFERRED INCOME TAXES	3,074,000	2,973,000
ASSET RETIREMENT OBLIGATION	1,741,997	1,712,685
Total liabilities	13,119,204	12,412,766

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 8,993,336 shares issued each period, and 8,066,336 outstanding each period	89,933	89,933
Additional paid-in capital	11,751,298	11,751,298
Retained earnings	2,983,659	2,675,723
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	12,857,998	12,550,062
Total liabilities and stockholders’ equity	$25,977,202	$24,962,828

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2014	2013
REVENUE:
Oil and natural gas sales	$2,904,215	$2,401,082
Well operational and pumping fees	8,950	17,066
Disposal fees	-	70,000
Total revenue	2,913,165	2,488,148

COSTS AND EXPENSES:
Production expense	979,468	790,729
Depletion and depreciation	825,500	523,500
Accretion of discount on asset retirement obligations	26,000	24,000
General and administrative	495,552	243,996
Total costs and expenses	2,326,520	1,582,225

OPERATING INCOME	586,645	905,923

OTHER INCOME (EXPENSE):
Interest income	323	564
Interest expense	(68,452)	(59,978)
Unrealized loss on commodity derivatives	(46,209)	-
Miscellaneous	629	-
Total other income (expense)	(113,709)	(59,414)

INCOME BEFORE INCOME TAXES	472,936	846,509

INCOME TAX EXPENSE – CURRENT	(64,000)	(99,000)
INCOME TAX EXPENSE – DEFERRED	(101,000)	(204,000)
TOTAL INCOME TAX PROVISION	(165,000)	(303,000)

NET INCOME	$307,936	$543,509

EARNINGS PER SHARE:
BASIC	$0.04	$0.07
DILUTED	$0.03	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,066,336	8,049,732
DILUTED	8,953,701	8,049,732

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307,936	$543,509
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on commodity derivatives	46,209	-
Depletion and depreciation	825,500	523,500
Accretion of discount on asset retirement obligations	26,000	24,000
Deferred income tax expense	101,000	204,000
Changes in current assets and liabilities:
Accounts receivable	(453,016)	(55,195)
Income taxes receivable	50,641	141,740
Prepaid expenses and other assets	(592,047)	(30,486)
Accounts payable and accrued expenses	76,305	(505,376)
Oil and gas revenues payable	(46,395)	18,195
Net cash provided by operating activities	342,133	863,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(1,609,716)	(104,190)
Net cash used in investing activities	(1,609,716)	(104,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	500,000	-
Common stock issued from the exercise of warrants	-	83,600
Net cash provided by financing activities	500,000	83,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(767,583)	843,297

CASH AND CASH EQUIVALENTS, beginning of the period	2,648,487	1,408,075

CASH AND CASH EQUIVALENTS, end of the period	$1,880,904	$2,251,372

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$64,237	$59,978
Cash paid during the period for taxes	$17,752	$29,032
Capital items in accounts payable	$-	$124,541

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2013.

2.	Oil and Natural Gas Properties

In January 2014, the Company drilled and completed a successful development well in Lee County, Texas. The net cost to the Company was approximately $1,000,000.

3.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company had 7,960,775 and 7,962,275 warrants outstanding with an exercise price of $4.00 at March 31, 2014, and 2013, respectively.  The dilutive effect of the warrants for the three months ended March 31, 2014 and 2013 is presented below.

	For the Three Months Ended March 31,
	2014	2013

Net income	$307,936	$543,509

Weighted average common stock outstanding	8,066,336	8,049,732
Weighted average dilutive effect of stock warrants	887,365	-
Dilutive weighted average shares	8,953,701	8,049,732

Earnings per share:
Basic	$0.04	$0.07
Diluted	$0.03	$0.07

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

For the three months ending March 31, 2014, and 2013, the tax provision is approximately 35% and 36%, respectively, of book income before tax. The rate for March 31, 2014 differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the domestic production activities deduction.

5.	Related Party Transactions

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Rent expense for this month-to-month lease was $7,500 for the three month period ended March 31, 2013. Beginning February 1, 2014, the Company no longer rents office space from the estate.

During the three month period ended March 31, 2014, the Company paid a relative of a Board member $28,000 for petroleum engineering services.

6.	Long-Term Debt

The Company has a line of credit with a bank with a borrowing base of $11,000,000 at March 31, 2014, and December 31, 2013.  The credit line was amended on March 19, 2014 on the substantially identical terms, except that the requirement for a personal guarantee by the former President and CEO was removed, and the maturity date was extended to October 18, 2016. The amount outstanding under this line of credit was $7,240,000 and $6,740,000 as of March 31, 2014 and December 31, 2013, respectively. The agreement requires monthly interest-only payments until maturity on October 18, 2016. The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company was in compliance with debt covenants as of March 31, 2014.

7.	Stockholders’ Equity

The Company issued a stock warrant dividend of one warrant per one common share outstanding as of the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  No warrants were exercised during the three months ending March 31, 2014. The following table summarizes the warrants outstanding at December 31, 2013 and March 31, 2014:

Warrants outstanding, December 31, 2013	7,960,775
Warrants exercised	-
Warrants outstanding, March 31, 2014	7,960,775

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Commodity Derivatives

On March 27, 2014, we entered into the following commodity positions to hedge our oil production price risk, effective from April 1, 2014, to September 30, 2014. These positions were outstanding at March 31, 2014:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars April 1 – September 2014	200	36,600	$87.50	$105.00

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2014 and December 31, 2013:

	Liability Derivatives
		Fair Value
	Balance Sheet	March 31,	December 31,
	Location	2014	2013
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$50,209	$4,000

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	Fair Value Three Months Ended March 31,
	Location	2014	2013
Derivatives not designated as hedging instruments

Unrealized loss on commodity derivatives	Other Income (Expense)	$(46,209)	$-

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

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information.  We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement).  The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2014, we had no Level 1 measurements

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2014, we had no Level 3 measurements.

9.	Commitments

In January 2014, the Company entered into a two year lease for office space in Austin, Texas. Contractual lease payments are approximately $3,000 per month through January, 2016.

10.	Subsequent Events

On April 1, 2014, the Company began drilling a developmental well in Lee County, Texas, and expect to complete the well in the second quarter of 2014. Net cost to the company to drill and complete the well is approximately $1,000,000. The Company recently elected to drill two additional development wells in Lee County, Texas. Net cost to drill and complete the wells is expected to be $1,000,000 per well.

Subsequent to March 31, 2014, the Company received approximately $22,000 proceeds from the exercise of 5,565 warrants at $4.00 per share.

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

The Company completed drilling the Ranger 8A 1H well in the Taylor Serbin field in Texas. Production began February 1, 2014. We plan to drill ten to twelve more wells in this same area during 2014. In addition, the Company plans to drill the fourth well in the East Lusk field in New Mexico during the fourth quarter 2014.

Results of Operations

Comparison of three months ended March 31, 2014 to the three months ended March 31, 2013

	Quarter Ended March 31,
	2014	2013
Revenue:
Oil sales	$2,605,280	$2,208,733
Natural gas sales	298,935	192,349
Total oil and natural gas sales	$2,904,215	$2,401,082

Sales volumes:
Oil (Bbls)	28,009	24,631
Natural gas (Mcf)	44,483	41,185
Total (BOE)	35,423	31,495

Average sales prices:
Oil ($/Bbl)	$93.02	$89.67
Natural gas ($/Mcf)	6.72	4.67
Total ($/BOE)	$81.99	$76.24

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$27.65	$25.11
Depletion and depreciation	23.30	16.62
Accretion of discount on asset retirement obligations	0.74	0.76
General and administrative	13.99	7.75
Total	$65.68	$50.24

Oil and natural gas sales revenues increased 21% or $503,133 to $2,904,215 for the three-month period ended March 31, 2014 from the comparable 2013 period.  Average oil sales prices increased 4% to $93.02 for the three-month period ended March 31, 2014 compared to $89.67 for the period ended March 31, 2013.  Average natural gas sales prices increased to $6.72 for the three-month period ended March 31, 2014 compared to $4.67 for the period ended March 31, 2013.  Increased oil and natural gas production accounted for an increase in revenue of approximately $318,000. Higher commodity prices for oil and natural gas account for an increase in revenue of approximately $185,000.  We anticipate volumes to increase in the coming quarters primarily due to additional drilling in New Mexico expected in the fourth quarter of 2014 and drilling of ten to twelve wells in the Taylor Serbin field in Texas during 2014.

Lease operating expenses increased 24% or $188,739 to $964,468 for the three month period ended March 31, 2014 from the comparable 2013 period.  This was primarily due to increases in costs associated with new field production in 2013, remediation and workover expenses mainly in our operated properties including Taylor Serbin, the Block A49 & Block 6 and Big Muddy fields and workover expenses in the Apache Bromide field initiated by the operator, Quantum Resources. Lifting costs per BOE increased $2.54 to $27.65 for the 2014 period compared to $25.11 for the three months ended March 31, 2013. We anticipate lease operating expenses to increase over the following quarters due to additional remedial repairs and workover expenses in the Taylor Serbin and Apache Bromide fields, as well as additional costs related to production from new wells in Texas and New Mexico.

Depletion and depreciation increased 58% or $302,000 to $825,500 for the three month period ended March 31, 2014 versus $523,500 in the 2013 comparable period.  This was primarily due to the addition of the new East Lusk #3 and the Ranger 8A wells since the prior period.

General and administrative overhead cost increased 103% or $251,556 to $495,552 for the three-month period ended March 31, 2014 from the three-month period ended March 31, 2013.  This was primarily attributable to increases in professional services and directors’ fees during the 2014 period.  At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expenses, net for the quarter ended March 31, 2014, were $113,709 compared to other expense, net of $59,414 for quarter ended March 31, 2013.  During the three months ended March 31, 2014, the net increase was primarily due to an $8,000 increase in interest expense and a $46,000 unrealized loss on commodity derivatives.

Liquidity and Capital Resources

Cash flow provided by operating activities was $342,133 for the three month period ended March 31, 2014, as compared to $863,887 of cash flow provided by operating activities in the comparable 2013 period.  The decrease in cash flows from operating activities was primarily due to changes in accounts receivable, prepaid expenses and lower net income offset by changes in accounts payable.

Cash flow used in investing activities was $1,609,716 for the three month period ended March 31, 2014 and $104,190 in the comparable 2013 period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow provided by financing activities for the three month period ended March 31, 2014 was $500,000 from the draw on our line of credit. Cash flow provided by financing activities for the three month period ended March 31, 2013 was $83,600 from the exercise of 20,900 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

We may continue to raise financing through draws from our line of credit which has a borrowing base of $11,000,000.  We anticipate our operating cash flow and other capital resources, including our Citibank revolving credit facility, if needed, will adequately fund planned capital expenditures and other capital uses over the near term.  Based on industry outlook for the remainder of 2014, prices for oil and gas may be lower than the comparable period in 2013.

PART I
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  On March 27, 2014, we entered into a commodity derivative position effective April 1, 2014. The collars have a floor of $87.50 and a ceiling of $105.00 for 200 barrels of oil per day from April 1, 2014, to September 30, 2014. We had a net unrealized loss of $46,209 on commodity derivative transactions during the three month period ending March 31, 2014. We had no unrealized gains or losses on derivative positions during the three month period ending March 31, 2013.

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

b)	Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Date:	May 14, 2014	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date:	May 14, 2014	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer