Form 10-Q
period 2014-09-30
FIELDPOINT PETROLEUM CORP
filed 2014-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014

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

As of November 7, 2014, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,125,385.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,734,121	$2,648,487
Certificates of deposit	30,807	44,721
Accounts receivable:
Oil and natural gas sales	1,050,777	1,078,333
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	318,568	226,743
Prepaid income taxes	344,392	319,097
Deferred income tax asset—current	98,000	64,000
Prepaid expenses and other current assets	115,884	64,751
Total current assets	3,692,549	4,446,132

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	40,908,854	35,256,754
Other equipment	68,948	62,836
Less accumulated depletion and depreciation	(16,835,394)	(14,802,894)
Net property and equipment	24,142,408	20,516,696

Total assets	$27,834,957	$24,962,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,636,984	$742,493
Oil and gas revenues payable	213,266	240,588
Unrealized loss on commodity derivatives	-	4,000
Total current liabilities	1,850,250	987,081

LONG-TERM DEBT	7,240,000	6,740,000
DEFERRED INCOME TAXES	3,437,000	2,973,000
ASSET RETIREMENT OBLIGATION	1,774,611	1,712,685
Total liabilities	14,301,861	12,412,766

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 9,052,378 and 8,993,336 shares issued, respectively, and 8,125,378 and 8,066,336 outstanding, respectively	90,523	89,933
Additional paid-in capital	12,059,167	11,751,298
Retained earnings	3,350,298	2,675,723
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	13,533,096	12,550,062
Total liabilities and stockholders’ equity	$27,834,957	$24,962,828

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Oil and natural gas sales	$2,308,985	$2,571,006	$7,580,740	$7,138,419
Well operational and pumping fees	(1,603)	10,669	25,011	39,113
Disposal fees	60,211	-	73,316	189,974
Total revenue	2,367,593	2,581,675	7,679,067	7,367,506

COSTS AND EXPENSES:
Production expense	1,005,735	1,089,469	2,971,013	2,560,438
Depletion and depreciation	583,500	501,500	2,032,500	1,515,500
Exploration expense	-	(11,554)	-	152,650
Accretion of discount on asset retirement obligations	27,000	24,000	78,000	72,000
General and administrative	496,002	293,015	1,347,536	815,070
Total costs and expenses	2,112,237	1,896,430	6,429,049	5,115,658

OPERATING INCOME	255,356	685,245	1,250,018	2,251,848

OTHER INCOME (EXPENSE):
Interest income	292	396	963	1,759
Interest expense	(64,473)	(78,376)	(195,709)	(199,406)
Unrealized gain (loss) on commodity derivatives	44,000	(50,000)	4,000	(50,000)
Miscellaneous	-	11,634	8,846	10,744
Total other expense	(20,181)	(116,346)	(181,900)	(236,903)

INCOME BEFORE INCOME TAXES	235,175	568,899	1,068,118	2,014,945

INCOME TAX BENEFIT (EXPENSE) – CURRENT	112,457	66,000	36,457	(35,000)
INCOME TAX EXPENSE – DEFERRED	(208,000)	(267,000)	(430,000)	(692,000)
TOTAL INCOME TAX PROVISION	(95,543)	(201,000)	(393,543)	(727,000)

NET INCOME	$139,632	$367,899	$674,575	$1,287,945

EARNINGS PER SHARE:
BASIC	$0.02	$0.05	$0.08	$0.16
DILUTED	$0.02	$0.04	$0.07	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,119,903	8,066,336	8,085,736	8,060,763
DILUTED	9,149,297	8,656,556	9,415,663	8,208,810

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$674,575	$1,287,945
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of oil and natural gas properties	-	(4,000)
Unrealized (gain)/loss on commodity derivatives	(4,000)	50,000
Depletion and depreciation	2,032,500	1,515,500
Exploration expense	-	152,650
Accretion of discount on asset retirement obligations	78,000	72,000
Deferred income tax expense	430,000	692,000
Stock compensation expense	112,292	-
Changes in current assets and liabilities:
Accounts receivable	(64,269)	(702,008)
Income taxes receivable	(25,295)	(145,866)
Prepaid expenses and other assets	(51,133)	(23,542)
Accounts payable and accrued expenses	117,302	416,769
Oil and gas revenues payable	(27,322)	-
Other	13,914	48,452
Net cash provided by operating activities	3,286,564	3,359,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(4,897,097)	(1,257,226)
Proceeds from sale of oil and natural gas properties	-	5,000
Net cash used in investing activities	(4,897,097)	(1,252,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	500,000	-
Proceeds received from the exercise of warrants	196,167	89,600
Net cash provided by financing activities	696,167	89,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(914,366)	2,197,274

CASH AND CASH EQUIVALENTS, beginning of the period	2,648,487	1,408,075

CASH AND CASH EQUIVALENTS, end of the period	$1,734,121	$3,605,349

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$255,320	$199,406
Cash paid during the period for income taxes	$33,622	$249,301
Capital items in accounts payable	$777,189	$1,927,840

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

2.	Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 on revenue from contracts with customers. Under this new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently evaluating which approach we will apply and the impact, if any, that this standard will have on our consolidated financial statements.

3.	Oil and Natural Gas Properties

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

On June 1, 2014, the Company executed and closed on the first transaction with Riley Exploration Group, LLC ("Riley").  Pursuant to the terms of the exploration agreement FieldPoint assigned 6 net Taylor sand wells in the Serbin Field to Riley in return for 7 net wells in the same field.  In addition, FieldPoint assigned to Riley 240 net acres in exchange for 239 net acres. On July 1, 2014, the Company executed a second closing with Riley.  Pursuant to the terms of the exploration agreement FieldPoint assigned 23 net Taylor sand wells in the Serbin Field to Riley in return for 20 net wells in the same field.  In addition, FieldPoint assigned Riley 759 net acres in exchange for 760 net acres. Both Riley transactions were a non-cash contribution of interests with substantially the same fair value. Operations in the field transferred from FieldPoint to Riley for these leases.  FieldPoint and Riley plan to jointly re-develop these leases by plugging the legacy wells and drilling new horizontal wells.

In July 2014, the Company completed the Ranger 8A-2H and the Ranger 8A3-3H in Lee County, Texas. The Company has a 25% working interest and 18.75% net revenue interest in each well.  The net cost to drill and complete the wells was approximately $850,000 per well. The wells are in production.

4.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company had 7,911,733 and 7,960,775 warrants outstanding with an exercise price of $4.00 at September 30, 2014, and 2013, respectively.  The dilutive effect of the warrants for the three and nine months ended September 30, 2014 and 2013 is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$139,632	$367,899	$674,575	$1,287,945

Weighted average common stock outstanding	8,119,903	8,066,336	8,085,736	8,060,763
Weighted average dilutive effect of stock warrants	1,029,394	590,220	1,329,927	148,047
Dilutive weighted average shares	9,149,297	8,656,556	9,415,663	8,208,810

Earnings per share:
Basic	$0.02	$0.05	$0.08	$0.16
Diluted	$0.02	$0.04	$0.07	$0.16

5.	Related Party Transactions

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Rent expense for this month-to-month lease was $22,500 for the nine month period ended September 30, 2013 and $7,500 for the three month period ended September 30, 2013. Beginning February 1, 2014, the Company no longer rents office space from the estate.

During the three and nine month periods ended September 30, 2014, the Company paid a relative of a Board member $41,000 and $72,500 for petroleum engineering services. There were no comparable payments during the three and nine month periods ended September 30, 2013.

6.	Long-Term Debt

The Company has a line of credit with a bank with a borrowing base of $11,000,000 at September 30, 2014, and December 31, 2013.  The credit line was amended on March 19, 2014 on substantially identical terms, except that the requirement for a personal guarantee by the former President and CEO was removed, and the maturity date was extended to October 18, 2016. The amount outstanding under this line of credit was $7,240,000 and $6,740,000 as of September 30, 2014 and December 31, 2013, respectively. The agreement requires monthly interest-only payments until maturity on October 18, 2016. The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company was in compliance with debt covenants as of September 30, 2014.

7.	Stockholders’ Equity

The Company issued a stock warrant dividend of one warrant per one common share outstanding as of the record date of March 23, 2012.  A total of 7,983,175 warrants were issued and have an exercise price of $4.00.  The warrants are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00).  The following table summarizes the warrant activity for the nine months ending September 30, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2013	7,960,775	$4.00	4.25
Issued	-	-
Exercised	(49,042)	$4.00
Expired	-	-
Outstanding, September 30, 2014	7,911,733	$4.00	3.50

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares will be received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. The fair value of this stock grant was $275,000 of which $112,292 was recognized as non-cash stock compensation expense during the three and nine months ended September 30, 2014. The remaining future expense related to this stock grant is $162,708 and is expected to be recognized over the weighted average expected life of less than one year.

8.	Commodity Derivatives

On March 27, 2014, we entered into the following commodity positions to hedge our oil production price risk, effective from April 1, 2014, to September 30, 2014. No positions were outstanding at September 30, 2014.

The following table summarizes the fair value of our open commodity derivatives as of December 31, 2013:

	Liability Derivatives
	Balance Sheet	Fair Value
	Location	December 31, 2013
Derivatives not designated as hedging instruments

Commodity derivatives	Current Liabilities	$4,000

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments

Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$44,000	$(50,000)	$4,000	$(50,000)
Realized loss on commodity derivatives	Other Income (Expense) - Miscellaneous	$-	$-	$(882)	$-

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information.  We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement).  The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2014, we had no Level 1 measurements.

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2014, we had no Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2014, we had no Level 3 measurements.

9.	Commitments

In January 2014, the Company entered into a two year lease for office space in Austin, Texas. Lease payments are approximately $3,000 per month through January, 2016.

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014, with a beginning base salary of $200,000 annually. As a signing bonus, Mr. Roberson will be entitled to receive 50,000 shares of common stock, of which 10,000 shares were immediately vested. An additional 10,000 shares will be received and vested at the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. Once the signing bonus grant has been fully vested and paid, Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. Beginning January 1, 2015, the Board of Directors may in its sole discretion award an annual Performance Based Bonus Award to Mr. Roberson.

10.	Subsequent Events

Subsequent to September 30, 2014, board member Debra Funderburg resigned from the Board of Directors. On November 10, 2014, the Board of Directors elected Phillip Roberson, President and CFO of the Company, to fill the vacated seat.

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

In July 2014, the Company completed the Ranger 8A-2H and the Ranger 8A3-3H in Lee County, Texas. The Company has a 25% working interest and 18.75% net revenue interest in each well.  The net cost to drill and complete the wells was approximately $850,000 per well. The wells were successfully completed and are in production.

In addition, the Company plans to drill the fourth well in the East Lusk field in New Mexico during the second quarter of 2015.

Results of Operations

Comparison of three months ended September 30, 2014 to the three months ended September 30, 2013

	Quarter Ended September 30,
	2014	2013
Revenue:
Oil sales	$2,199,798	$2,365,946
Natural gas sales	109,187	205,060
Total oil and natural gas sales	$2,308,985	$2,571,006

Sales volumes:
Oil (Bbls)	24,260	24,632
Natural gas (Mcf)	28,618	47,047
Total (BOE)	29,030	32,473

Average sales prices:
Oil ($/Bbl)	$90.68	$96.05
Natural gas ($/Mcf)	3.82	4.36
Total ($/BOE)	$79.54	$79.17

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$34.65	$33.55
Depletion and depreciation	20.10	15.44
Exploration expense	-	(0.36)
Accretion of discount on asset retirement obligations	0.93	0.74
General and administrative	17.09	9.02
Total	$72.77	$58.39

Oil and natural gas sales revenues decreased 10% or $262,021 to $2,308,985 for the three-month period ended September 30, 2014 from the comparable 2013 period.  Average oil sales prices decreased 6% to $90.68 for the three-month period ended September 30, 2014 compared to $96.05 for the period ended September 30, 2013.  Average natural gas sales prices decreased to $3.82 for the three-month period ended September 30, 2014 compared to $4.36 for the period ended September 30, 2013.  Decreased oil and natural gas production accounted for a decrease in revenue of approximately $116,000. Lower commodity prices for oil and natural gas account for a decrease in revenue of approximately $146,000.  We anticipate volumes to increase in the coming quarters primarily due to an in-fill developmental well on our Quinoco Sulimar lease in Chavez County, New Mexico and at least two behind pipe recompletions in Andrews County, Texas in the fourth quarter of 2014.  Furthermore we anticipate additional drilling in the Serbin Field in 2014 and a fourth Bone Springs well in New Mexico in 2015. Since September 30, 2014, oil prices have further declined. It is unclear at this time if our expected increase in volumes will offset the decline in revenues that will be caused by lower realized prices.

Lease operating expenses decreased 8% or $83,734 to $1,005,735 for the three month period ended September 30, 2014 from the comparable 2013 period.  This was primarily due to decreases in repairs and maintenance in older fields offset slightly by increases in costs associated with new field production in 2014. Lifting costs per BOE increased $1.10 to $34.65 for the 2014 period compared to $33.55 for the three months ended September 30, 2013. We anticipate lease operating expenses to increase over the following quarters due to additional costs related to production from new wells in Texas and New Mexico.

Depletion and depreciation increased 16% or $82,000 to $583,500 for the three month period ended September 30, 2014 versus $501,500 in the 2013 comparable period.  This was primarily due to the addition of the four new wells in the Taylor Serbin field since the prior period.

General and administrative overhead cost increased 69% or $202,987 to $496,002 for the three-month period ended September 30, 2014 from the three-month period ended September 30, 2013.  This was primarily attributable to increases in professional services and salaries during the 2014 period. The increase in salaries included non-cash stock compensation in the amount of $112,292 as part of a signing bonus paid to Phillip Roberson, President and CFO, under his “at will” employment agreement. There was no comparable expense in the 2013 period. At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other expenses, net for the quarter ended September 30, 2014, were $20,181 compared to other expense, net of $116,346 for quarter ended September 30, 2013.  During the three months ended September 30, 2014, the net decrease was primarily due to a $44,000 unrealized gain on commodity derivatives compared to a $50,000 unrealized loss on commodity derivatives in the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013
Revenues:
Oil sales	$6,989,220	$6,574,024
Natural gas sales	591,520	564,395
Total	$7,580,740	$7,138,419

Sales volumes:
Oil (Bbls)	75,820	71,885
Natural gas (Mcf)	116,252	124,842
Total (BOE)	95,195	92,692

Average sales prices
Oil ($/Bbl)	$92.18	$91.45
Natural gas ($/Mcf)	5.09	4.52
Total ($/BOE)	$79.63	$77.01

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$31.21	$27.62
Depletion and depreciation	21.35	16.35
Exploration expense	-	1.65
Accretion of discount on asset retirement obligations	0.82	0.78
General and administrative	14.16	8.79
Total	$67.54	$55.19

Oil and natural gas sales revenues increased 6% or $442,321 to $7,580,740 for the nine month period ended September 30, 2014 from $7,138,419 for the comparable 2013 period. An overall increase in oil and natural gas production accounted for an increase in revenue of approximately $321,000 while an increase in oil and natural gas commodity prices increased revenue by approximately $121,000. Sales volumes increased 3% on a BOE basis primarily due to production from new wells completed since the prior period. Average oil sales prices increased $0.73 to $92.18 for the nine month period ended September 30, 2014 compared to $91.45 for the nine month period ended September 30, 2013.  Average natural gas sales prices increased 13% to $5.09 for the nine month period ended September 30, 2014 compared to $4.52 for the nine month period ended September 30, 2013.  We anticipate volumes to increase in the coming quarters primarily due to an in-fill developmental well on our Quinoco Sulimar lease in Chavez County, New Mexico and at least two behind pipe recompletions in Andrews County, Texas in the second half of 2014.  Furthermore we anticipate additional drilling in the Serbin Field in 2014 and a fourth Bone Springs well in New Mexico in 2015. Since September 30, 2014, oil prices have further declined. It is unclear at this time if our expected increase in volumes will offset the decline in revenues that will be caused by lower realized prices.

Lease operating expenses increased 16% or $410,575 to $2,971,013 for the nine month period ended September 30, 2014 from the comparable 2013 period.  This was primarily due to the costs associated with operating expenses on the new wells completed in Texas in 2014, as well as increased workover expenses in the Taylor Serbin and Apache Bromide fields.  Lifting cost per BOE increased 13%, from $27.62 to $31.21 for the 2014 period.  We anticipate lease operating expense to increase over the following quarters due to additional remedial repairs and workover expenses and operating expenses related to the new wells completed in New Mexico and Texas.

Depletion and depreciation expense increased 34% to $2,032,500, compared to $1,515,500 for the comparable 2013 period.  This was primarily due to the addition of the four new wells completed in the Taylor Serbin field since the previous period.

Exploration expense was $1.65 on a BOE basis for the nine month period ended September 30, 2013. The adjusted cost incurred to drill on the Riverdale lease in Texas was $152,650. The well was non-economic and the decision was made to plug and abandon the well. There was no comparable expense in the same period in 2014.

General and administrative overhead cost increased 65% or $532,466 to $1,347,536 for the nine month period ended September 30, 2014 from the nine month period ended September 30, 2013.  This was attributable primarily to an increase in salary expenses, board fees, and professional services. The increase in salaries included non-cash stock compensation in the amount of $112,292 for the nine month period ending September 30, 2014, as part of a signing bonus paid to Phillip Roberson, President and CFO, under his “at will” employment agreement. There was no comparable expense in the 2013 period. In the coming quarters we anticipate general and administrative expenses to remain stable or increase slightly.

Other expense, net for the nine months ended September 30, 2014, amounted to $181,900 compared to other expense, net of $236,903 for the comparable 2013 period.  The net decrease was primarily due to a $50,000 unrealized loss on commodity derivatives during the 2013 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $3,286,564 for the nine month period ended September 30, 2014, as compared to $3,359,900 of cash flow provided by operating activities in the comparable 2013 period.  The decrease in cash flows from operating activities was primarily due to lower net income offset by increases in depletion expense and changes in accounts payable and accounts receivable.

Cash flow used in investing activities was $4,897,097 for the nine month period ended September 30, 2014 and $1,252,226 in the comparable 2013 period due to the additions to oil and natural gas properties and equipment in each period.

Cash flow provided by financing activities for the nine month period ended September 30, 2014 included $500,000 from the draw on our line of credit plus $196,167 from the exercise of 49,042 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share. Cash flow provided by financing activities for the nine month period ended September 30, 2013 was $89,600 from the exercise of 22,400 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

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

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  On March 27, 2014, we entered into a commodity derivative position effective April 1, 2014. The collars had a floor of $87.50 and a ceiling of $105.00 for 200 barrels of oil per day from April 1, 2014, to September 30, 2014. We had a realized loss of $882 and a net unrealized gain of $4,000 on commodity derivative transactions during the nine month period ending September 30, 2014. We had unrealized losses of $50,000 on derivative positions during the nine month period ending September 30, 2013.

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

b)	Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Date: November 14, 2014	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: November 14, 2014	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer