Form 10-K
period 2014-12-31
FIELDPOINT PETROLEUM CORP
filed 2015-03-30
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Yes☐  No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $26,682,582.

The number of shares outstanding of the registrant’s common stock as of March 26, 2015 is 8,135,385.

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

Operations

As of December 31, 2014, the Company had varying ownership interest in 479 gross wells (95.44 net) located in five states.  The Company operates 15 of the 479 wells; the other wells are operated by independent operators under contracts that are standard in the industry.  It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest.  The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Hydraulic fracturing requires the use of a significant amount of water. Upon flowback of the water, we dispose of it in a way that we believe minimizes the impact to nearby surface water by disposing into approved disposal facilities or injection wells. Currently our primary sources of water are nonpotable and potable aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We also plan to reuse and recycle flow-back and produced water in 2015.

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

Regulation of Production

Oil, NGL and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, some states, including Texas imposes a severance tax on production and sales of oil, NGLs and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”). The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically-fractured natural gas wells, storage tanks and other equipment. The regulations established a phase-in period that extended until January 2015. During the phase-in period, owners and operators of hydraulically-fractured natural gas wells (wells drilled principally for the production of natural gas) were required to either flare their emissions or use so-called “green completion” technology. Green completions allow for the recovery of natural gas that formerly would have been vented or flared. Beginning January 1, 2015, all newly fractured natural gas wells must use green completion technology. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

In response to the findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. In March 2012, the EPA proposed GHG emissions standards for fossil fuel-powered electric utility generating units that would require new plants to meet an output-based standard of 1,000 pounds of carbon dioxide equivalent per megawatt-hour. If the proposed regulation is adopted, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue any regulations.

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

In October 2011, the EPA announced that it intends to develop national standards for wastewater discharges produced by natural gas extraction from shale and coalbed methane formations. The EPA is expected to issue proposed regulations establishing wastewater discharge standards for coalbed methane wastewater and for shale gas wastewater in 2015. For shale gas wastewater, the EPA will consider imposing pre-treatment standards for discharges to a wastewater treatment facility. Produced and other flowback water from our current operations is typically re-injected into underground formations that do not contain potable water. To the extent that re-injection is not available for our operations and discharge to wastewater treatment facilities is required, new standards from the EPA could increase the cost of disposing wastewater in connection with our operations.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2014. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2015. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 26, 2015, the Company had 4 employees, and the Company considers its relationship with its employees satisfactory.

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

We engage in commodity derivative transactions which involve risks that can harm our business.

To manage our exposure to price risks in the marketing of our production, we enter into commodity derivative agreements. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the commodity derivative. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is lower than expected. We are also exposed to the risk of non-performance by the counterparties to the commodity derivative agreements.

Federal and state legislation and regulatory initiatives and private litigation relating to hydraulic fracturing could stop or delay our development project and result in materially increased costs and additional operating restrictions.

All of our proved non-producing and proved undeveloped reserves associated with future drilling and completion projects will require hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to permitting delays and increases in costs. These developments, as well as new laws or regulations, could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations involve using some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore; and

•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to:

•	the ability to fracture stimulate the planned number of stages;

•	the ability to run tools the entire length of the wellbore during completion operations; and

•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Changes in tax laws may adversely affect our results of operations and cash flows.

In recent years there has been introduced, from time to time, proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to:

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

Oil, NGL and gas prices are volatile. Continued, significant declines in oil, NGL or gas prices would adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow depend substantially upon the prices and demand for oil, NGLs and gas. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil, NGLs and gas fluctuate widely in response to changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil, NGLs and gas;

•	domestic and foreign consumer demand for oil, NGLs and gas;

•	overall United States and global economic conditions impacting the global supply of and demand for oil, NGLs and gas;

•	the willingness and ability of OPEC to set and maintain oil price and production controls;

•	commodity processing, gathering and transportation availability, the availability of refining capacity and other factors that result in differentials to benchmark prices;

•	price and availability of alternative fuels;

•	price and quantity of foreign imports;

•	domestic and foreign governmental regulations;

•	political conditions in or affecting other oil and natural gas producing countries;

•	weather conditions, including unseasonably warm winter weather and tropical storms; and

•	technological advances affecting oil, NGL and gas consumption.

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to fall. Over the six months preceding the date of this annual report on Form 10-K, the NYMEX settled prices for oil and natural gas have declined by approximately 50%. During 2013 and 2014, the price of oil per Bbl was consistently in the range of $90 to $100 per Bbl and hit a high of $107 per Bbl on June 20, 2014. However, since that time, prices of oil and gas have significantly declined, and prices may stay suppressed for some time from the levels experienced during the last few years.

The Company’s financial position, results of operations, access to capital and the amount of oil and gas that may be economically produced would be negatively impacted if oil and gas prices stay depressed for an extended period of time.

The ways that continued low oil and gas prices could affect us include the following:

•	Cash flows would be reduced, decreasing funds available for capital expenditures needed to maintain or increase production and replace reserves;

•	Future net cash flows from our properties would decrease, which could result in significant impairment expenses;

•	Some reserves would no longer be economic to produce, leading to lower proved reserves, production and cash flows; and

•	Access to capital, such as equity or long-term debt markets and current reserve-based lending levels, would be severely limited or unavailable.

If the current decline in oil prices continues, it is unlikely that our future cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations would be adversely affected.

Lower oil and gas prices would not only cause our revenues and cash flows to decrease but also would reduce the amount of oil and gas that we can produce economically. Substantial decreases in oil and gas prices will render uneconomic some or all of our drilling locations. This may result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. Further, if oil, NGL or gas prices significantly decline for an extended period of time or negative differentials increase, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. The recent decline in oil and gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.

If commodity prices decline to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we may be required to write down the carrying values of our properties. Additionally, current SEC rules also could require us to write down our proved undeveloped reserves in the future.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down is a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile.

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe.

The Standardized Measure of our estimated reserves and PV-10 included in this report should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. Standardized Measure requires the use of specific pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. The non-GAAP financial measure, PV-10, is based on the average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, while actual future prices and costs may be materially higher or lower.

Consequently, these measures may not reflect the prices ordinarily received or that will be received for oil and gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the Standardized Measure of our estimated reserves and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general. Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation.

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

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  We do not intend to declare or pay any cash dividends in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, and other factors.  Moreover, there may be no capacity for the Company to declare a cash dividend in the near future.

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

Apache Field, Caddo County, Oklahoma is a waterflood project producing from the Viola/Bromide formation.  The Apache Bromide Unit is located approximately 5 miles west of the town of Apache and 25 miles north of Lawton, Oklahoma.  The Company has a 25.23% working interest in the unit which consists of 23 producing oil wells and 9 water injection wells.

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

Lusk Field, Lea County, New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico.  The Company owns an 87.5%-100% working interest in two oil and natural gas wells producing out of the Bone Spring and Yates formations in Section 15 at depths ranging from approximately 3,400 feet to approximately 10,000 feet and a 43.75% working interest in three wells drilled and producing out of the Bone Spring formation. We also have a 14.06% working interest in one oil and natural gas well producing out of the Wolfcamp formation in Section 14.  The Company also owns an 87.5% working interest in one water disposal well.

Loving North Morrow Field, Eddy County, New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico.  The Company owns a 4.3% - 12% working interest in three natural gas wells producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet.

Chickasha Field, Grady County, Oklahoma is a waterflood project producing from the Medrano Sand.  The Rush Springs Medrano Unit is located approximately 65 miles southwest of Oklahoma City, Oklahoma.  The Company has a 20.64% working interest in the unit which consists of 22 producing oil and natural gas wells and 11 water injection wells.

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston.  The Company has a 25% working interest in 157 producing oil and natural gas wells.  Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and natural gas production from the Company's net interest in producing properties for each of its last two fiscal years.

	Oil (bbl)		Gas (mcf)
Production by State	2014	2013	2014	2013
Louisiana	28	18	9,441	8,616
New Mexico	39,313	55,327	94,038	113,559
Oklahoma	28,771	30,189	29,733	32,458
Texas	25,119	12,552	14,874	25,104
Wyoming	4,399	3,666	-	-
TOTAL	97,630	101,752	148,086	179,737

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts.  During the year end December 31, 2014, purchases by three customers, Cimarex Energy Co., Sunoco, and Riley Exploration Company, LLC, represented more than 10% of total Company revenues.  During the year end December 31, 2013, purchases by two customers, Cimarex Energy Co. and Sunoco, represented more than 10% of total Company revenues.  None of these customers, or any other customers of the Company, has a firm sales agreement with the Company.  The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2014, of productive wells in the areas indicated.

	Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2	.24
New Mexico	10	6.13	4	.61
Oklahoma	253	33.14	37	4.59
Texas	163	44.06	7	4.10
Wyoming	3	2.57	-	-
Total	429	85.90	50	9.54

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

Drilling Activity

The tables below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended December 31, 2014.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Louisiana	--	--	--	--
New Mexico	--	--	--	--
Oklahoma	--	--	--	--
Texas	--	1	4	--
Wyoming	--	--	--	--
Total	--	1	4	--

Reserves
Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2014 and 2013.  See Notes 11 and 12 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2013	1,224,926	2,348,335
Revisions of previous estimates	(202,450)	(322,413)
Extensions and discoveries	99,988	143,343
Production	(101,752)	(179,737)
Estimated quantity, December 31, 2013	1,020,712	1,989,528
Revisions of previous estimates	(25,391)	(51,075)
Extensions and discoveries	216,930	118,880
Production	(97,630)	(148,086)
Estimated quantity, December 31, 2014	1,114,621	1,909,247

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2014	937,416	177,205	1,114,621
December 31, 2013	916,139	104,573	1,020,712

Gas (Mcf)
December 31, 2014	1,652,014	257,233	1,909,247
December 31, 2013	1,834,899	154,629	1,989,528

Proved Undeveloped Reserves

As of December 31, 2014, we had 220,077 BOE of proved undeveloped (“PUD”) reserves, which is an increase of 89,733 BOE or 69%, compared with 130,344 BOE of PUD reserves at December 31, 2013. As a percent of our total proved reserves, our PUD reserves increased from 10% in 2013 to 15% in 2014 due to new PUD reserves in our Lusk and Ranger prospects.

The following table summarizes the changes in our PUD reserves during 2014.

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Balance – December 31, 2013	104,573	154,629	130,344
Extensions and discoveries	63,410	38,840	69,884
Revisions to previous estimates	9,222	63,764	19,849
Conversion to proved developed reserves	-	-	-
Balance – December 31, 2014	177,205	257,233	220,077

The following table sets forth our PUD reserves converted to proved developed reserves during 2014 and 2013 and the net investment required to convert PUD reserves to proved developed reserves during the year.

	Proved Undeveloped Reserves Converted to Proved Developed Reserves			Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (Bbls)	Gas (Mcf)	Total (BOE)
2013	113,678	253,344	155,902	$3,000,000
2014	-	-	-	-
Total	113,678	253,344	155,902	$3,000,000

The following table sets forth our estimated future development costs relating to the development of PUD reserves:

Year Ended December 31,	Estimated Future Development Costs
2015	$3,158,825
2016	3,122,160
2017	-
2018	-
Total	$6,280,985

We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development program. We tentatively plan to drill the East Lusk Federal Well #4 during 2015 depending on the oil and natural gas commodity prices and drilling and completion prices which both affect the well economics. Based on current expectations for cash flows, commodity prices and operating costs and expenses, all PUD reserves are scheduled to be drilled before the end of 2016.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2014, and December 31, 2013, have been estimated by Fletcher Lewis Engineering, Inc., PGH Engineers  and Joe C. Neal and Associates and additionally by Pinnacle Energy Services, LLC as of December 31, 2014. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles.  Phillip Roberson, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over fifteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Roberson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

Oil and Gas Reserves Reported to Other Agencies:

We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2014, or subsequently thereafter.

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

We have purchased producing properties on which no updated title opinion was prepared.  In some, but not all, cases, we have retained third party petroleum landmen to review title.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2014.  The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	160	20	1,120	137
New Mexico	2,600	2,400	2,400	2,400
Oklahoma	6,640	906	720	175
Texas	7,108	2,255	975	620
Wyoming	320	260	2,581	2,375
Total	16,828	5,841	7,796	5,707

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

ITEM 3-	LEGAL PROCEEDINGS

None.

ITEM 4-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

FISCAL 2013	CLOSING PRICE

	HIGH	LOW
First Quarter	4.20	3.74
Second Quarter	4.20	3.40
Third Quarter	4.74	3.71
Fourth Quarter	5.18	3.90

FISCAL 2014
	HIGH	LOW
First Quarter	4.84	4.05
Second Quarter	5.78	4.69
Third Quarter	5.50	3.86
Fourth Quarter	3.96	1.79

At March 26, 2015, the approximate number of shareholders of record was 265.  The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2014	2013
Statements of Operations Data:

Total revenues	$9,232,297	$10,541,231
Operating expenses	11,945,345	8,245,675
Net income (loss)	(1,947,940)	1,278,997
Basic earnings (loss) per share	$(0.24)	$0.16
Shares used in computing basic earnings per share	8,095,731	8,062,167
Diluted earnings (loss) per share	$(0.24)	$0.15
Shares used in computing diluted earnings per share	8,095,731	8,385,253

	December 31,
Balance Sheet Data:	2014	2013
Working capital	$1,567,853	$3,459,051
Total assets	22,897,629	24,962,828
Total liabilities	11,929,728	12,412,766
Stockholders' equity	10,967,901	12,550,062

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

During 2014, we began recompleting the University Z2 well in Andrews County, Texas. We plugged back from the Devonian formation and recompleted in the Wolfcamp formation. We believed that we had successfully recompleted the well but it subsequently developed a leak in the casing and we temporarily shut in the well. We unsuccessfully attempted to repair the casing leak and ultimately decided to abandon the well rather than attempt a second casing repair. We recognized exploration expense of $462,302 during the year ended December 31, 2014.

The Company drilled a successful developmental well in New Mexico in 2013, for which the net cost to the Company was approximately $3,000,000.

The Company sold its interest in the Stauss Field in October 2013 for net proceeds of $5,000.  A gain of $4,000 was recognized on the sale as the property had been previously impaired.

The Irby #1 on the Riverdale Prospect in Goliad County, Texas, was drilled in 2013 and deemed to be non-economic after analyzing the electric logs. The decision was made to plug and abandon the well and no other exploratory wells are planned for this prospect. Dry hole expenses of $152,650 were recognized for the twelve months ending December 31, 2013.

In addition, the Company and the operator tentatively plan to drill the fourth well in the East Lusk field in New Mexico during 2015 depending on the oil and natural gas commodity prices and drilling and completion prices which both affect the well economics.

Results of Operations

	Years Ended December 31,
	2014	2013
Revenues:
Oil sales	$8,401,759	$9,520,591
Natural gas sales	704,724	804,789
Total	$9,106,483	$10,325,380

Sales volumes:
Oil (Bbls)	97,630	101,752
Natural gas (Mcf)	148,086	179,737
Total (BOE)	122,311	131,708

Average sales prices
Oil ($/Bbl)	$86.06	$93.57
Natural gas ($/Mcf)	4.76	4.48
Total ($/BOE)	$74.45	$78.40

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$25.16	$21.59
Production taxes	6.93	8.10
Depletion and depreciation	21.47	18.18
Exploration expense	3.78	1.16
Impairment of oil and natural gas properties	25.23	3.69
Accretion of discount on asset retirement obligations	0.85	0.73
General and administrative	14.24	9.16
Total	$97.66	$62.61

Revenues
Oil and natural gas sales revenues decreased by $1,218,897 or 12%, due to decreased commodity prices of approximately $692,000 and $527,000 due to lower sales volumes.  Oil sales decreased by approximately $1,119,000 due to decreased prices of $733,000 and $386,000 due to lower production. Oil sales volumes decreased by 4%, primarily due to downtime on wells undergoing remedial repairs in 2014 and production curtailment on our Bone Spring wells due to a lack of natural gas processing capacity in New Mexico. Natural gas sales decreased approximately $100,000 or 12%, due primarily to lower sales volumes in 2014, due mainly to the same curtailment on our Bone Spring wells.  Oil and natural gas prices have been volatile during 2014 and we expect this to continue.  Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2015.

Lease Operating Expenses
Lease operating expenses increased by $234,019 or 8% due to increased cost of remedial repairs during 2014 and increased costs associated with production from a new Bone Spring well completed in July 2013 and the addition of four new wells completed in our Ranger Project in 2014.  Cost increased by $3.57 per barrel equivalent (BOE) or 17% in 2014 as compared to 2013.  Increased costs contributed approximately $437,000 and was offset approximately $203,000 as a result of lower sales volumes from the prior year. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes decreased $218,175 or 20%, primarily the result of decreased oil and natural gas sales volumes and higher costs per barrel equivalent.  Production taxes amounted to approximately 9% of oil and natural gas sales revenue during 2014 and 10% during 2013. We expect production taxes to range between 8% and 10% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense increased by $231,000 or 10%.  The increase in depletion and depreciation was primarily due to depletion on one Bone Spring well completed in July 2013 and four Ranger wells completed between January and July of 2014.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2014, we recorded impairment of $3,085,787 on nine properties. The largest impairment was on the Serbin Taylor field of $1,966,408. Impairment of $485,999 was recorded during the year ended December 31, 2013 on the Spraberry property.  The increase in impairment was due mainly to a precipitous drop in commodity prices in the fourth quarter of 2014, which required us to substantially lower the pricing for the calculation of anticipated future net cash flows in our impairment model.

General and Administrative Expense
General and administrative expenses increased $535,086 or 44% primarily due to increases in compensation expense, professional services fees and board fees. Significant components of general and administrative expenses include personnel-related costs and professional services fees.  We expect our general and administrative expenses to decrease next year.

Other Income (Expense)
Interest expense increased in 2014 by $4,044 or 2%. During the year ended December 31, 2014, we had an unrealized gain of $4,000 on commodity derivatives. During the year ended December 31, 2013 we had an unrealized loss of $4,000 on commodity derivatives during 2013. We sold our interest in the Stauss property at a gain of $4,000 in 2013.

Liquidity and Capital Resources

Cash flow provided by operating activities was approximately $3.8 million for the year ended December 31, 2014, compared to $4.7 million for the year ended December 31, 2013.  The decrease in cash flow from operating activities was primarily due to a decrease in net income and deferred income tax expense offset by increases in impairment expense and exploration expense.

In 2014, we used our operating cash flow along with cash on hand to fund $6.1 million of development of oil and natural gas properties. In 2013, we used our operating cash flow along with cash on hand to fund $3.5 million of development of oil and natural gas properties. We sold our interest in the Stauss #1 property for $5,000. These were the primary components of cash used in investing activities in 2013.

Cash flow provided by financing activities for the year ended December 31, 2014, included $500,000 from the draw on our line of credit plus $196,195 from the exercise of 49,049 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.  Cash flow provided by financing activities for the year ended December 31, 2013, was $89,600 from the exercise of 22,400 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

Capital Requirements

We believe we will be able to meet our current operating needs through internally generated cash from operations and borrowings under our revolving credit facility.  As of December 31, 2014, we had working capital of approximately $1.6 million and approximately $3.8 million of borrowing capacity under our line of credit based on a borrowing base of $11 million.  The borrowing base is subject to redetermination based on the value of proved reserves, and could be increased or decreased during 2015.

Although we had no significant commitments for capital expenditures at December 31, 2014, we tentatively anticipate continued investments in oil and natural gas properties during 2015.  If bank credit is not available, we may not be able to continue to invest in strategic oil and natural gas properties.  We cannot predict how oil and natural gas prices will fluctuate during 2015 and what effect they will ultimately have on our operations, but we believe that we will be able to generate sufficient cash from operations to service our bank debt and provide for maintaining current production of its oil and natural gas properties.  The timing of most capital expenditures is relatively discretionary.  Therefore, we can plan expenditures to coincide with available funds in order to minimize business risks.  As of December 31, 2014, we had $46,030 of capital items in accounts payable that will be paid from working capital.

On January 1, 2014, FieldPoint signed an exploration agreement ("the agreement") with Riley Exploration, LLC ("Riley").  The agreement provided for an Area of Mutual Interest ("AMI") and a 90 day due diligence period, after which both companies cross assigned their working interest and vertical wells with a targeted ownership for FieldPoint of 25%.  The agreement also provides for a development plan with the intent to drill up to twelve horizontal wells during the initial twelve month period after closing.  FieldPoint may elect to be the drilling operator of every fifth well.  The agreement also provides for a standard Joint Operating Agreement which allows either partner to participate or decline to participate in every well with no obligatory wells.  All of the acreage in the Ranger Project is held by production so we have agreed with our joint venture partner Riley to temporarily suspend development until we experience a substantial increase in commodity pricing.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash Contractual Obligations	2015	2016	Thereafter	Total
	(in thousands)
Credit facility (secured)	$-	$7,240	$-	$7,240
Interest on credit facility	264	197	-	461
Office lease	36	3	-	39
Total	$300	$7,440	$-	$7,740

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

Because of the precipitous drop in energy prices during the last quarter of 2014 and subsequent to December 31, 2014, we used a 7 year NYMEX strip price rather than the 2014 average pricing that is normally used in our estimate of expected future cash flows and lowered lease operating costs by 12.5%. This resulted in a much larger impairment expense of $3,085,787 on our proved oil and natural gas properties in 2014 compared to $485,999 of impairments of oil and natural gas properties in 2013 using the standard pricing model.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance.  Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  At December 31, 2014, there were no open positions but we did have derivative transactions during 2014 and reported a realized loss $882 included in other income (expense) on our consolidated statement of operations.  At December 31, 2013 the company had $4,000 in open positions.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Dallas, Texas
March 30, 2015

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$978,145	$2,648,487
Certificates of deposit	30,815	44,721
Accounts receivable:
Oil and natural gas sales	589,643	1,078,333
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	309,417	226,743
Income taxes receivable	350,486	319,097
Deferred income tax asset-current	98,000	64,000
Prepaid expenses and other current assets	74,032	64,751
Total current assets	2,430,538	4,446,132

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	40,873,612	35,256,754
Other equipment	108,460	62,836
Less accumulated depletion, depreciation and impairment	(20,514,981)	(14,802,894)
Net property and equipment	20,467,091	20,516,696

Total assets	$22,897,629	$24,962,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$546,731	$742,493
Oil and natural gas revenues payable	315,954	240,588
Unrealized loss on commodity derivatives	-	4,000
Total current liabilities	862,685	987,081

LINE OF CREDIT	7,240,000	6,740,000
DEFERRED INCOME TAXES	2,064,000	2,973,000
ASSET RETIREMENT OBLIGATION	1,763,043	1,712,685
Total liabilities	11,929,728	12,412,766

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 9,052,385 and 8,993,336 shares issued, respectively; and 8,125,385 and 8,066,336 outstanding, respectively	90,523	89,933
Additional paid-in capital	12,116,487	11,751,298
Retained earnings	727,783	2,675,723
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	10,967,901	12,550,062
Total liabilities and stockholders’ equity	$22,897,629	$24,962,828

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2014	2013
REVENUE:
Oil and natural gas sales	$9,106,483	$10,325,380
Well operational and pumping fees	25,011	25,877
Disposal fees	100,803	189,974
Total revenue	9,232,297	10,541,231

COSTS AND EXPENSES:
Production expense	3,925,481	3,909,637
Depletion and depreciation	2,626,300	2,395,000
Exploration expense	462,302	152,650
Impairment of oil and natural gas properties	3,085,787	485,999
Accretion of discount on asset retirement obligations	104,000	96,000
General and administrative	1,741,475	1,206,389
Total costs and expenses	11,945,345	8,245,675

OPERATING INCOME (LOSS)	(2,713,048)	2,295,556

OTHER INCOME (EXPENSE):
Interest income	1,219	2,783
Interest expense	(263,060)	(259,016)
Unrealized gain (loss) on commodity derivatives	4,000	(4,000)
Gain on sale of oil and natural gas property	-	4,000
Miscellaneous	5,443	6,744
Total other expense	(252,398)	(249,489)

INCOME (LOSS) BEFORE INCOME TAXES	(2,965,446)	2,046,067

INCOME TAX EXPENSE – CURRENT	(1,000)	(129,070)
INCOME TAX BENEFIT (EXPENSE) – DEFERRED	1,018,506	(638,000)

TOTAL INCOME TAX BENEFIT (PROVISION)	1,017,506	(767,070)

NET INCOME (LOSS)	$(1,947,940)	$1,278,997

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.24)	$0.16
DILUTED	$(0.24)	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,095,731	8,062,167
DILUTED	8,095,731	8,385,253

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCES, January 1, 2013	8,970,936	$89,709	$11,661,922	$1,396,726	927,000	$(1,966,892)	$11,181,465

Common stock issued from exercise of warrants	22,400	224	89,376	-	-	-	89,600

Net income	-	-	-	1,278,997	-	-	1,278,997

BALANCES, December 31, 2013	8,993,336	89,933	11,751,298	2,675,723	927,000	(1,966,892)	12,550,062

Common stock issued from exercise of warrants	49,049	490	195,705	-	-	-	196,195

Stock compensation	10,000	100	169,484	-	-	-	169,584

Net loss	-	-	-	(1,947,940)	-	-	(1,947,940)

BALANCES, December 31, 2014	9,052,385	$90,523	$12,116,487	$727,783	927,000	$(1,966,892)	$10,967,901

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,947,940)	$1,278,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of oil and natural gas properties	-	(4,000)
Unrealized (gain)/loss on commodity derivatives	(4,000)	4,000
Depletion and depreciation	2,626,300	2,395,000
Exploration expense	462,302	152,650
Impairment of oil and natural gas properties	3,085,787	485,999
Deferred income tax (benefit) expense	(1,018,506)	638,000
Accretion of discount on asset retirement obligations	104,000	96,000
Stock compensation expense	169,584	-
Changes in current assets and liabilities:
Accounts receivable	406,016	117,825
Income taxes receivable	78,117	(122,542)
Prepaid expenses and other current assets	(43,281)	(22,402)
Accounts payable and accrued expenses	(241,792)	(291,205)
Oil and natural gas revenues payable	75,366	(45,646)
Other	13,906	(19)
Net cash provided by operating activities	3,765,859	4,682,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(6,132,396)	(3,536,845)
Proceeds from the sale of oil and natural gas properties	-	5,000
Net cash used in investing activities	(6,132,396)	(3,531,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	500,000	-
Proceeds received from the exercise of warrants	196,195	89,600
Net cash provided by financing activities	696,195	89,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,670,342)	1,240,412

CASH AND CASH EQUIVALENTS, beginning of year	2,648,487	1,408,075

CASH AND CASH EQUIVALENTS, end of the year	$978,145	$2,648,487

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$258,254	$199,405
Cash paid during the year for income taxes	$48,007	$334,595
Capital items in accounts payable	$46,030	$143,902

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado.  We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2014 and 2013.

Consolidation Policy and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries, Bass Petroleum, Inc., and Raya Energy Corp.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2014	2013
Mineral interests in properties:
Unproved properties	$850,000	$850,000
Proved properties	13,399,016	14,250,230
Wells and related equipment and facilities	26,624,596	20,156,524
Total costs	40,873,612	35,256,754
Less accumulated depletion, depreciation and impairment	(20,466,053)	(14,763,266)
	$20,407,559	$20,493,488

We follow the successful efforts method of accounting for our oil and natural gas producing activities.  Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized.  Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense.  There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2014 or 2013.  Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use.  Through December 31, 2014, we have capitalized no interest costs because our exploration and development projects generally last less than six months.  Costs to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized.  On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil.  Depletion and depreciation expense for oil and natural gas producing property and related equipment was $2,617,000 and $2,389,000 for the years ended December 31, 2014 and 2013, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  No impairment of unproved properties was recorded during the years ended December 31, 2014 or 2013.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows.  If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy.  We recorded an impairment on our proved oil and natural gas properties of $3,085,787 and $485,999 during the years ended December 31, 2014 and 2013, respectively.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced.  We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances.  We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance.  No such allowance was indicated at December 31, 2014 or 2013. As of December 31, 2014, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production.  At December 31, 2014, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production.  These three customers accounted for 70% of accounts receivable at December 31, 2014.  As of December 31, 2013, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production.  At December 31, 2013, we had balances due from two customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production.  These two customers accounted for 75% of accounts receivable at December 31, 2013. In the event that one or more of these significant customers ceases doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

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

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables.  The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was approximately $174,000 at December 31, 2014 and 2013.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company.  The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost.  Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years.  Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.  Depreciation expense for other property and equipment was $9,300 and $6,000 for the years ended December 31, 2014 and 2013, respectively.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2014	2013
Asset retirement obligation at January 1,	$1,712,685	$1,595,935

Accretion of discount	104,000	96,000

Liabilities incurred during the year	20,000	22,000

Liabilities settled during the year	(73,642)	(1,250)

Asset retirement obligation at December 31,	$1,763,043	$1,712,685

The entire balance was classified as a non-current liability at December 31, 2014 and 2013.

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

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense.  Total production and ad valorem taxes were $895,523 and $1,194,443 for the years ended December 31, 2014 and 2013, respectively.

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

Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues.  Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers.  The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties.  Differences between volumes sold and volumes based on entitlements create natural gas imbalances.  Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  There were no material natural gas imbalances as of December 31, 2014 and 2013.

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

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers.  During the year ended December 31, 2014, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 72% of total oil and natural gas sales revenue for the year ended December 31, 2014. During the year ended December 31, 2013, we had sales of 10% or more of our total oil and natural gas sales revenue to two customers which represented 71% of total oil and natural gas sales revenue for the year ended December 31, 2013.

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

Recently Issued Accounting Pronouncements
In April 2014, FASB issued the Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this standard require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. The standard is effective for annual and interim periods beginning on or after December 15, 2014, and should be applied prospectively, with early adoption permitted. We currently do not expect this standard to have any impact on our consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued Update No. 2014-15 – Presentation of Financial Statements – Going Concern that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date that the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s financial statements or disclosures.

2.	Oil and Natural Gas Properties

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2014 and 2013.

During 2014, the Company drilled and completed four successful development wells in Texas. During 2013, the Company drilled and completed one successful development well in New Mexico.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, we unsuccessfully recompleted the University Z2 well in Andrews County, Texas. We recognized exploration expense of $462,302 during the year ended December 31, 2014. In 2013, the Irby #1 on the Riverdale Prospect in Goliad County, Texas, was plugged and abandoned when it was determined it was non-economic. Exploration expense of $152,650 was recognized for the twelve months ending December 31, 2013.

The Company recorded impairment charges of $3,085,787 and $485,999 during the years ended December 31, 2014 and 2013, respectively, as a result of writing down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy.

The Company sold its interest in the Stauss Field in October 2013 for net proceeds of $5,000.  A gain of $4,000 was recognized on the sale as the property had been previously impaired.

3.	Related Party Transactions

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Beginning February 1, 2014, the Company no longer rents office space from the estate. Rent expense for this month-to-month lease was $30,000 for the year ended December 31, 2013.

During the year ended December 31, 2014, the Company paid a relative of a Board member $89,780 for petroleum engineering services. There were no comparable payments during the year ended December 31, 2013.

4.	Commodity Derivatives

No commodity positions to hedge our oil production price risk were outstanding at December 31, 2014. The following positions were outstanding at December 31, 2013:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars Jan – March 2014	200	18,000	$87.00	$108.00

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of our open commodity derivatives as of December 31, 2014 and 2013:

	Liability Derivatives
		Fair Value
	Balance Sheet	December 31,	December 31,
	Location	2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Current Liabilities	$-	$4,000

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	12 Months Ended December 31,
	Location	2014	2013
Derivatives not designated as hedging instruments

Unrealized loss on commodity derivatives	Other Income (Expense)	$4,000	$(4,000)
Realized gain on commodity derivatives	Other Income (Expense)	$(882)	$-

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2014, we had no Level 1 measurements

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2014, we had no Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At December 31, 2014, we had no Level 3 measurements.

5.	Line of Credit

The Company has a line of credit with a bank with a borrowing base of $11,000,000 at December 31, 2014 and 2013, respectively. The credit line was amended on March 19, 2014 on substantially identical terms, except that the requirement for a personal guarantee by the former President and CEO was removed, and the maturity date was extended to October 18, 2016. The amount outstanding under this line of credit was $7,240,000 and $6,740,000 as of December 31, 2014 and 2013, respectively. The agreement requires monthly interest-only payments until maturity on October 18, 2016.  The interest rate is based on a LIBOR or Prime option.  The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage.  Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 3.50% as of December 31, 2014 and 2013, respectively.  The commitment fee is .50% of the unused borrowing base.  The line of credit provides for certain financial covenants and ratios which include a current ratio, leverage ratio, and interest coverage ratio requirements.  We were in compliance with our covenants as of December 31, 2014 and 2013.

In addition to our revolving line of credit with Citibank, N.A., the Company also has two irrevocable standby letters of credit with Citibank securing our well plugging liabilities of various operated wells in the amounts of $25,000 and $30,000.  These letters of credit must be renewed every year and were most recently renewed in March 2014.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2014	2013
Current:
Federal	$-	$(109,000)
State	(1,000)	(20,070)
Total current	(1,000)	(129,070)

Deferred:
Federal	1,008,000	(590,000)
State	10,506	(48,000)
Total deferred	1,018,506	(638,000)

Total income tax provision	$1,017,506	$(767,070)

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2014 and 2013 as follows:

	2014	2013
Statutory rate (benefit)	(34%)	34%
State taxes, net of federal benefit	0%	3%
Effective rate (benefit)	(34%)	37%

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities.

Significant components of net deferred tax assets and liabilities are:

	December 31,
	2014	2013
Deferred tax assets:
Asset retirement obligation	$640,000	$393,000
Allowance for doubtful accounts	63,000	63,000
Stock compensation and other	34,000	-
Unrealized loss on commodity derivatives	-	1,000
Alternative minimum tax credit carryforward	128,000	80,000
Net operating loss carryforward	1,001,000	-
Total deferred tax assets	1,866,000	537,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	(3,832,000)	(3,446,000)
Total deferred tax liabilities	(3,832,000)	(3,446,000)

Net deferred tax liability	$(1,966,000)	$(2,909,000)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net deferred tax assets and liabilities are recorded as follows:

	2014	2013
Current asset	$98,000	$64,000
Non-current liability	(2,064,000)	(2,973,000)
Total	$(1,966,000)	$(2,909,000)

The Company had no material uncertain tax positions as of December 31, 2014 and 2013.

The Company expects to have a net operating loss of approximately $2.8 million for the tax year ending December 31, 2014, and can be carried forward 20 years to 2034.

The Company’s policy regarding income tax interest and penalties is to record those items as general and administrative expense.  During the years ended December 31, 2014 and 2013, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2014 and 2013.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2011.  The Company is not currently involved in any income tax examinations.

7.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012.  The Company had 7,911,726 and 7,960,775 warrants outstanding with an exercise price of $4.00 at December 31, 2014 and 2013, respectively. During the year ending December 31, 2014, 476,989 shares were excluded from the dilutive weighted average share calculation because the shares would have had an anti-dilutive effect. The dilutive effect of the warrants for the twelve months ended December 31, 2014 and 2013 is presented below.

	December 31,
	2014	2013

Net income (loss)	$(1,947,940)	$1,278,997

Weighted average common stock outstanding	8,095,731	8,062,167
Weighted average dilutive effect of stock warrants	-	323,086
Dilutive weighted average shares	8,095,731	8,385,253

Earnings (loss) per share:
Basic	$(0.24)	$0.16
Diluted	$(0.24)	$0.15

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants have an exercise price of $4.00 and are exercisable over 6 years from the record date.  The Company has the right to call the warrants in the future if the market price of the common stock exceeds 150% of the exercise price of the warrant ($6.00). The following table summarizes the warrant activity for the year ending December 31, 2014:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2013	7,960,775	$4.00	4.25
Issued	-	-
Exercised	(49,049)	$4.00
Expired	-	-
Outstanding, September 30, 2014	7,911,726	$4.00	3.25

Effective May 16, 2012, we executed an At Market Issuance Sales Agreement with MLV & Co., LLC (“MLV”) providing for an at-the-market offering of securities of up to 900,000 shares of common stock (the “ATM Offering”). The ATM Offering was undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on December 9, 2011.  No shares were sold in the years ended December 31, 2014 or 2013. The Board of Directors terminated the ATM Offering in February, 2014.

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares will be received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. The fair value of this stock grant was $275,000 of which $169,584 was recognized as non-cash stock compensation expense during the twelve months ended December 31, 2014. The remaining future expense related to this stock grant is $105,416 and is expected to be recognized over the weighted average expected life of less than one year. Once the signing bonus grant has been fully vested and paid, Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares.

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

As of December 31, 2014 and 2013, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond.  As of December 31, 2014, we had a $25,000 outstanding letter of credit in the favor of the Bureau of Land Management. Both letters of credit are collateralized by our line of credit with Citibank.

In January 2014, the Company entered into a two year operating lease for office space in Austin, Texas, which expires January 31, 2016. Rent expense under this lease was approximately $33,000 for the year ended December 31, 2014. Minimum future rentals on this non-cancelable operating lease as of December 31, 2014, are as follows:

2015	$36,000
2016	3,000
$39,000

On November 12, 2013, we engaged Stephens, Inc. (“Stephens”) to provide general financial and Investment Banking advice. Pursuant to the agreement we began paying Stephens a retainer of $10,000 per month, paid monthly in advance beginning January 1, 2014. The agreement can be terminated by either party with thirty days’ notice with no further obligation for a monthly retainer. The agreement provides for success fees in the range of 1% to 7% depending on the nature of the transaction. Furthermore, any amounts paid for the retainer would be credited against any investment banking fees due in the event of a successful transaction. On July 3, 2014, we amended the original agreement to extend it to May 12, 2015, and Stephens agreed to waive all future monthly retainer payments.  All previous agreed upon terms of the Original Engagement are still effective.

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014, with a beginning base salary of $200,000 annually. Beginning January 1, 2015, the Board of Directors may in its sole discretion award an annual performance based bonus award to Mr. Roberson.

Occasionally, we are involved in various legal and regulatory proceedings arising in the normal course of business. Management cannot predict the outcome of these proceedings with certainty and does not believe that an adverse result would be material to the Company’s financial position or results of operations.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Oil and Gas Producing Activities

The following table sets forth the costs incurred for oil and natural gas property activities of the Company:

	Years Ended December 31,
	2014	2013
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	462,302	152,650
Development costs	5,635,098	3,479,135
Total costs incurred	$6,097,400	$3,631,785

The following table includes certain information regarding the results of operations for oil and natural gas producing activities:
	Years Ended December 31,
	2014	2013
Revenues	$9,106,483	$10,325,380
Expenses
Production expense	3,925,481	3,909,637
Depletion and depreciation	2,626,300	2,395,000
Exploration expense	462,302	152,650
Impairment of oil and natural gas properties	3,085,787	485,999
Accretion of discount on asset retirement obligations	104,000	96,000
Total expenses	10,203,870	7,039,286
Income (loss) before income taxes	(1,097,387)	3,286,094
Income tax benefit (expense) (1)	373,112	(1,215,855)
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(724,275)	$2,070,239

(1)	Reflects the Company’s effective tax rate.

12.	Disclosures About Oil and Gas Producing Activities (Unaudited)

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves.  There can be no assurance that such estimates will not be materially revised in subsequent periods.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2013	1,224,926	2,348,335
Revisions of previous estimates	(202,450)	(322,413)
Extensions and discoveries	99,988	143,343
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(101,752)	(179,737)
Balance, December 31, 2013	1,020,712	1,989,528
Revisions of previous estimates	(25,391)	(51,075)
Extensions and discoveries	216,930	118,880
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(97,630)	(148,086)
Balance, December 31, 2014	1,114,621	1,909,247

Proved developed reserves, December 31, 2014	937,416	1,652,014
Proved developed reserves, December 31, 2013	916,139	1,834,899

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

Year Ended December 31, 2014
The average natural gas price used in our proved reserves estimate at December 31, 2014, was $4.30 per Mcf.  The average oil price used in our proved reserves estimate at December 31, 2014, was $92.89 per barrel. We drilled four wells in the Serbin Taylor field and added reserves for four proved undeveloped wells in the same field during the year ended December 31, 2014, which were the primary reasons for the quantities listed under extensions and discoveries.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows at December 31, 2014 and 2013, relating to proved oil and natural gas reserves is set forth below.  The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth.  The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards.  Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2014 and 2013, to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

	Years Ended December 31,
	(in thousands)
	2014	2013

Future cash inflows	$111,664	$101,289
Future production costs	(41,322)	(38,667)
Future development cost	(6,733)	(3,681)
Future income taxes	(20,712)	(18,115)

Future net cash flows	42,897	40,826
10% annual discount	(19,908)	(20,455)
,
Standardized measure of discounted future net cash flows	$22,989	$20,371

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2014	2013
Balance, beginning of year	$20,371	$25,100
Sales of oil and natural gas produced, net of production costs	(5,181)	(6,416)
Sale of reserves	-	-
Extensions and discoveries	6,477	3,040
Net changes in prices and production costs	2,139	525
Net changes in future development costs	(2,209)	(1,227)
Revisions and other changes	551	(6,556)
Accretion of discount	3,210	3,736
Net change in income taxes	(2,369)	2,169
Balance, end of year	$22,989	$20,371

13.	Subsequent Event (unaudited)

None.

* * * * * * *

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Our Principal Executive Officer, Roger D. Bryant, and our Principal Financial Officer, Phillip H. Roberson, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

b)	There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)	Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	72	Principal Executive Officer, Director,	June 9, 2013-present July 1997-present
Phillip H. Roberson	46	President, Principal Financial Officer, Director	December 2013-present July 2013-present November 11, 2014 - present
Ray D. Reaves	51	Director, President, Chairman, Principal Executive Officer	May 1997-June 6, 2013
Karl W. Reimers	73	Director	October 2004-present
Dan Robinson	67	Director	August 2004-present
Debra Funderburg	56	Director	February 2006 – November 7, 2014
Nancy Stephenson	61	Director	October 2012 - present

Mr. Reaves was Chairman, Director, President, Chief Executive Officer and Chief Financial Officer of the Company from May 22, 1997 until his death, June 6, 2013.  Mr. Reaves also served as Chairman, Chief Executive Officer, Chief Financial Officer and Director of Bass Petroleum, Inc. from October 1989 to his death, has 25 years’ experience in the oil and natural gas industry. He began his career in 1987, with North American Oil and Gas. Subsequently, in 1989 he purchased an interest in 10 of their wells and formed Bass Petroleum, Inc.  Under Mr. Reaves’ management in the years that followed, Bass Petroleum, Inc. gained majority control of the 10 original wells and acquired interest in another 60 wells. In 1998, Bass Petroleum merged with Energy Production Corporation and as a result, FieldPoint Petroleum Corporation was born.

Mr. Bryant serves as Chairman of the Board of the Corporation, and as its principal executive. He has been a Director of the Company since July 1997. For more than twenty-five years, Mr. Bryant has held senior management positions with public and private companies in a number of different industries. He is currently a Founder and Partner of Co-Partners, LLC, a business consulting firm. Prior positions include Chief Executive Officer and Chairman of Canmax, Inc., a publicly traded software development company, President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for the retail petroleum industry. Mr. Bryant holds a Bachelor of Science degree in Electrical Engineering from the University of Alabama, and has served on the Board of Directors of more than ten private and public companies.

Mr. Roberson, age 46, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm’s operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 73, has served as a director of the Company since October 2004.  Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010.  He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993.  He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989.  He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 67, has served as a director of the Company since August 2004.  He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 2004 to the present.  Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer.  Before beginning his 30 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas.  Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin.  He currently sits on the Board of Directors of the National Petrochemical and Refiners Association.

Debra Funderburg, age 56, was a director of the Company from February 6, 2006 to November 7, 2014, when she tendered her resignation.  From August 2010 to November 2014 she served as Vice President Reservoir Engineering for Magnum Hunter Resources Corp.  From September 2007 to August 2010 she served as Vice President of Business Development for Sanchez Oil & Gas.  From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P.  From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey.  From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

Nancy Stephenson, age 61, has been a director of the Company since October 1, 2012. Ms. Stephenson was the Chief Accounting Officer for Cross Border Resources Corp. from August 10, 2011 through July 31, 2012 when she resigned as an officer but remained on staff through August 31, 2012.  Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business. From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc.  As Compliance Reporting Manager, she assisted with the preparation of financial statements and was responsible for TXCO Resources, Inc.’s periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

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

During the fiscal year ended December 31, 2014, five meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the directors. Meetings are conducted either in person or by telephone conference.

In 2014, outside directors received $500 per in-person meeting and were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a director.  As compensation for the increased activity levels since the untimely death of our CEO, the Chairman of the Board of Directors received a onetime fee of $35,000 and outside directors received $25,000 each in onetime fees for the fiscal year ended December 31, 2013. In addition, Roger Bryant was paid $6,000 per month for his role as Executive Chairman. Directors could receive grants of options to purchase shares of common stock.  Ms. Funderburg and Ms. Stephenson each received a $12,000 annual retainer.  At the December 6, 2013, meeting, the Board approved the Compensation Committee’s recommendation to restructure Board compensation effective for 2014. The new structure increases the fee for in-person meetings to $1,000 and provides for fees to compensate committee chairmen. Each board member received approximately $39,500 for their service during 2014. Roger Bryant was paid $10,000 per month plus meeting fees as Executive Chairman.

b.	Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings.  Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2014, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee.

Audit Committee

The Audit Committee was composed of the following directors:

Nancy Stephenson, Chairperson
Karl W. Reimers
Dan Robinson

The Board of Directors has determined that Messrs. Reimers, Robinson, and Ms. Stephenson are "independent" within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K.  For this purpose, an Audit Committee member is deemed to be independent if he or she does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.  On April 2, 2013, Nancy Stephenson replaced Karl Reimers as Chairperson. Roger Bryant served on the Audit Committee prior to his election as Executive Chairman of the Board on June 9, 2013, when he was no longer considered independent while serving as Executive Chairman. Karl Reimers and Nancy Stephenson, each a member of the Audit Committee, qualify as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

During the fiscal year ended December 31, 2014, the Audit Committee had four meetings. The committee is responsible for accounting and internal control matters.  The Audit Committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380.  The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the Commission.

By the Audit Committee
Nancy Stephenson
Karl Reimers
Dan Robinson

Compensation Advisory Committee

The Compensation Advisory Committee is currently composed of the following directors:

Dan Robinson, Chairman
Karl Reimers
Nancy Stephenson

The Board of Directors has determined that Messrs. Robinson, Reimers and Stephenson are "independent" within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K.  For this purpose, a Compensation Committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. Nancy Stephenson replaced Debra Funderburg as a member of the Compensation Committee effective November 7, 2014.

During the fiscal year ended December 31, 2014, the Compensation Advisory Committee had two meetings.  The Compensation Advisory Committee:

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

Nomination Committee

The Nomination Committee was composed of the following directors:

Karl Reimers, Chairman
Nancy Stephenson
Dan Robinson

Of the currently serving two members Messrs. Reimers and Stephenson, would each be deemed to be independent within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2014.  Roger Bryant resigned from the Nomination Committee in 2013 as he was no longer considered independent while serving as Executive Chairman and not yet been replaced.  Nancy Stephenson replaced Debra Funderburg who resigned from the Board effective November 7, 2014. Dan Robinson was added as a member of the Nomination Committee effective November 7, 2014.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the Board has not received from any security holder a director nominee recommendation.  The Board of Directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Phillip H. Roberson, President, Chief Operating Officer and Chief Financial Officer, at the Company's principal executive offices located in Austin, Texas and provide to Mr. Roberson, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-X, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2015.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE Amex. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a).  Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2014, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2014 to the Company’s “Named Executive Officers” (or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Committee. The Compensation Committee (the “Committee”) of the Board of Directors is composed of three non-employee directors, all of whom are independent under the guidelines of the NYSE MKT listing standards. The current Committee members are Dan Robinson, Karl Reimers and Nancy Stephenson. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Committee oversees the establishment and administration of the Company’s executive compensation program.  Nancy Stephenson replaced Debra Funderburg as a member of the Compensation Committee effective November 7, 2014.

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

Components of Compensation.  For the years ended December 31, 2014 and 2013, the largest component of compensation for the Officers of the Company was base salary.  We did provide additional compensation in the form of a cash incentive bonus to the Executive Chairman and the President/CFO in 2013 and a stock bonus to the President/CFO in 2014.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensa -tion	Nonqualified Deferred Compensation Earnings	All Other Compensa- tion	Total
Phillip H. Roberson, President, and CFO	2014	$200,000	$-	$55,000	-	-	-	-	$255,000
Phillip H. Roberson, President, and CFO	2013	$75,000	$35,000	-	-	-	-	-	$110,000
Ray D. Reaves, CEO, President	2013	$140,000	$-	-	-	-	-	-	$140,000
Ray D. Reaves, CEO, President	2012	$351,400	$300,000	-	-	-	-	-	$651,400

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

To earn any of the Reserve Bonus, Production Bonus or Earnings Bonus, the Company’s performance must exceed the goal or target set by the Board in the Business Plan.  If actual reserve additions for the year exceed the Business Plan target, a bonus will be paid equal to the percentage that the actual reserve additions bears to the total reserves reported in the previous year’s Annual Report on Form 10-K (the “Prior 10-K”), not to exceed 50% of Base Salary.  If actual production for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that the actual production bears to the total production reported in the Prior 10-K, not to exceed 50% of Base Salary.  If actual EBBT for the year exceeds the Business Plan target, a bonus will be paid equal to the percentage that actual EBBT bears to EBBT as reported in the Prior 10-K, not to exceed 50% of Base Salary.  The Achievement Bonus is discretionary with the Board and cannot exceed 10% of Base Salary.  The maximum cumulative bonus payable in any given year may not exceed 150% of Base Salary. This Bonus Plan was only applicable to the former CEO Ray Reaves and no bonus was paid under the Plan since 2012.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Ray Reaves	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Roger Bryant	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Phillip Roberson	- 0 -	- 0 -	-	-	-	40,000	$71,600	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$122,000	-	-	-	-	-	$122,000
Karl Reimers	$39,500	-	-	-	-	-	$39,500
Dan Robinson	$39,500	-	-	-	-	-	$39,500
Debra Funderburg	$32,625	-	-	-	-	-	$32,625
Nancy Stephenson	$39,500	-	-	-	-	-	$39,500

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2013 and 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

•	* each person who beneficially owns more than 5% of the common stock;
•	* each of our executive officers named in the Management section;
•	* each of our directors; and
•	* all executive officers and directors as a group.

The table shows the number of shares owned as of March 26, 2015 and the percentage of outstanding common stock owned as of March 26, 2015.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner	Percent of Class(1)
Estate of Ray D. Reaves	2,952,709	36.3%
Roger D. Bryant	34,000	*
Dan Robinson	96,000	1.2%
Karl Reimers	58,100	*
Nancy Stephenson	2,500	*
Phillip Roberson	20,500	*
All Officers and Directors as a Group (5 persons)	211,100	2.6%

*      indicates less than 1%

(1)      The percentages shown are calculated based upon 8,135,385 shares of common stock issued and outstanding at March 26, 2015.  In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Annual Report upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

During the year ended December 31, 2014, the Company paid a relative of a Board member $89,780 for petroleum engineering services. There were no comparable payments during the year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates LLP ("Hein") as our independent registered public accounting firm. Hein audited our consolidated financial statements for fiscal 2014 and 2013.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements.  To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services.  The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants.  Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2014	2013
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$135,100	$117,300
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	35,300	23,900
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$170,400	$141,200

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).

4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

4.4.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)

10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

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

10.7
Lease Assignment from PXP Gulf Coast, Inc., dated March 11, 2004, (incorporated by reference from the Company's Current Report on Form 8-K dated March 11, 2004, as filed with the Commission on March 26, 2004.)

10.8	Securities Purchase Agreement (incorporated by reference to the Company’s Form SB-2 dated September 20, 2005 as filed with the Commission on September 20, 2005.)

10.9	Registration Rights Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

10.10	Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.11	Board Compensation Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.12	Security Agreement (incorporated by reference to the Company’s Form 8-K dated October 18, 2006 as filed with the Commission on October 20, 2006).

10.13	Bonus Program (incorporated by reference to the Company’s Form 8-K dated October 24, 2008 as filed with the Commission on October 29, 2008.)

10.14	Guaranty Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.15	First Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.16	Second Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.17	Third Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.18	Fourth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.19	Fifth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 8-K dated March 21, 2014, as filed with the Commission on March 21, 2014.)

10.20	Executive Employment Agreement dated July 1, 2014, between FieldPoint Petroleum Corp. and Phillip H. Roberson

14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31.1	Certification of Principal Executive Officer required by Section 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Operating Officer and Principal Financial Officer required by Section 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve and Economic Evaluation by Fletcher Lewis Engineering, Inc.

99.2	Estimates of Proved Reserves & Revenues by PGH Petroleum & Environmental Engineers, LLC

99.3	Evaluation of Oil and Gas Reserves by Joe C. Neal & Associates

99.4	2014 Year-End SEC Reserve Evaluation of Pinnacle Energy Services, L.L.C.

99.5	Letter Report and Certificate of Qualification of Fletcher Lewis Engineering, Inc.

99.6	Letter Report and Certificate of Qualification of PGH Petroleum & Environmental Engineers, L.L.C.

99.7	Letter Report and Certificate of Qualification of Joe C. Neal & Associates

99.8	Letter Report and Certificate of Qualification of Pinnacle Energy Services, L.L.C.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date:	March 30, 2015	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date:	March 30, 2015	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roger D. Bryant	Date: March 30, 2015
Roger D. Bryant
Principal Executive Officer,
Director

By:	/s/ Phillip H. Roberson	Date: March 30, 2015
Phillip H. Roberson
President,
Principal Operating Officer, Principal Financial Officer,
and Director

By:	/s/ Dan Robinson	Date: March 30, 2015
Dan Robinson
Director

By:	/s/ Karl W. Reimers	Date: March 30, 2015
Karl W. Reimers
Director

By:	/s/Nancy Stephenson	Date: March 30, 2015
Nancy Stephenson
Director