Form 10-Q
period 2015-03-31
FIELDPOINT PETROLEUM CORP
filed 2015-05-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 11, 2015, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,135,385.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,436,762	$978,145
Certificates of deposit	-	30,815
Accounts receivable:
Oil and natural gas sales	518,305	589,643
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	289,988	309,417
Prepaid income taxes	352,522	350,486
Deferred income tax asset—current	89,000	98,000
Prepaid expenses and other current assets	78,777	74,032
Total current assets	2,765,354	2,430,538

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	40,954,310	40,873,612
Other equipment	108,460	108,460
Less accumulated depletion and depreciation	(21,021,781)	(20,514,981)
Net property and equipment	20,040,989	20,467,091

Total assets	$22,806,343	$22,897,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$945,946	$546,731
Oil and gas revenues payable	456,049	315,954
Total current liabilities	1,401,995	862,685

LONG-TERM DEBT	7,240,000	7,240,000
DEFERRED INCOME TAXES	1,824,000	2,064,000
ASSET RETIREMENT OBLIGATION	1,792,409	1,763,043
Total liabilities	12,258,404	11,929,728

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 9,062,385 and 9,052,385 shares issued, respectively, and 8,135,385 and 8,125,385 outstanding, respectively	90,623	90,523
Additional paid-in capital	12,146,179	12,116,487
Retained earnings	278,029	727,783
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	10,547,939	10,967,901
Total liabilities and stockholders’ equity	$22,806,343	$22,897,629

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
REVENUE:
Oil and natural gas sales	$1,090,357	$2,904,215
Well operational and pumping fees	1,262	8,950
Disposal fees	25,347	-
Total revenue	1,116,966	2,913,165

COSTS AND EXPENSES:
Production expense	819,393	979,468
Depletion and depreciation	506,800	825,500
Exploration expense	15,497	-
Accretion of discount on asset retirement obligations	26,000	26,000
General and administrative	373,327	495,552
Total costs and expenses	1,741,017	2,326,520

OPERATING INCOME (LOSS)	(624,051)	586,645

OTHER INCOME (EXPENSE):
Interest income	122	323
Interest expense	(63,445)	(68,452)
Unrealized loss on commodity derivatives	-	(46,209)
Miscellaneous	6,620	629
Total other expense	(56,703)	(113,709)

INCOME (LOSS) BEFORE INCOME TAXES	(680,754)	472,936

INCOME TAX EXPENSE – CURRENT	-	(64,000)
INCOME TAX BENEFIT (EXPENSE) – DEFERRED	231,000	(101,000)
TOTAL INCOME TAX PROVISION	231,000	(165,000)

NET INCOME (LOSS)	$(449,754)	$307,936

EARNINGS PER SHARE:
BASIC	$(0.06)	$0.04
DILUTED	$(0.06)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,135,274	8,066,336
DILUTED	8,135,274	8,953,701

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(449,754)	$307,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized loss on commodity derivatives	-	46,209
Depletion and depreciation	506,800	825,500
Exploration expense	15,497	-
Accretion of discount on asset retirement obligations	26,000	26,000
Deferred income tax expense (benefit)	(231,000)	101,000
Stock compensation expense	29,792	-
Changes in current assets and liabilities:
Accounts receivable	90,767	(453,016)
Income taxes receivable	(2,036)	50,641
Prepaid expenses and other assets	(4,745)	(592,047)
Accounts payable and accrued expenses	380,119	76,305
Oil and gas revenues payable	140,095	(46,395)
Other	30,815	-
Net cash provided by operating activities	532,350	342,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(73,733)	(1,609,716)
Net cash used in investing activities	(73,733)	(1,609,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	500,000
Net cash provided by financing activities	-	500,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	458,617	(767,583)

CASH AND CASH EQUIVALENTS, beginning of the period	978,145	2,648,487

CASH AND CASH EQUIVALENTS, end of the period	$1,436,762	$1,880,904

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$62,444	$64,237
Cash paid during the period for income taxes	$2,036	$17,752
Change in accrued capital expenditures	$22,462	$-

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2014.

2.	Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and the voting model, affecting all reporting entities involved with limited partnerships or similar entities, particularly industries such as the oil and gas, transportation and real estate sectors. In addition to reducing the number of consolidation models from four to two, the guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. The requirements of the guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2015-02 is currently not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective on a retrospective basis for annual periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The adoption of the updated standard is currently not expected to have a material effect on our consolidated financial statements and related disclosures.

3.	Oil and Natural Gas Properties

In January 2014, the Company drilled and completed a successful development well in Lee County, Texas. The net cost to the Company was approximately $1,000,000. No wells were drilled or completed during the three months ended March 31, 2015.

See accompanying notes to these unaudited condensed consolidated financial statements.

4.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company had 7,911,726 and 7,960,775 warrants outstanding with an exercise price of $4.00 at March 31, 2015 and 2014, respectively.  The dilutive effect of the warrants for the three months ended March 31, 2015 and 2014 is presented below.

	For the Three Months Ended March 31,
	2015	2014

Net income (loss)	$(449,754)	$307,936

Weighted average common stock outstanding	8,135,274	8,066,336
Weighted average dilutive effect of stock warrants	-	887,365
Dilutive weighted average shares	8,135,274	8,953,701

Earnings (loss) per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.03

5.	Income Taxes

For the three months ending March 31, 2015, and 2014, the tax provision is approximately 34% and 35%, respectively, of book income before tax. The rate for the three months ended March 31, 2015, differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to stock compensation expense. The rate for the three months ended March 31, 2014, differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the domestic production activities deduction.

6.	Related Party Transactions

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Beginning February 1, 2014, the Company no longer rents office space from the estate.

During the three month period ended March 31, 2014, the Company paid a relative of a Board member $28,000 for petroleum engineering services. There were no comparable payments during the three month period ended March 31, 2015.

7.	Long-Term Debt

The Company has a line of credit with a bank with a borrowing base of $11,000,000 at March 31, 2015, and December 31, 2014.  The agreement requires monthly interest-only payments until maturity on October 18, 2016. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company was in compliance with financial covenants as of March 31, 2015.

8.	Stockholders’ Equity

There were 7,911,726 warrants outstanding at March 31, 2015. There was no warrant activity for the period. The weighted average excise price was $4.00. The weighted average expected life was 3.25 years at December 31, 2014, and was 3.00 years at March 31, 2015.

As a signing bonus to his “at will” employment agreement, Phillip Roberson as President and CFO, is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. An additional 10,000 shares were received and vested January 1, 2015. Ten thousand shares will be received and vested at each of the six month anniversary dates of the commencement date until all are received and vested. The fair value of this stock grant was $275,000 of which $29,792 was recognized as non-cash stock compensation expense during the three months ended March 31, 2015. The remaining future expense related to this stock grant is $75,625 and is expected to be recognized over the weighted average expected life of less than one year.

9.	Commodity Derivatives

No commodity positions were outstanding at March 31, 2015, or December 31, 2014.

10.	Subsequent Events

On May 13, 2015 the company entered into a costless collar hedging agreement with Citibank for 200 barrels of oil per day that runs for a term of six months from June 1, 2015 to December 31, 2015, with a floor of $55 per barrel and a ceiling of $70 per barrel.

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

The Company has temporarily suspended drilling and exploration activities due to low commodity prices and has no plans at this time to drill a fourth well in the East Lusk field in New Mexico or continue development of the Taylor Serbin field.  Furthermore, we plan to limit any remedial work that does not increase production and reduce general and administrative costs as much as possible until commodity pricing improves.

Results of Operations

Comparison of three months ended March 31, 2015 to the three months ended March 31, 2014

	Quarter Ended March 31,
	2015	2014
Revenue:
Oil sales	$993,998	$2,605,280
Natural gas sales	96,359	298,935
Total oil and natural gas sales	$1,090,357	$2,904,215

Sales volumes:
Oil (Bbls)	21,694	28,009
Natural gas (Mcf)	34,333	44,483
Total (BOE)	27,417	35,423

Average sales prices:
Oil ($/Bbl)	$45.82	$93.02
Natural gas ($/Mcf)	2.81	6.72
Total ($/BOE)	$39.77	$81.99

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$29.89	$27.65
Depletion and depreciation	18.48	23.30
Exploration expense	0.56	-
Accretion of discount on asset retirement obligations	0.95	0.74
General and administrative	13.62	13.99
Total	$63.50	$65.68

Oil and natural gas sales revenues decreased 62% or $1,813,858 to $1,090,357 for the three-month period ended March 31, 2015, from the comparable 2014 period.  Average oil sales prices decreased 51% to $45.82 for the three-month period ended March 31, 2015, compared to $93.02 for the period ended March 31, 2014.  Average natural gas sales prices decreased to $2.81 for the three-month period ended March 31, 2015, compared to $6.72 for the period ended March 31, 2014.  Decreased oil and natural gas production accounted for a decrease in revenue of approximately $656,000. Lower commodity prices for oil and natural gas account for a decrease in revenue of approximately $1,158,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Lease operating expenses decreased 16% or $160,075 to $819,393 for the three month period ended March 31, 2015, from the comparable 2014 period.  This was primarily due to decreased production volumes. Lifting costs per BOE increased $2.24 to $29.89 for the 2015 period compared to $27.65 for the three months ended March 31, 2014, due mainly to remedial work that did not increase production but was necessary to keep our older leases in compliance with state and federal laws. We anticipate lease operating expenses to remain stable over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 39% or $318,700 to $506,800 for the three month period ended March 31, 2015, versus $825,500 in the 2014 comparable period.  This was primarily due to lower production volumes during the three months ended March 31, 2015.

General and administrative overhead cost decreased 25% or $122,225 to $373,327 for the three-month period ended March 31, 2015, from the three-month period ended March 31, 2014. This was primarily attributable to a decrease in Board fees, consulting and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other expenses, net for the quarter ended March 31, 2015, were $56,703 compared to other expense, net of $113,709 for the quarter ended March 31, 2014.  The net decrease was primarily due to a $46,209 unrealized loss on commodity derivatives in the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash flow provided by operating activities was $532,350 for the three month period ended March 31, 2015, as compared to $342,133 of cash flow provided by operating activities in the comparable 2014 period.  The increase in cash flows from operating activities was primarily due to changes in accounts payable, accounts receivable and prepaid expenses offset by lower net income, depletion, and deferred tax benefit.

Cash flow used in investing activities was $73,733 for the three month period ended March 31, 2015, and $1,609,716 in the comparable 2014 period due to fewer additions to oil and natural gas properties and equipment in the current period.

No cash flow was provided by financing activities for the three month period ended March 31, 2015. Cash flow provided by financing activities for the three month period ended March 31, 2014, was $500,000 from the draw on our line of credit.

We may continue to access capital through draws from our line of credit which has a borrowing base of $11,000,000 at March 31, 2015.  The next redetermination date is September 30, 2015. However, we are required to maintain certain minimum leverage ratios to be in compliance with our bank covenants required by our line of credit.  If we violated any of these covenants we would need to request Citibank to amend our lending agreement, or secure alternative financing in the debt or equity markets, which may not be available.  Based on industry outlook for the remainder of 2015, prices for oil and gas may continue to be lower than the comparable period in 2014 and at our current run rate we may break a borrowing covenant in the next quarter.

PART I
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  On March 27, 2014, we entered into a commodity derivative position effective April 1, 2014. The collars had a floor of $87.50 and a ceiling of $105.00 for 200 barrels of oil per day from April 1, 2014, to September 30, 2014. We had a net unrealized loss of $46,209 on commodity derivative transactions during the three month period ending March 31, 2014. There were no commodity positions open at March 31, 2015.

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

b)	Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Date:	May 14, 2015	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date:	May 14, 2015	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer