Form 10-Q
period 2015-09-30
FIELDPOINT PETROLEUM CORP
filed 2015-11-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015

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

_________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 11, 2015, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,880,101.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,078,678	$978,145
Certificates of deposit	-	30,815
Accounts receivable:
Oil and natural gas sales	496,701	589,643
Joint interest billings, less allowance for doubtful accounts of approximately $174,000 each period	287,986	309,417
Unrealized gain on commodity derivatives	191,000	-
Prepaid income taxes	357,523	350,486
Deferred income tax asset—current	13,000	98,000
Prepaid expenses and other current assets	71,754	74,032
Total current assets	3,496,642	2,430,538

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,037,604	40,873,612
Other equipment	108,460	108,460
Less accumulated depletion and depreciation	(21,941,381)	(20,514,981)
Net property and equipment	19,204,683	20,467,091

Total assets	$22,701,325	$22,897,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$7,240,000	$-
Accounts payable and accrued expenses	834,118	546,731
Oil and gas revenues payable	448,746	315,954
Total current liabilities	8,522,864	862,685

LONG-TERM DEBT	-	7,240,000
DEFERRED INCOME TAXES	1,481,000	2,064,000
ASSET RETIREMENT OBLIGATION	1,840,309	1,763,043
Total liabilities	11,844,173	11,929,728

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 9,807,101 and 9,052,385 shares issued, respectively, and 8,880,101 and 8,125,385 outstanding, respectively	98,070	90,523
Additional paid-in capital	12,985,406	12,116,487
Retained earnings (accumulated deficit)	(259,432)	727,783
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	10,857,152	10,967,901
Total liabilities and stockholders’ equity	$22,701,325	$22,897,629

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Oil and natural gas sales	$932,614	$2,308,985	$3,170,100	$7,580,740
Well operational and pumping fees	1,262	(1,603)	3,786	25,011
Disposal fees	23,606	60,211	79,239	73,316
Total revenue	957,482	2,367,593	3,253,125	7,679,067

COSTS AND EXPENSES:
Production expense	808,460	1,005,735	2,349,223	2,971,013
Depletion and depreciation	475,800	583,500	1,426,400	2,032,500
Exploration expense	2,610	-	18,107	-
Accretion of discount on asset retirement obligations	26,000	27,000	79,000	78,000
General and administrative	309,868	496,002	966,502	1,347,536
Total costs and expenses	1,622,738	2,112,237	4,839,232	6,429,049

OPERATING INCOME (LOSS)	(665,256)	255,356	(1,586,107)	1,250,018

OTHER INCOME (EXPENSE):
Interest income	191	292	417	963
Interest expense	(65,392)	(64,473)	(193,271)	(195,709)
Realized gain (loss) on commodity derivative	132,298	-	157,532	(882)
Unrealized gain on commodity derivatives	167,000	44,000	191,000	4,000
Warrant modification expense	-	-	(66,124)	-
Miscellaneous	-	-	15,878	9,728
Total other income (expense)	234,097	(20,181)	105,432	(181,900)

INCOME (LOSS) BEFORE INCOME TAXES	(431,159)	235,175	(1,480,675)	1,068,118

INCOME TAX BENEFIT (EXPENSE) – CURRENT	(4,130)	112,457	(4,540)	36,457
INCOME TAX BENEFIT (EXPENSE) – DEFERRED	159,000	(208,000)	498,000	(430,000)
TOTAL INCOME TAX PROVISION	154,870	(95,543)	493,460	(393,543)

NET INCOME (LOSS)	$(276,289)	$139,632	$(987,215)	$674,575

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.03)	$0.02	$(0.12)	$0.08
DILUTED	$(0.03)	$0.02	$(0.12)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,621,410	8,119,903	8,299,139	8,085,736
DILUTED	8,621,410	9,149,297	8,299,139	9,415,663

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(987,215)	$674,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on commodity derivatives	(191,000)	(4,000)
Depletion and depreciation	1,426,400	2,032,500
Exploration expense	18,107	-
Accretion of discount on asset retirement obligations	79,000	78,000
Deferred income tax expense (benefit)	(498,000)	430,000
Stock compensation expense	75,626	112,292
Warrant modification expense	66,124	-
Changes in current assets and liabilities:
Accounts receivable	114,373	(64,269)
Income taxes receivable	(7,037)	(25,295)
Prepaid expenses and other assets	2,278	(51,133)
Accounts payable and accrued expenses	329,787	117,302
Oil and gas revenues payable	132,792	(27,322)
Other	30,815	13,914
Net cash provided by operating activities	592,050	3,286,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(226,233)	(4,897,097)
Net cash used in investing activities	(226,233)	(4,897,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	-	500,000
Proceeds from the exercise of warrants	734,716	196,167
Net cash provided by financing activities	734,716	696,167

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,100,533	(914,366)

CASH AND CASH EQUIVALENTS, beginning of the period	978,145	2,648,487

CASH AND CASH EQUIVALENTS, end of the period	$2,078,678	$1,734,121

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$192,296	$255,320
Cash paid during the period for income taxes	$6,931	$33,622
Change in accrued capital expenditures	$(42,400)	$777,189

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

As of September 30, 2015, the Company has a working capital deficit of approximately $5,026,000 because we had to reclassify our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of September 30, 2015. We are in the process of requesting an amended lending agreement or waiver from Citibank although there can be no assurances that it will be granted.  Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available. Citibank is in a first lien position on all of our properties. We are current on all interest payments but expect our current borrowing base of $11,000,000 to be lowered. We have a positive net operating cash flow despite a net loss for the nine months ended September 30, 2015.

3.	Recently Issued Accounting Pronouncements

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

No wells were drilled or completed during the three or nine months ended September 30, 2015.

5.	Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company had 7,177,010 and 7,911,733 warrants outstanding with an exercise price of $4.00 at September 30, 2015 and 2014, respectively.  The dilutive effect of the warrants for the three and nine months ended September 30, 2015 and 2014 is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(276,289)	$139,632	$(987,215)	$674,575

Weighted average common stock outstanding	8,621,410	8,119,903	8,299,139	8,085,736
Weighted average dilutive effect of stock warrants	-	1,029,394	-	1,329,927
Dilutive weighted average shares	8,621,410	9,149,297	8,299,139	9,415,663

Earnings (loss) per share:
Basic	$(0.03)	$0.02	$(0.12)	$0.08
Diluted	$(0.03)	$0.02	$(0.12)	$0.07

6.	Income Taxes

For the three and nine months ending September 30, 2015, the tax provision is approximately 36% and 33%, respectively, of book income before tax. The rate for the three months ended September 30, 2015, is approximately 36% of book income before tax and approximates the statutory federal and state rates. The rate for the nine months ended September 30, 2015, differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the warrant modification expense and stock compensation expense. For the three months ending September 30, 2014, the tax provision was approximately 40% of book income before tax and differs slightly from the statutory federal and state rates due primarily to annual franchise taxes paid during the period.  For the nine months ending September 30, 2014, the tax provision was approximately 37% of book income before tax and approximates the statutory federal and state rates.

7.	Related Party Transactions

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Beginning February 1, 2014, the Company no longer rents office space from the estate.

During the three and nine month periods ended September 30, 2014, the Company paid a relative of a Board member $41,000 and $72,500 for petroleum engineering services. There were no comparable payments during the three and nine month periods ended September 30, 2015.

8.	Debt

The Company has a line of credit with a bank that requires monthly interest-only payments until maturity on October 18, 2016. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of September 30, 2015. We are in the process of requesting an amended lending agreement or waiver from the bank, although there can be no assurances that it will be granted.  Unless and until such amendment or waiver is granted, the bank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available. The bank is in a first lien position on all of our properties. We are current on all interest payments but expect our current borrowing base of $11,000,000 to be lowered by the bank.

9.	Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at September 30, 2015. There have been no warrants issued during the nine months ended September 30, 2015. There were 734,716 warrants exercised during the nine months ended September 30, 2015. The weighted average expected life was 3.25 years at December 31, 2014, and was 2.50 years at September 30, 2015.

On June 24, 2015, the Board of Directors announced that it had approved a temporary reduction to the exercise price of its publicly traded warrants to $1.00 per share. This was a temporary modification for a period of 33 days commencing at the opening of trading on July 6, 2015, and ending at the close of trading on August 7, 2015. During this period, 734,716 warrants were exercised at a price of $1.00 per share for total proceeds of $734,716. Any and all warrants that remained unexercised after August 7, 2015, remain in full force and effect for the duration of their term with the initial exercise price of $4.00 per share.

The fair value of the change in exercise price of the warrants of approximately $66,000 was reported as other expense and increased additional paid in capital during the nine months ended September 30, 2015. The fair value of the temporary modification of the exercise price was calculated by multiplying the number of warrants actually exercised during the temporary modification period by the change in the value of the warrants immediately before and immediately after the announcement of the reduction in exercise price.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. An additional 10,000 shares were received and vested January 1, 2015, and again on July 1, 2015. Ten thousand shares will be received and vested at each of the six month anniversary dates of the commencement date until all are received and vested. The fair value of this stock grant was $275,000 of which $16,042 and $75,625 was recognized as non-cash stock compensation expense during the three and nine months ended September 30, 2015, respectively. The remaining future expense related to this stock grant is $29,792 and is expected to be recognized over the weighted average expected life of less than one year.

10.	Commodity Derivatives

On May 13, 2015, we entered into the following commodity positions to hedge our oil production price risk, effective from June 1, 2015, to December 31, 2015. No commodity positions were outstanding at December 31, 2014. The following positions were outstanding at September 30, 2015:

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars October 1 – December 2015	200	18,400	$55.00	$70.00

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2015 and December 31, 2014:

		Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2015	2014
Derivatives not designated as hedging instruments

Commodity derivatives	Current Assets	$191,000	$-

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivatives not designated as hedging instruments

Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$167,000	$44,000	$191,000	$4,000
Realized gain (loss) on commodity derivatives		$132,298	$-	$157,532	$(882)

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

We are exposed to credit losses in the event of non-performance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations.  However, we do not anticipate non-performance by the counterparties over the term of the commodity derivatives positions. To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information.  We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement).  The three levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2015, we had no Level 1 measurements.

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2015, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2015, we had no Level 3 measurements.

11.	Subsequent Events

Subsequent to September 30, 2015, we made two voluntary principle payments on our line of credit totalling $245,000. The principle payments reduced the balance on our short term debt to $6,955,000.

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

The Company has temporarily suspended drilling and exploration activities due to low commodity prices and has no near-term plans at this time to drill a fourth well in the East Lusk field in New Mexico or continue development of the Taylor Serbin field.  Furthermore, we plan to limit any remedial work that does not increase production and reduce general and administrative costs as much as possible until commodity pricing improves. As we are out of compliance with our revolving line of credit and may have our borrowing base decreased, we do not expect to reinstate our drilling programs until commodity prices and our cash flow improve.

Results of Operations

Comparison of three months ended September 30, 2015, to the three months ended September 30, 2014

	Quarter Ended September 30,
	2015	2014
Revenue:
Oil sales	$842,066	$2,199,798
Natural gas sales	90,548	109,187
Total oil and natural gas sales	$932,614	$2,308,985

Sales volumes:
Oil (Bbls)	19,000	24,260
Natural gas (Mcf)	40,021	28,618
Total (BOE)	25,670	29,030

Average sales prices:
Oil ($/Bbl)	$44.32	$90.68
Natural gas ($/Mcf)	2.26	3.82
Total ($/BOE)	$36.33	$79.54

Costs and expenses ($/BOE)
Production expense (lifting costs)	$31.49	$34.65
Depletion and depreciation	18.54	20.10
Exploration expense	0.10	-
Accretion of discount on asset retirement obligations	1.01	0.93
General and administrative	12.07	17.09
Total	$63.21	$72.77

Oil and natural gas sales revenues decreased 60% or $1,376,371 to $932,614 for the three-month period ended September 30, 2015, from the comparable 2014 period.  Average oil sales prices decreased 51% to $44.32 for the three-month period ended September 30, 2015, compared to $90.68 for the period ended September 30, 2014.  Average natural gas sales prices decreased to $2.26 for the three-month period ended September 30, 2015, compared to $3.82 for the period ended September 30, 2014.  Decreased oil and natural gas production accounted for a decrease in revenue of approximately $433,000. Lower commodity prices for oil and natural gas account for a decrease in revenue of approximately $943,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 20% or $197,275 to $808,460 for the three month period ended September 30, 2015, from the comparable 2014 period.  This was primarily due to a decrease in non-critical workover activity and production taxes.  Lifting costs per BOE decreased $3.16 to $31.49 for the 2015 period compared to $34.65 for the three months ended September 30, 2014, due mainly to less workover activity and general decrease in costs and lease operating expenses. We anticipate lease operating expenses to remain stable over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 18% or $107,700 to $475,800 for the three month period ended September 30, 2015, versus $583,500 in the 2014 comparable period.  This was primarily due to lower production volumes during the three months ended September 30, 2015.

General and administrative overhead costs decreased 38% or $186,134 to $309,868 for the three-month period ended September 30, 2015, from the three-month period ended September 30, 2014. This was primarily attributable to a decrease in board fees, compensation, consulting and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other income, net for the quarter ended September 30, 2015, was $234,097 compared to other expense, net of $20,181 for the quarter ended September 30, 2014.  The net increase in other income was primarily due to a realized gain on commodity derivatives of $132,298 and an unrealized gain on commodity derivatives of $167,000 in the three months ended September 30, 2015.

Results of Operations

Comparison of Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014
Revenues:
Oil sales	$2,900,750	$6,989,220
Natural gas sales	269,350	591,520
Total	$3,170,100	$7,580,740

Sales volumes:
Oil (Bbls)	60,768	75,820
Natural gas (Mcf)	102,903	116,252
Total (BOE)	77,919	95,195

Average sales prices
Oil ($/Bbl)	$47.73	$92.18
Natural gas ($/Mcf)	2.62	5.09
Total ($/BOE)	$40.68	$79.63

Costs and expenses ($/BOE)
Production expense (lifting costs)	$30.15	$31.21
Depletion and depreciation	18.31	21.35
Exploration expense	0.23	-
Accretion of discount on asset retirement obligations	1.01	0.82
General and administrative	12.41	14.16
Total	$62.11	$67.54

Oil and natural gas sales revenues decreased 58% or $4,410,640 to $3,170,100 for the nine month period ended September 30, 2015, from $7,580,740 for the comparable 2014 period. An overall decrease in oil and natural gas production accounted for a decrease in revenue of approximately $1,455,000 while a decrease in oil and natural gas commodity prices decreased revenue by approximately $2,956,000. Sales volumes decreased 18% on a BOE basis primarily due to production depletion which was not replaced due to a cessation of drilling activity. Average oil sales prices decreased $44.45 to $47.73 for the nine month period ended September 30, 2015, compared to $92.18 for the nine month period ended September 30, 2014.  Average natural gas sales prices decreased 49% to $2.62 for the nine month period ended September 30, 2015, compared to $5.09 for the nine month period ended September 30, 2014.  We anticipate volumes to decrease in the coming quarters primarily due to suspension of drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 21% or $621,790 to $2,349,223 for the nine month period ended September 30, 2015, from the comparable 2014 period.  This was primarily due to a general decrease in workover, remedial activity, production taxes and generally lower costs and lease operating expenses.   Lifting costs per BOE decreased 3%, from $31.21 to $30.15 for the 2015 period.  We anticipate lease operating expenses to remain stable over the following quarters due to a continued decrease of workover and remedial activity.

Depletion and depreciation expense decreased 30% to $1,426,400, compared to $2,032,500 for the comparable 2014 period.  This was primarily due to a decrease in production.

General and administrative overhead cost decreased 28% or $381,034 to $966,502 for the nine month period ended September 30, 2015, from the nine month period ended September 30, 2014.  This was attributable primarily to a decrease in salary expenses, board fees, and professional services.  In the coming quarters we anticipate general and administrative expenses to remain stable or decrease slightly.

Other income, net for the nine months ended September 30, 2015, amounted to $105,432 compared to other expense, net of $181,900 for the comparable 2014 period.  A realized gain of $157,532 and an unrealized gain of $191,000 on commodity derivatives was reported during the nine month period ended September 30, 2015. Warrant modification expense of $66,124 was reported during the nine months period ended September 30, 2015. A realized loss of $882 and an unrealized gain of $4,000 on commodity derivatives were reported during the 2014 period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $592,050 for the nine month period ended September 30, 2015, as compared to $3,286,564 of cash flow provided by operating activities in the comparable 2014 period.  The decrease in cash flows from operating activities was primarily due to lower net income and depletion, a deferred tax benefit and an increase in unrealized gain on commodity derivatives offset by changes in accounts receivable and payable.

Cash flow used in investing activities was $226,233 for the nine month period ended September 30, 2015, and $4,897,097 in the comparable 2014 period due to fewer additions to oil and natural gas properties and equipment in the current period.

Cash flow provided by financing activities for the nine month period ended September 30, 2015, was $734,716 from the exercise of 734,716 of our outstanding publicly traded common stock purchase warrants at an exercise price of $1.00 per share during the temporary modification period as discussed in “Note 9 – Stockholders’ Equity”. Cash flow provided by financing activities for the nine month period ended September 30, 2014 included $500,000 from the draw on our line of credit plus $196,167 from the exercise of 49,042 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of September 30, 2015. We are in the process of requesting an amended lending agreement or waiver from our bank although there can be no assurances that it will be granted.  Unless and until such amendment or waiver is granted, the bank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available. The bank is in a first lien position on all of our properties. We are current on all interest payments but expect our current borrowing base of $11,000,000 to be lowered by the lender. We have a positive net operating cash flow for the year despite an earnings loss.

PART I
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.  On May 13, 2015, we entered into a commodity derivative position effective June 1, 2015. The collars have a floor of $55.00 per barrel and a ceiling of $70.00 for 200 barrels of oil per day from June 1, 2015, to December 31, 2015. We had a realized gain of $157,532 and a net unrealized gain of $191,000 on commodity derivative transactions during the nine month period ending September 30, 2015. On March 27, 2014, we entered into a commodity derivative position effective April 1, 2014. The collars had a floor of $87.50 and a ceiling of $105.00 for 200 barrels of oil per day from April 1, 2014, to September 30, 2014. We had a realized loss of $882 and an unrealized gain of $4,000 on commodity derivative transactions during the nine month period ending September 30, 2014.

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

b)	Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Date:	November 16, 2015	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date:	November 16, 2015	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer