Form 10-K
period 2015-12-31
FIELDPOINT PETROLEUM CORP
filed 2016-03-30
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $5,842,222.

The number of shares outstanding of the registrant’s common stock as of March 25, 2016 is 8,890,101.

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

Operations

As of December 31, 2015, the Company had varying ownership interest in 472 gross wells (113.26 net) located in five states. The Company operates 18 of the 472 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

We currently use hydraulic fracturing to complete both horizontal and vertical wells in the Permian Basin. We engage third parties to provide hydraulic fracturing services to us for completion of these wells. While hydraulic fracturing is not required to maintain our leasehold acreage that is currently held by production from existing wells, it will likely be required in the future to develop the proved non-producing and proved undeveloped reserves associated with this acreage. All of our proved non-producing and proved undeveloped reserves associated with future drilling, completion and recompletion projects will probably require hydraulic fracturing.

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
Hydraulic fracturing requires the use of a significant amount of water. Upon flowback of the water, we dispose of it in a way that we believe minimizes the impact to nearby surface water by disposing into approved disposal facilities or injection wells. Currently our primary sources of water are nonpotable and potable aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We also plan to reuse and recycle flow-back and produced water in 2016.

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

Greenhouse Gas Emissions

Congress has, from time-to-time, considered legislation to reduce emissions of greenhouse gases (“GHGs”). The current Congress is likely to continue to consider similar bills. Moreover, almost half of the states have already taken legal measures to reduce emissions of GHGs through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs or other mechanisms. Most cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Many states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.
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

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Following a legal challenge by industry groups and a subsequent settlement, in February 2014, the EPA issued revised guidance on the use of diesel in hydraulic fracturing operations. Under the guidance, EPA broadly defined “diesel” to include fuels such as kerosene that have not traditionally been considered diesel. The EPA’s continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of the Congress have called upon (i) the Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the Securities and Exchange Commission (the “SEC”) to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale by means of hydraulic fracturing; and (iii) the Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The EPA has also studied the potential environmental impacts of hydraulic fracturing on water resources, publishing draft results in 2015. These and future investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could facilitate initiatives to further regulate hydraulic fracturing.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2015. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2016. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 26, 2016, the Company had 3 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A – RISK FACTORS.

Going concern

We have incurred net losses of $10,983,270 and $1,947,940 for the years ended December 31, 2015 and 2014, respectively. We expect that the Company will continue to experience operating losses and may have negative cash flow for so long as commodity prices remain depressed. The notes to our financial statements for the fiscal years ended December 31, 2015 and 2014, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate sufficient positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

A continuation of the decline in oil and natural gas prices would have a material impact on us.

Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and more recently depressed and likely will continue to be volatile and depressed in historical standards in the future. This price volatility and depression will also affect our common stock price. We cannot predict oil and natural gas prices and prices may decline even further in the future. The following factors have an influence on oil and natural gas prices, including but not limited to:

●
changes in the supply of and demand for oil and natural gas;
●
storage availability;
●
weather conditions;
●
market uncertainty;
●
domestic and foreign governmental regulations;
●
the availability and cost of alternative fuel sources;
●
the domestic and foreign supply of oil and natural gas;
●
the price of foreign oil and natural gas;
●
refining capacity;
●
political conditions in oil and natural gas producing regions, including the Middle East; and
●
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

We evaluate and acquire interests in oil and natural gas properties which in management's judgment will provide attractive investment opportunities for the addition of production and oil and gas reserves. To acquire producing properties or undeveloped exploratory acreage will require an assessment of a number of factors including:

●
Value of the properties and likelihood of future production;
●
Recoverable reserves;
●
Operating costs;
●
Potential environmental and other liabilities;
●
Drilling and production difficulties; and
●
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

Our operations are also subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including, but not limited to, such hazards as:

●
Fires;
●
Explosions;
●
Blowouts;
●
Encountering formations with abnormal pressures;
●
Spills
●
Natural disasters;
●
Pipeline ruptures;
●
Cratering

If any of these events occur in our operations, we could experience substantial losses due to:

●
injury or loss of life;
●
severe damage to or destruction of property, natural resources and equipment;
●
pollution or other environmental damage;
●
clean-up responsibilities;
●
regulatory investigation and penalties; and
●
other losses resulting in suspension of our operations.

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

We could potentially discharge these materials into the environment in any of the following ways:

●
from a well or drilling equipment at a drill site;
●
leakage from gathering systems, pipelines, transportation facilities and storage tanks;
●
damage to oil and natural gas wells resulting from accidents during normal operations; and
●
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

Our operations involve using some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to:

●
landing our wellbore in the desired drilling zone;
●
staying in the desired drilling zone while drilling horizontally through the formation;
●
running our casing the entire length of the wellbore; and
●
being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to:

●
the ability to fracture stimulate the planned number of stages;
●
the ability to run tools the entire length of the wellbore during completion operations; and
●
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

Oil, NGL and gas prices are volatile. Continued depressed oil, NGL or gas prices would adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

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

●
domestic and foreign supply of oil, NGLs and gas;
●
domestic and foreign consumer demand for oil, NGLs and gas;
●
overall United States and global economic conditions impacting the global supply of and demand for oil, NGLs and gas;
●
the willingness and ability of OPEC to set and maintain oil price and production controls;
●
commodity processing, gathering and transportation availability, the availability of refining capacity and other factors that result in differentials to benchmark prices;
●
price and availability of alternative fuels;
●
price and quantity of foreign imports;
●
domestic and foreign governmental regulations;
●
political conditions in or affecting other oil and natural gas producing countries;
●
weather conditions, including unseasonably warm winter weather and tropical storms; and
●
technological advances affecting oil, NGL and gas consumption.

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to fall. Over the six months ending January 15, 2016, the NYMEX settled prices for oil and natural gas have declined by approximately 50%. During the 52 week period ended January 15, 2016, the prices for oil and natural gas (“BOE”) ranged from a high of $65 and a low of $27 per BOE, with the closing price at January 20, 2016 of approximately $30. Prices may stay suppressed for some time from the levels experienced during the last few years.

The Company’s financial position, results of operations, access to capital and the amount of oil and gas that may be economically produced would be negatively impacted if oil and gas prices stay depressed for an extended period of time.

The ways that continued low oil and gas prices could affect us include the following:

●
Cash flows would be reduced, decreasing funds available for capital expenditures needed to maintain or increase production and replace reserves;
●
Future net cash flows from our properties would decrease, which could result in significant impairment expenses;
●
Some reserves would no longer be economic to produce, leading to lower proved reserves, production and cash flows; and
●
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

Lower oil and gas prices would not only cause our revenues and cash flows to decrease but also would reduce the amount of oil and gas that we can produce economically. Substantial decreases in oil and gas prices will render uneconomic some or all of our drilling locations. This has and may continue to result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. As we experienced with the recent downward adjustment of our borrowing base under our credit facility with Citibank, a decline in oil, NGL or gas prices for an extended period of time can result in our being unable to maintain or increase our borrowing capacity, repay current or future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. As we saw in December 2015 with the lowering of our borrowing base, the recent decline in oil and gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments. In December 2015, our senior lender decreased our borrowing base from $11 million to $5.5 million, at which time our outstanding drawn balance was $6.5 million. We have yet to cure the resultant overdrawn deficiency, and the revolving credit facility matures in October 2016. There can be no assurance that our senior lender will extend the maturity date of the credit facility. We are currently in default under the line of credit, and as senior secured lender, Citibank could foreclose on our assets. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

●
selling assets;
●
reducing or delaying capital investments;
●
seeking to raise additional capital; or
●
refinancing or restructuring our debt.

If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. If amounts outstanding under our revolving credit facility were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

At December 31, 2015, we had approximately $6.5 million in borrowings outstanding under our revolving credit facility, and our borrowing base was reduced by our senior lender to approximately $5.5 million due to an impairment of our borrowing base. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. We expect that our borrowing base will be redetermined in the second quarter of 2016. We expect that the redetermination may result in a further material reduction in our borrowing base. Upon a further redetermination, our borrowing base could be reduced again, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If the significant reduction in commodity prices continues or accelerates, it is likely that our borrowing base will be reduced further in the next semi-annual borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

Our revolving credit facility and the indenture governing our revolving credit facility contain operating and financial restrictions and covenants that may restrict our business and financing activities or that economic conditions and commodity prices may cause us to breach.

Our revolving credit facility contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●
sell assets, including equity interests in our subsidiaries;
●
consolidate, merge or transfer all or substantially all of our assets;
●
incur or guarantee additional indebtedness or issue preferred stock;
●
redeem or prepay other debt;
●
pay distributions on, redeem or repurchase our common stock or redeem or repurchase our subordinated debt;

●
create or incur certain liens;
●
make certain acquisitions and investments;
●
enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;
●
engage in transactions with affiliates;
●
create unrestricted subsidiaries;
●
enter into financing transactions; and
●
engage in certain business activities.
As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Our revolving credit facility also contains financial covenants. Our ability to comply with some of the covenants and restrictions contained in our revolving credit facility may be affected by events beyond our control. If market or other economic conditions do not improve, or if commodity prices remain at their current depressed levels, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our revolving credit facility occurs and remains uncured, the lenders:

●
would not be required to lend any additional amounts to us;
●
could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
●
may have the ability to require us to apply all of our available cash to repay these borrowings; or
●
may prevent us from making debt service payments under our other agreements.

Price declines during 2015 resulted in a material write down of the carrying values of our properties, and further price declines could result in additional write downs in the future, which would negatively impact our net income and results of operations. Additionally, current SEC rules also could require us to write down our proved undeveloped reserves in the future.
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

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe or if continued, depressed prices cause us to change our development plan to decrease the number of wells to be drilled over the five-year period.

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

Government regulations could increase our operating costs

Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and development, production and transportation of, oil and natural gas, as well as safety matters, which may change from time to time in response to economic conditions. Matters subject to regulation by federal, state and local authorities include:

●
Permits for drilling operations;
●
The production and disposal of water;
●
Reports concerning operations;
●
Unitization and pooling of properties;
●
Road and pipeline construction;
●
The spacing of wells;
●
Taxation;
●
Production rates;
●
The conservation of oil and natural gas; and
●
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

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2-PROPERTIES

Principal Oil and Natural Gas Interests

Block A-49, Andrews County, Texas is a producing oil field located in Andrews, Texas. The Company owns a 74%-100% working interest in three producing oil wells and two injection wells producing out of the Devonian and Ellenburger formations at an approximate depth of 7,000 to 9,000 feet.

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

Lusk Field, Lea County, New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The Company owns an 87.5%-100% working interest in three oil and natural gas wells producing out of the Bone Spring and Yates formations in Section 15 at depths ranging from approximately 3,400 feet to approximately 10,000 feet and a 43.75% working interest in three wells drilled and producing out of the Bone Spring formation. We also have a 14.06% working interest in one oil and natural gas well producing out of the Wolfcamp formation in Section 14. The Company also owns an 87.5% working interest in one water disposal well.

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

Big Muddy Field, Converse County, Wyoming is a producing oilfield located approximately 30 miles south of Casper, Wyoming. The Company owns a 100% working interest in the Elkhorn and J.C. Kinney lease which consists of four oil wells producing out of the Wallcreek and Dakota formations at depths ranging from approximately 3,200 feet to approximately 4,000 feet.

Serbin Field, Lee and Bastrop Counties Texas is an oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a 25% working interest in 148 producing oil and natural gas wells. Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand.

Production

The table below sets forth oil and natural gas production from the Company's net interest in producing properties for each of its last two fiscal years.

	Oil (bbl)		Gas (mcf)
Production by State	2015	2014	2015	2014
Louisiana	25	28	5,969	9,441
New Mexico	27,097	39,313	84,231	94,038
Oklahoma	27,504	28,771	21,863	29,733
Texas	17,611	25,119	13,063	14,874
Wyoming	5,223	4,399	39	-
TOTAL	77,460	97,630	125,165	148,086

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2015, purchases by three customers, Cimarex Energy Co., Sunoco, and Riley Exploration Company, LLC, represented more than 10% of total Company revenues. During the year end December 31, 2014, purchases by three customers, Cimarex Energy Co., Sunoco, and Riley Exploration Company, LLC, represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2015, of productive wells in the areas indicated.

	Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	10	6.25	4.61
Oklahoma	253	58.13	37	4.59
Texas	155	39.34	7	4.10
Wyoming	4	-	-	-
Total	422	103.72	50	9.54

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

Drilling Activity

The Company did not drill any productive, dry exploratory or development wells during the fiscal year ended December 31, 2015.

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2015 and 2014. See Notes 13 and 14 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves
	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2014	1,020,712	1,989,528
Revisions of previous estimates	(25,391)	(51,075)
Extensions and discoveries	216,930	118,880
Production	(97,630)	(148,086)
Estimated quantity, December 31, 2014	1,114,621	1,909,247
Revisions of previous estimates	(631,388)	(996,140)
Extensions and discoveries	-	-
Production	(77,460)	(125,165)
Estimated quantity, December 31, 2015	405,773	787,942

 Proved Developed and Undeveloped Reserves
	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2015	405,773	-	405,773
December 31, 2014	937,416	177,205	1,114,621

Gas (Mcf)
December 31, 2015	787,942	-	787,942
December 31, 2014	1,652,014	257,233	1,909,247

Proved Undeveloped Reserves

As of December 31, 2015, we had no BOE of proved undeveloped (“PUD”) reserves, which is a decrease of 220,077 BOE or 100%, compared with 220,077 BOE of PUD reserves at December 31, 2014. As a percent of our total proved reserves, our PUD reserves decreased from 15% in 2014 to 0% in 2015 due to lower commodity prices rendering PUD reserves uneconomic.

The following table summarizes the changes in our PUD reserves during 2015.

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Balance – December 31, 2014	177,205	257,233	220,077
Extensions and discoveries	-	-	-
Revisions to previous estimates	(177,205)	(257,233)	(220,077)
Conversion to proved developed reserves	-	-	-
Balance – December 31, 2015	-	-	-

The Company did not convert any PUD reserves to proved developed reserves during 2015 or 2014 and had no net investment required to convert PUD reserves to proved developed reserves during 2015 or 2014.

The Company has no estimated future development costs relating to the development of PUD reserves at December 31, 2015.

We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development program. Based on current expectations for cash flows, commodity prices and operating costs and expenses, as well as drilling and completion prices, the company has no plans to drill any wells in the near future.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2015, have been estimated by Joe C. Neal and Associates. Our proved oil and natural gas reserves as of December 31, 2014, have been estimated by Fletcher Lewis Engineering, Inc., PGH Engineers, Joe C. Neal and Associates and Pinnacle Energy Services, LLC. These independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Phillip Roberson, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over fifteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Roberson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Notes 13 and 14 to the Consolidated Financial Statements.

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

Oil and Gas Reserves Reported to Other Agencies:
We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2015, or subsequently thereafter.
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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2015. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	160	20	1,120	137
New Mexico	2,600	851	1,560	655
Oklahoma	6,640	906	720	175
Texas	6,588	2,007	815	460
Wyoming	320	260	2,581	2,375
Total	16,308	4,044	6,796	3,802

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

FISCAL 2014	CLOSING PRICE

	HIGH	LOW
First Quarter	4.84	4.05
Second Quarter	5.78	4.69
Third Quarter	5.50	3.86
Fourth Quarter	3.96	1.79

FISCAL 2015
	HIGH	LOW
First Quarter	2.12	0.99
Second Quarter	2.33	1.00
Third Quarter	1.21	0.85
Fourth Quarter	1.63	0.50

At March 22, 2016, the approximate number of shareholders of record was 147. The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2015	2014
Statements of Operations Data:

Total revenues	$3,969,475	$9,232,297
Operating expenses	16,999,398	11,945,345
Net loss	(10,983,270)	(1,947,940)
Basic loss per share	$(1.30)	$(0.24)
Shares used in computing basic earnings per share	8,445,571	8,095,731
Diluted loss per share	$(1.30)	$(0.24)
Shares used in computing diluted earnings per share	8,445,571	8,095,731

	December 31,
Balance Sheet Data:	2015	2014
Working capital (deficit)	$(5,641,837)	$1,567,853
Total assets	10,519,689	22,897,629
Total liabilities	9,642,551	11,929,728
Stockholders' equity	877,138	10,967,901

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

During the year ended December 31, 2015, the Company suspended its plans to drill the fourth well in the East Lusk field in New Mexico because of rapidly declining oil and natural gas commodity prices and drilling and completion prices which both affect the well economics. The Company has no plans to drill any wells in the near future.

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

During 2014, we began recompleting the University Z2 well in Andrews County, Texas. We plugged back from the Devonian formation and recompleted in the Wolfcamp formation. We believed that we had successfully recompleted the well but it subsequently developed a leak in the casing and we temporarily shut in the well. We unsuccessfully attempted to repair the casing leak and ultimately decided to abandon the well rather than attempt a second casing repair. We recognized exploration expense of $18,107 and $462,302 during the years ended December 31, 2015 and 2014.

Going concern

We have incurred net losses of $10,983,270 and $1,947,940 for the years ended December 31, 2015 and 2014, respectively. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodities prices remain depressed. Our financial statements for the fiscal years ended December 31, 2015 and 2014, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. To mitigate our current financial situation, we are meeting with investors for possible equity investments, we have filed a shelf S-3 that is not yet effective and pending approval by the SEC that will permit a limited at the market (ATM) capital raise, and we are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Results of Operations

	Years Ended December 31,
	2015	2014
Revenues:
Oil sales	$3,554,300	$8,401,759
Natural gas sales	314,542	704,724
Total	$3,868,842	$9,106,483

Sales volumes:
Oil (Bbls)	77,460	97,630
Natural gas (Mcf)	125,165	148,086
Total (BOE)	98,322	122,311

Average sales prices
Oil ($/Bbl)	$45.89	$86.06
Natural gas ($/Mcf)	2.51	4.76
Total ($/BOE)	$39.35	$74.45

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$26.65	$25.16
Production taxes	4.12	6.93
Depletion and depreciation	24.59	21.47
Exploration expense	0.19	3.78
Impairment of oil and natural gas properties	102.29	25.23
Accretion of discount on asset retirement obligations	1.08	0.85
General and administrative	13.98	14.24
Total	$172.90	$97.66

Revenues
Oil and natural gas sales revenues decreased by $5,237,641 or 58%, due to decreased commodity prices of approximately $3,393,000 and $1,845,000 due to lower sales volumes. Oil sales decreased by approximately $4,848,000 due to decreased prices of $3,112,000 and $1,736,000 due to lower production. Oil sales volumes decreased by 21%, primarily due to natural declines in our Bone Spring and Ranger Horizontal Taylor Serbin wells which were drilled in late 2013 and 2014, as well as maintenance issues with our North Block 12 production. Natural gas sales decreased approximately $390,000 or 55%, due to decreased commodity prices of approximately $281,000 and $109,000 due to lower sales volumes in 2015. Oil and natural gas prices have been volatile during 2015 and we expect this to continue. Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2016.

Lease Operating Expenses
Lease operating expenses decreased $456,467 or 15% primarily due to lower production during 2015. Costs increased by $1.49 per barrel equivalent (BOE) or 6% in 2015 as compared to 2014. Decreased sales volumes accounted for a $604,000 decrease in costs but was offset by increased costs of approximately $147,000 in 2015. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes decreased $443,293 or 52%, primarily the result of decreased oil and natural gas sales volumes and higher costs per barrel equivalent. Production taxes amounted to approximately 10% of oil and natural gas sales revenue during 2015 and 9% during 2014. We expect production taxes to range between 8% and 10% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense decreased by $209,100 or 8%. The decrease in depletion and depreciation was primarily due to lower production during 2015 and impairment in the prior year.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2015, we recorded impairment of $10,057,633 on ten proved properties and on three unproved properties. The largest impairment was on the Lusk field in New Mexico of $4,407,064. During the year ended December 31, 2014, we recorded impairment of $3,085,787 on six properties. The largest impairment was on the Serbin Taylor field of $1,966,408. The increase in impairment was due mainly to a precipitous drop in commodity prices starting in the fourth quarter of 2014 and continuing through 2015, which required us to substantially lower the pricing for the calculation of anticipated future net cash flows in our impairment model and the removal of proved undeveloped reserves due to intent and ability to develop.

General and Administrative Expense
General and administrative expenses decreased $366,738 or 21% primarily due to decreases in compensation expense, professional services fees and board fees. Significant components of general and administrative expenses include personnel-related costs and professional services fees. We expect our general and administrative expenses to decrease next year.

Other Income (Expense)
Other income, net for the year ended December 31, 2015, amounted to $86,407 compared to other expense, net of $252,398 for the comparable 2014 period. Interest expense decreased in 2015 by $5,355 or 2% to $257,705 compared to $263,060 in 2014. During the year ended December 31, 2015, we had a realized gain of $393,569 on commodity derivatives. Warrant modification expense of $66,124 was reported during the year ended December 31, 2015. During the year ended December 31, 2014, we had an unrealized gain of $4,000 on commodity derivatives.

Liquidity and Capital Resources

Cash flow provided by operating activities was approximately $700,000 for the year ended December 31, 2015, compared to $3.8 million for the year ended December 31, 2014. The decrease in cash flow from operating activities was primarily due to a decrease in net income.

In 2015, we used our operating cash flow along with cash on hand to fund approximately $235,000 of development of oil and natural gas properties. The Company received $20,000 proceeds from the sale of used equipment and approximately $31,000 proceeds from certificates of deposits during 2015. In 2014, we used our operating cash flow along with cash on hand to fund $6.1 million of development of oil and natural gas properties.

Cash flow provided by financing activities for the year ended December 31, 2015, included inflow of $734,716 from the exercise of 734,716 of our outstanding publicly traded common stock purchase warrants during a temporary modification period with an exercise price of $1.00 per share. The Company used cash flow from financing activities to repay $761,667 on the short-term debt in 2015. Cash flow provided by financing activities for the year ended December 31, 2014, included $500,000 from the draw on our line of credit plus $196,195 from the exercise of 49,049 of our outstanding publicly traded common stock purchase warrants at an exercise price of $4.00 per share.

Capital Requirements

As of December 31, 2015, we had a working capital deficit of approximately $5.6 million. Our line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2015, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 1, 2015, based on the value of proved reserves, and was reduced from $11 million to $5.5 million. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

We cannot predict how oil and natural gas prices will fluctuate during 2016 and what effect they will ultimately have on our operations. The timing of most capital expenditures is relatively discretionary. Therefore, we can plan expenditures to coincide with available funds in order to minimize business risks. As of December 31, 2015, we had $61,522 of capital items in accounts payable that will be paid from working capital.

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

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

Cash Contractual Obligations	2016	2017	Thereafter	Total
	(in thousands)
Credit facility (secured)	$6,478	$-	$-	$6,478
Interest on credit facility	195	-	-	195
Office lease	41	43	3	87
Total	$6,714	$43	$3	$6,760

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

Because of the precipitous drop in energy prices starting the last quarter of 2014 and continuing through 2015, we used a 5 and a 7 year NYMEX strip price for 2015 and 2014, respectively, rather than the average pricing that is normally used in our estimate of expected future cash flows. This resulted in a much larger impairment expense of $10,057,633 on our proved and unproved oil and natural gas properties in 2015 and $3,085,787 of impairments of proved oil and natural gas properties in 2014.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2015, there were no open positions but we did have derivative transactions during 2015 and reported a realized gain of $393,569 included in other income (expense) on our consolidated statement of operations. At December 31, 2014, there were no open positions but we did have derivative transactions during 2014 and reported a realized loss $882 and an unrealized gain of $4,000 included in other income (expense) on our consolidated statement of operations.

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hein & Associates LLP

Dallas, Texas
March 30, 2016

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$1,467,279	$978,145
Certificates of deposit	-	30,815
Accounts receivable:
Oil and natural gas sales	536,413	589,643
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 and $174,000, respectively	221,159	309,417
Income taxes receivable	23,442	350,486
Deferred income tax asset-current	-	98,000
Prepaid expenses and other current assets	67,236	74,032
Total current assets	2,315,529	2,430,538

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,085,514	40,873,612
Other equipment	108,460	108,460
Less accumulated depletion, depreciation and impairment	(32,989,814)	(20,514,981)
Net property and equipment	8,204,160	20,467,091

Total assets	$10,519,689	$22,897,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$6,478,333	$-
Accounts payable and accrued expenses	891,611	546,731
Oil and natural gas revenues payable	459,627	315,954
Asset retirement obligation - current	127,795	-
Total current liabilities	7,957,366	862,685

LINE OF CREDIT	-	7,240,000
DEFERRED INCOME TAXES	-	2,064,000
ASSET RETIREMENT OBLIGATION	1,685,185	1,763,043
Total liabilities	9,642,551	11,929,728

COMMITMENTS AND CONTINGENCIES (Notes 2, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 9,807,101 and 9,052,385 shares issued, respectively; and 8,880,101 and 8,125,385 outstanding, respectively	98,070	90,523
Additional paid-in capital	13,001,447	12,116,487
Retained earnings (accumulated deficit)	(10,255,487)	727,783
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	877,138	10,967,901
Total liabilities and stockholders’ equity	$10,519,689	$22,897,629

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2015	2014
REVENUE:
Oil and natural gas sales	$3,868,842	$9,106,483
Well operational and pumping fees	5,047	25,011
Disposal fees	95,586	100,803
Total revenue	3,969,475	9,232,297

COSTS AND EXPENSES:
Production expense	3,025,721	3,925,481
Depletion and depreciation	2,417,200	2,626,300
Exploration expense	18,107	462,302
Impairment of oil and natural gas properties	10,057,633	3,085,787
Accretion of discount on asset retirement obligations	106,000	104,000
General and administrative	1,374,737	1,741,475
Total costs and expenses	16,999,398	11,945,345

OPERATING LOSS	(13,029,923)	(2,713,048)

OTHER INCOME (EXPENSE):
Interest income	789	1,219
Interest expense	(257,705)	(263,060)
Realized gain (loss) on commodity derivatives	393,569	(882)
Unrealized gain on commodity derivatives	-	4,000
Warrant modification expense	(66,124)	-
Miscellaneous	15,878	6,325
Total other income (expense)	86,407	(252,398)

LOSS BEFORE INCOME TAXES	(12,943,516)	(2,965,446)

INCOME TAX EXPENSE – CURRENT	(5,754)	(1,000)
INCOME TAX BENEFIT – DEFERRED	1,966,000	1,018,506

TOTAL INCOME TAX BENEFIT	1,960,246	1,017,506

NET LOSS	$(10,983,270)	$(1,947,940)

LOSS PER SHARE:
BASIC	$(1.30)	$(0.24)
DILUTED	$(1.30)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,445,571	8,095,731
DILUTED	8,445,571	8,095,731

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Total

BALANCES, January 1, 2014	8,993,336	$89,933	$11,751,298	$2,675,723	927,000	$(1,966,892)	$12,550,062

Common stock issued from exercise of warrants	49,049	490	195,705	-	-	-	196,195

Stock compensation	10,000	100	169,484	-	-	-	169,584

Net loss	-	-	-	(1,947,940)	-	-	(1,947,940)

BALANCES, December 31, 2014	9,052,385	90,523	12,116,487	727,783	927,000	(1,966,892)	10,967,901

Common stock issued from exercise of warrants	734,716	7,347	727,369	-	-	-	734,716

Stock compensation	20,000	200	91,467	-	-	-	91,667

Warrant modification			66,124				66,124

Net loss	-	-	-	(10,983,270)	-	-	(10,983,270)

BALANCES, December 31, 2015	9,807,101	$98,070	$13,001,447	$(10,255,487)	927,000	$(1,966,892)	$877,138

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,983,270)	$(1,947,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized gain on commodity derivatives	-	(4,000)
Depletion and depreciation	2,417,200	2,626,300
Exploration expense	18,107	462,302
Impairment of oil and natural gas properties	10,057,633	3,085,787
Deferred income tax benefit	(1,966,000)	(1,018,506)
Accretion of discount on asset retirement obligations	106,000	104,000
Stock compensation expense	91,667	169,584
Warrant modification expense	66,124	-
Changes in current assets and liabilities:
Accounts receivable	141,488	406,016
Income taxes receivable	327,044	78,117
Prepaid expenses and other current assets	6,796	(43,281)
Accounts payable and accrued expenses	273,325	(241,792)
Oil and natural gas revenues payable	143,673	75,366
Other	-	13,906
Net cash provided by operating activities	699,787	3,765,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(234,517)	(6,132,396)
Proceeds from the sale of oil and natural gas properties	20,000	-
Proceeds from certificates of deposit	30,815	-
Net cash used in investing activities	(183,702)	(6,132,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	500,000
Payments on line of credit	(761,667)	-
Proceeds from the exercise of warrants	734,716	196,195
Net cash provided (used) by financing activities	(26,951)	696,195

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	489,134	(1,670,342)

CASH AND CASH EQUIVALENTS, beginning of year	978,145	2,648,487

CASH AND CASH EQUIVALENTS, end of the year	$1,467,279	$978,145

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$256,730	$258,254
Cash paid during the year for income taxes	$13,843	$48,007
Change in accrued capital expenditures	$15,492	$46,030

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2015 and 2014.

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

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2015	2014
Mineral interests in properties:
Unproved properties	$850,000	$850,000
Proved properties	13,422,072	13,399,016
Wells and related equipment and facilities	26,813,442	26,624,596
Total costs	41,085,514	40,873,612
Less accumulated depletion, depreciation and impairment	(32,921,686)	(20,466,053)
	$8,163,828	$20,407,559

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2015 or 2014. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2015, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $2,398,000 and $2,617,000 for the years ended December 31, 2015 and 2014, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. During the year ended December 31, 2015, we recorded an impairment on our unproved oil and natural gas properties of $562,500. No impairment of unproved properties was recorded during the year ended December 31, 2014.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy. We recorded an impairment on our proved oil and natural gas properties of $9,495,133 and $3,085,787 during the years ended December 31, 2015 and 2014, respectively.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such increase in the allowance was indicated at December 31, 2015 or 2014. As of December 31, 2015, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2015, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 73% of accounts receivable at December 31, 2015. As of December 31, 2014, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2014, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 70% of accounts receivable at December 31, 2014. In the event that one or more of these significant customers cease doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

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

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was approximately $237,000 and $174,000 at December 31, 2015 and 2014, respectively.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $19,200 and $9,300 for the years ended December 31, 2015 and 2014, respectively.

Asset Retirement Obligations
Our financial statements reflect our asset retirement obligations, consisting of future plugging and abandonment expenditures related to our oil and natural gas properties, which can be reasonably estimated. The asset retirement obligation is recorded at fair value on a discounted basis as a liability at the asset's inception, with an offsetting increase to producing properties on the consolidated balance sheets. Significant inputs to determining fair value include applying a credit adjusted risk free rate which is a level 3 measurement in the fair value hierarchy. Periodic accretion of the discount of the estimated liability is recorded as an expense in the consolidated statements of operations.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:
	2015	2014
Asset retirement obligation at January 1,	$1,763,043	$1,712,685
Accretion of discount	106,000	104,000
Liabilities incurred during the year	-	20,000
Liabilities settled during the year	(56,063)	(73,642)
Asset retirement obligation at December 31,	1,812,980	1,763,043
Less: current asset retirement obligations	(127,795)	-
Long-term asset retirement obligations	$1,685,185	$1,763,043

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

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $439,198 and $895,523 for the years ended December 31, 2015 and 2014, respectively.

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

Our proved reserve estimates are a function of many assumptions, all of which could deviate materially from actual results. As such, resesrve estimates may vary materially from the ultimate quantities of oil and natural gas actually produced

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2015 and 2014.

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

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers. During the year ended December 31, 2015, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 73% of total oil and natural gas sales revenue for the year. During the year ended December 31, 2014, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 72% of total oil and natural gas sales revenue for the year.

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

Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective on a retrospective basis for annual periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company currently does not expect the adoption of the updated standard to have a material effect on our consolidated financial statements and related disclosures.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 on revenue from contracts with customers. Under this new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. We are currently evaluating the impact, if any, that this standard will have on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 – Presentation of Financial Statements – Going Concern that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date that the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. As the Company adopted this accounting standard update prospectively as of January 1, 2016, the adoption of this standard had no impact on the consolidated balance sheet as of December 31, 2015.

2.
Liquidity and Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2015 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of December 31, 2015, the Company has a working capital deficit of approximately $5,642,000 primarily due to the classification our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of December 31, 2015, and we do not expect to regain compliance in 2016 without an amendment to our credit agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Furthermore, we are currently in technical default of the agreement. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citibank is in a first lien position on all of our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

To mitigate our current financial situation, we are meeting with investors for possible equity investments, we have filed a shelf S-3 that is not yet effective and pending approval by the SEC that will permit a limited at the market (ATM) capital raise, and we are investigating other sources of capital.

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a going concern is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

3.       Oil and Natural Gas Properties

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2015 and 2014.

During 2015, the Company did not drill or complete any development wells. During 2014, the Company drilled and completed four successful development wells in Texas.

On June 1, 2014, the Company executed and closed on the first transaction with Riley Exploration Group, LLC ("Riley"). Pursuant to the terms of the exploration agreement FieldPoint assigned 6 net Taylor sand wells in the Serbin Field to Riley in return for 7 net wells in the same field. In addition, FieldPoint assigned to Riley 240 net acres in exchange for 239 net acres. On July 1, 2014, the Company executed a second closing with Riley.  Pursuant to the terms of the exploration agreement FieldPoint assigned 23 net Taylor sand wells in the Serbin Field to Riley in return for 20 net wells in the same field.  In addition, FieldPoint assigned Riley 759 net acres in exchange for 760 net acres. Both Riley transactions were a non-cash contribution of interests with substantially the same fair value. Operations in the field transferred from FieldPoint to Riley for these leases. FieldPoint and Riley do not plan to jointly re-develop these leases by plugging the legacy wells and drilling new horizontal wells until commodity prices increase.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014, we unsuccessfully recompleted the University Z2 well in Andrews County, Texas. We recognized exploration expense of $18,107 and $462,302 during the years ended December 31, 2015 and 2014.

The Company recorded impairment charges of $10,057,633 and $3,085,787 during the years ended December 31, 2015 and 2014, respectively, as a result of writing down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy.

4.
Related Party Transactions

There were no related party transactions during the year ended December 31, 2015.

The Company leased office space from the estate of its former president through January 2014 for $2,500 a month. Beginning February 1, 2014, the Company no longer rents office space from the estate.

During the year ended December 31, 2014, the Company incurred expenses of $102,562 to a relative of a Board member for petroleum engineering services. There were no comparable expenses during the year ended December 31, 2015.

5.
Fair Value Measurements

The Company follows fair value measurement authoritative guidance, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the mostobservable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

●
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The fair value of oil and gas properties used in estimating our recognized impairment loss represents a non-recurring level 3 measurement.

Financial and non-financial assets and liabilities are to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014, and their classification within the fair value hierarchy:

	As of December 31, 2015
	Level 1	Level 2	Level 3

Proved properties(1)	$-	$-	$5,955,513
Unproved properties(1)	$-	$-	$287,500

	As of December 31, 2014
	Level 1	Level 2	Level 3

Proved properties (1)	$-	$-	$3,738,240
Unproved properties (1)	$-	$-	$-
___________________________
(1)
This represents non-financial assets that are measured at fair value on a nonrecurring basis due to impairments. This is the fair value of the asset base that was subjected to impairment and does not reflect the entire asset balance as presented on the accompanying balance sheets. Please refer to the Proved Oil and Gas Properties and Unproved Oil and Gas Properties sections below for additional discussion.

Proved Oil and Gas Properties
Proved oil and natural gas properties are evaluated for impairment and reduced to fair value whenever events and circumstances indicate the carrying value exceeds the sum of the undiscounted cash flows. We estimate the expected net future cash flows of our oil and natural gas properties using management's expectations of economically recoverable proved reserves and compare such future net cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to their fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a non-recurring Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rate. The Company impaired ten proved oil and gas properties which had a total carrying value of $15,450,646 to the fair value of $5,955,513 for the year ended December 31, 2015. The Company impaired six proved oil and gas properties which had a total carrying value of $6,824,027 to the fair value of $3,738,240 for the year ended December 31, 2014.

Unproved Oil and Gas Properties
Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. The fair value of unproved oil and gas properties used in estimating our recognized impairment loss represents a non-recurring level 3 measurement. To measure the fair value of unproved properties, the Company used inputs including, but not limited to, future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. We impaired three unproved oil and gas properties which had a total carrying value of $850,000 to the fair value of $287,500 for the year ended December 31, 2015. The carrying value equaled the fair market value of the unproved oil and gas properties as of December 31, 2014.

Derivatives
Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2015 and 2014, we had no Level 2 measurements.

6.
Commodity Derivatives

No commodity positions to hedge our oil production price risk were outstanding at December 31, 2015 or 2014.

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	12 Months Ended December 31,
	Location	2015	2014
Derivatives not designated as hedging instruments

Unrealized gain on commodity derivatives	Other Income (Expense)	$-	$4,000
Realized gain (loss) on commodity derivatives	Other Income (Expense)	$393,569	$(882)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at December 31, 2015 and $11,000,00 at December 31, 2014. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at December 31, 2015. The amount outstanding under this line of credit was $7,240,000 at December 31, 2014.

The credit line was amended on March 19, 2014 on substantially identical terms, except that the requirement for a personal guarantee by the former President and CEO was removed, and the maturity date was extended to October 18, 2016. The agreement requires quarterly interest-only payments until maturity on October 18, 2016. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 3.5% as of December 31, 2015 and 2014, respectively. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of December 31, 2015, and is in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available. Citibank is in a first lien position on all of our properties.

As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 – Liquidity and Going Concern.

In addition to our revolving line of credit with Citibank, N.A., the Company also has two irrevocable standby letters of credit with Citibank securing our well plugging liabilities of various operated wells in the amounts of $25,000 and $30,000.  These letters of credit must be renewed every year and were most recently renewed in May 2015.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.
Income Taxes

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:
	2015	2014
Current:
Federal	$-	$-
State	(5,754)	(1,000)
Total current	(5,754)	(1,000)

Deferred:
Federal	1,760,000	1,008,000
State	206,000	10,506
Total deferred	1,966,000	1,018,506

Total income tax provision	$1,960,246	$1,017,506

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2015 and 2014 as follows:
	2015	2014
Statutory rate (benefit)	(34%)	(34%)
State taxes, net of federal benefit	(2%)	0%
Change in valuation allowance on deferred tax assets	21%	0%
Effective rate (benefit)	(15%)	(34%)

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Significant components of net deferred tax assets and liabilities are:
	December 31,
	2015	2014
Deferred tax assets:
Asset retirement obligation	$663,000	$640,000
Allowance for doubtful accounts	87,000	63,000
Stock compensation and other	25,000	34,000
Alternative minimum tax credit carryforward	157,000	128,000
Difference in depreciation, depletion and capitalization methods – oil and gas properties	897,000	-
Net operating loss carryforward	876,000	1,001,000
Total deferred tax assets	2,705,000	1,866,000
Valuation allowance on deferred tax assets	(2,705,000)	-
Total deferred tax assets, net of valuation allowance	-	1,866,000

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	-	(3,832,000)
Total deferred tax liabilities	-	(3,832,000)

Net deferred tax liability	$-	$(1,966,000)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net deferred tax assets and liabilities are recorded as follows:

	2015	2014
Current asset	$-	$98,000
Non-current liability	-	(2,064,000)
Total	$-	$(1,966,000)

The Company had no material uncertain tax positions as of December 31, 2015 and 2014.

At December 31, 2015, the Company expects to have net operating loss carryforwards of approximately $2.5 million which expire at various dates from December 31, 2034 to 2035.

The Company recorded impairment expense of $10,057,633 on our proved and unproved oil and natural gas properties during the year ended December 31, 2015. As a result, our deferred tax assets exceeded our deferred tax liabilities. Since it is more likely than not that the tax benefits will not be utilized, the Company established a valuation allowance of $2,705,000 against our deferred tax assets.

The Company’s policy regarding income tax interest and penalties is to record those items as general and administrative expense. During the years ended December 31, 2015 and 2014, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2015 and 2014.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2012. The Company is not currently involved in any income tax examinations.

9.
Earnings (Loss) Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 and 7,911,726 warrants outstanding with an exercise price of $4.00 at December 31, 2015 and 2014, respectively. During the year ending December 31, 2014, 476,989 shares were excluded from the dilutive weighted average share calculation because the shares would have had an anti-dilutive effect. During the year ending December 31, 2015, no shares were excluded from the dilutive weighted average share calculation. The dilutive effect of the warrants for the twelve months ended December 31, 2015 and 2014 is presented below.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014

Net loss	$(10,983,270)	$(1,947,940)

Weighted average common stock outstanding	8,445,571	8,095,731
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	8,445,571	8,095,731

Loss per share:
Basic	$(1.30)	$(0.24)
Diluted	$(1.30)	$(0.24)

10.      Stockholder's Equity

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

The fair value of the change in exercise price of the warrants of $66,124 was reported as other expense and increased additional paid in capital during the year ended December 31, 2015. The fair value of the temporary modification of the exercise price was calculated by multiplying the number of warrants actually exercised during the temporary modification period by the change in the value of the warrants immediately before and immediately after the announcement of the reduction in exercise price.

The following table summarizes the warrant activity for the year ending December 31, 2015:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2014	7,911,726	$4.00	3.25
Issued	-	-
Exercised	-	$4.00
Exercised during temporary modification period	(734,716)	$1.00
Expired	-	-
Outstanding, December 31, 2015	7,177,010	$4.00	2.25

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares will be received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. The fair value of this stock grant was $275,000 of which $91,667 and $169,584 was recognized as non-cash stock compensation expense during the twelve months ended December 31, 2015 and 2014, respectively. The remaining future expense related to this stock grant is $13,749 and is expected to be recognized over the weighted average expected life of less than one year. Once the signing bonus grant has been fully vested and paid, Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares.

11.      Environmental Issues

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

12.
Commitments

As of December 31, 2015 and 2014, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. As of December 31, 2015 and 2014, we had a $25,000 outstanding letter of credit in the favor of the Bureau of Land Management. Citibank may restrict $60,000 in cash to cover our plugging bond line of credit since the Company has a borrowing base deficiency on our line of credit as of December 31, 2015.

In January 2014, the Company entered into a two year operating lease for office space in Austin, Texas, which was renewed for another two years until January 31, 2018. Rent expense under this lease was approximately $36,760 and $33,000 for the years ended December 31, 2015 and 2014, respectively. Minimum future rentals on this non-cancelable operating lease as of December 31, 2015, are as follows:

2016	$41,019
2017	42,518
2018	3,551
$87,088

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 12, 2013, we engaged Stephens, Inc. (“Stephens”) to provide general financial and Investment Banking advice. Pursuant to the agreement we began paying Stephens a retainer of $10,000 per month, paid monthly in advance beginning January 1, 2014. The agreement can be terminated by either party with thirty days’ notice with no further obligation for a monthly retainer. The agreement provides for success fees in the range of 1% to 7% depending on the nature of the transaction. Furthermore, any amounts paid for the retainer would be credited against any investment banking fees due in the event of a successful transaction. On July 3, 2014, we amended the original agreement to extend it to May 12, 2015, and Stephens agreed to waive all future monthly retainer payments.  All previous agreed upon terms of the Original Engagement were still effective. On June 3, 2015, the agreement was extended six months to November 12, 2015, on substantially the same terms. However, Stephens terminated the agreement as of October 8, 2015.
The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014, with a beginning base salary of $200,000 annually. Beginning January 1, 2015, the Board of Directors may in its sole discretion award an annual performance based bonus award to Mr. Roberson.
At the October 23, 2015, meeting the Board adopted a measure effective as of January 1, 2016, to temporarily accept voluntary reductions in annual retainers for executive and all non-executive directors by a total of approximately $75,000 per year until such time as economic conditions shall improve and the Board determines that the voluntary reductions shall cease. All of these voluntary reductions shall be retroactively reinstated and payable in the case of (and only in the case of) a Change of Control Event.
Occasionally, we are involved in various legal and regulatory proceedings arising in the normal course of business. Management cannot predict the outcome of these proceedings with certainty and does not believe that an adverse result would be material to the Company’s financial position or results of operations.

13.
Oil and Gas Producing Activities

The following table sets forth the costs incurred for oil and natural gas property activities of the Company:

	Years Ended December 31,
	2015	2014
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	18,107	462,302
Development costs	216,410	5,635,098
Total costs incurred	$234,517	$6,097,400

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2015	2014
Revenues	$3,868,842	$9,106,483
Expenses
Production expense	3,025,721	3,925,481
Depletion and depreciation	2,417,200	2,626,300
Exploration expense	18,107	462,302
Impairment of oil and natural gas properties	10,057,633	3,085,787
Accretion of discount on asset retirement obligations	106,000	104,000
Total expenses	15,624,661	10,203,870
Income (loss) before income taxes	(11,755,819)	(1,097,387)
Income tax benefit, netof valuation allowance (1)	1,763,373	373,112
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(9,992,446)	$(724,275)
(1)
Reflects the Company’s effective tax rate.

14.
Disclosures About Oil and Gas Producing Activities (Unaudited)

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2014	1,020,712	1,989,528
Revisions of previous estimates	(25,391)	(51,075)
Extensions and discoveries	216,930	118,880
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(97,630)	(148,086)
Balance, December 31, 2014	1,114,621	1,909,247
Revisions of previous estimates	(631,388)	(996,140)
Extensions and discoveries	-	-
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(77,460)	(125,165)
Balance, December 31, 2015	405,773	787,942

Proved developed reserves, December 31, 2015	405,773	787,942
Proved developed reserves, December 31, 2014	937,416	1,652,014

Proved oil and natural gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended December 31, 2015
The average natural gas price used in our proved reserves estimate at December 31, 2015, was $3.33 per Mcf. The average oil price used in our proved reserves estimate at December 31, 2015, was $47.06 per barrel. We did not drill any new wells, or purchase or sell any reserves during the year ended December 31, 2015. In addition, we removed the proved undeveloped reserves from our reserves due to intent and ability to develop.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows at December 31, 2015 and 2014, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2015 and 2014, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	(in thousands)
	2015	2014

Future cash inflows	$22,523	$111,664
Future production costs	(11,778)	(41,322)
Future development cost	(112)	(6,733)
Future income taxes	198	(20,712)

Future net cash flows	10,831	42,897
10% annual discount	(3,820)	(19,908)

Standardized measure of discounted future net cash flows	$7,011	$22,989

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:
	Years Ended December 31,
	2015	2014
Balance, beginning of year	$22,989	$20,371
Sales of oil and natural gas produced, net of production costs	(843)	(5,181)
Sale of reserves	-	-
Extensions and discoveries	-	6,477
Net changes in prices and production costs	(26,730)	2,139
Net changes in future development costs	6,299	(2,209)
Revisions and other changes	(10,672)	551
Accretion of discount	3,545	3,210
Net change in income taxes	12,423	(2,369)
Balance, end of year	$7,011	$22,989

15.
Subsequent Events (Unaudited)

On February 5, 2016, the Company filed Form S-3 Registration Statement Under the Securities Act of 1933 with the Securities and Exchange Commission in anticipation of an at the market (ATM) offering. The Form S-3 is not yet effective and is pending approval by the SEC. When approved, the Company may offer and sell from time to time up to $20,000,000 of its shares of common stock, par value $0.01, warrants, convertible debt securities, debt securities, right or units or any combination of these securities, in one or more transactions on terms to be determined at the time of sale. We are currently negotiating a sales agreement with Euro Pacific Capital in connection with the ATM offering. Under an engagement letter, Euro Pacific earned a $25,000 fee as the ATM offering advisor as of the S-3 filing date in February 2016.

Our warrants listed on the NYSE MKT as FPP WS expire March 23, 2018. If the warrants trade at sub-penny before that date, the NYSE will immediately suspend and move to delist the warrants. On March 28, 2016, they are trading at $0.03.

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

On June 9, 2013, the Board of Directors appointed Roger D. Bryant to serve as the Executive Chairman of the Board of Directors and oversee management of the Company. On June 14, 2013, Mr. Phillip H. Roberson was engaged to take operational control of the business, and on July 1, 2013, he was named Chief Operating Officer and Chief Financial Officer. On December 10, 2013, Mr. Roberson was promoted to President of the Company.
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

b)
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)
Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	73	Principal Executive Officer,	June 9, 2013-present
		Director	July 1997-present
Phillip H. Roberson	47	President,	December 2013-present
		Principal Financial Officer,	July 2013-present
		Director	November 11, 2014 - present
Karl W. Reimers	74	Director	October 2004-present
Dan Robinson	68	Director	August 2004-present
Debra Funderburg	57	Director	February 2006 – November 7, 2014
Nancy Stephenson	62	Director	October 2012 - present

Mr. Bryant serves as Chairman of the Board of the Corporation, and as its principal executive. He has been a Director of the Company since July 1997. For more than thrity years, Mr. Bryant has held senior management positions with public and private companies in a number of different industries. He is currently a Founder and Partner of Co-Partners, LLC, a business consulting firm. Prior positions include Chief Executive Officer and Chairman of Canmax, Inc., a publicly traded software development company, President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for the retail petroleum industry. Mr. Bryant holds a Bachelor of Science degree in Electrical Engineering from the University of Alabama, and has served on the Board of Directors of more than ten private and public companies. He currently serves on the Board of Directors of two private companies, HOBI International, Inc. and Leopard Mobility, Inc., both in the electronics remanufacturing and distribution business

Mr. Roberson, age 47, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm’s operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 74, has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 68, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 1994 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 40 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the American Fuel & Petrochemical Manufacturers (AFPM).

Debra Funderburg, age 57, was a director of the Company from February 6, 2006 to November 7, 2014, when she tendered her resignation. From August 2010 to November 2014 she served as Vice President Reservoir Engineering for Magnum Hunter Resources Corp. From September 2007 to August 2010 she served as Vice President of Business Development for Sanchez Oil & Gas. From May 2003 to August 2007 she has served as Senior Reservoir Engineer, Corporate A&D coordinator and Business Development manager for Dominion E&P. From November 1999 to May 2003 Ms. Funderburg held the position of Reservoir Engineering Manager for Randall & Dewey. From April 1993 to November 1999 she was employed by Pennzoil as a Senior Petroleum Engineer.

Nancy Stephenson, age 62, has been a Director of the Company since October 2011.  From August 2011 to August 2012 she served as Chief Accounting Officer, Treasurer and Secretary of Cross Border Resources Inc. (XBOR) and served as Assistant Controller at Forge Energy, LLC, a private company, from January 2014 through March 2015.  Ms. Stephenson is semi-retired and does occasional consulting engagements. Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business.  From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc. (TXCO). For both XBOR and TXCO she prepared financial statements and was responsible for periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

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

Meetings and Committees of the Board of Directors

a.       Meetings of the Board of Directors

During the fiscal year ended December 31, 2015, five meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the directors. Meetings are conducted either in person or by telephone conference.

At the December 6, 2013, meeting, the Board approved the Compensation Committee's recommendation to restructure Board compensation effective for 2014. The structure increased the fee for in-person meetings to $1,000 and provides for fees to compensate committee chairmen. Each board member received approximately $39,500 for their service during 2014. Roger Bryant was paid $10,000 per month plus meeting fees as Executive Chairman. Each board member received approximately $27,000 for their service during 2015 and Roger Bryant was paid $91,000 as Executive Chairman. At the October 23, 2015, meeting the Board reaffirmed and ratified its previously adopted action to provide annual cash retainers of $120,000 per year for Roger Bryant, and $30,000 per year for all non-executive directors (which shall be in addition to Committee fees), and $1,000 for each in-person meeting effective January 1, 2016.  However, it also adopted a measure to temporarily accept a voluntary reduction in Roger Bryant's annual retainer to $90,000 per year, and to temporarily accept a voluntary reduction of the annual cash retainer to $15,000 for all non-executive directors, and to temporarily accept a voluntary reduction to $500.00 per in-person meeting until such time as economic conditions shall improve, provided that each and all of these voluntary reductions shall be retroactively reinstated and payable in the case of (and only in the case of) a Change of Control Event.  All voluntary reductions shall be temporarily effective as of January 1, 2016 and shall continue until such time as the Board determines that they shall cease.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2015, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee.

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

During the fiscal year ended December 31, 2015, the Audit Committee had four meetings. The committee is responsible for accounting and internal control matters. The Audit Committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380. The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for filing with the Commission.

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
During the fiscal year ended December 31, 2015, the Compensation Advisory Committee had one meeting. The Compensation Advisory Committee:

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

Nomination Committee

The Nomination Committee was composed of the following directors:

Karl Reimers, Chairman
Nancy Stephenson
Dan Robinson

The Board of Directors has determined that Mr. Reimers, Mrs. Stephenson and Mr. Robinson are “independent” within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2015. Mrs. Stephenson replaced Mrs. Funderburg who resigned from the Board effective November 7, 2014. Dan Robinson was added as a member of the Nomination Committee effective November 7, 2014.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the Board has not received from any security holder a director nominee recommendation. The Board of Directors will consider candidates recommended by security holders in the future. Security holders wishing to recommend a director nominee for consideration should contact Mr. Phillip H. Roberson, President, Chief Operating Officer and Chief Financial Officer, at the Company's principal executive offices located in Austin, Texas and provide to Mr. Roberson, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-X, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by year end for consideration in the next year’s elections.

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

ITEM 11     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2015 to the Company’s “Named Executive Officers” (or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

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

●
Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the oil and gas exploration business (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.
●
Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.
●
Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.
●
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

Components of Compensation. For the years ended December 31, 2015 and 2014, the largest component of compensation for the Officers of the Company was base salary. We did provide additional compensation in the form of a cash incentive bonus to the Executive Chairman and the President/CFO in 2013 and a stock bonus to the President/CFO in 2014.

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

●
job level and responsibilities,
●
relevant experience,
●
individual performance,
●
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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensa -tion	Nonqualified Deferred Compensation Earnings	All Other Compensa -tion	Total
Phillip H. Roberson, President, and CFO	2015	$200,000	$-	$30,300	-	-	-	$6,000(1)	$236,300
Phillip H. Roberson, President, and CFO	2014	$200,000	$-	$55,000	-	-	-	-	$255,000
Phillip H. Roberson, President, and CFO	2013	$75,000	$35,000	-	-	-	-	-	$110,000
Ray D. Reaves, CEO, President	2013	$140,000	$-	-	-	-	-	-	$140,000
(1)
Automobile allowance

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

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Roger Bryant	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Phillip Roberson	- 0 -	- 0 -	-	-	-	20,000	$12,400	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$91,000	-	-	-	-	-	$91,000
Karl Reimers	$26,000	-	-	-	-	-	$26,000
Dan Robinson	$26,000	-	-	-	-	-	$26,000
Nancy Stephenson	$28,500	-	-	-	-	-	$28,500
Phillip Roberson	$-						$-

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2013 and 2014.

ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

●
* each person who beneficially owns more than 5% of the common stock;
●
* each of our executive officers named in the Management section;
●
* each of our directors; and
●
* all executive officers and directors as a group.

The table shows the number of shares owned as of March 26, 2016 and the percentage of outstanding common stock owned as of March 26, 2016. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner	Percent of Class(1)
Estate of Ray D. Reaves(3)	2,899,985	32.6%
2352007 Ontario Inc. and Natale Rea (2013) Family Trust 9200 Weston Rd., Piazza Villagio, P.O. Box 92030, Vaughan, Ontario L4H3J3 Canada	653,392	7.3%
Roger D. Bryant	34,000	*
Dan Robinson	96,000	1.1%
Karl Reimers	58,100	*
Nancy Stephenson	2,500	*
Phillip Roberson	40,000	*
All Officers and Directors as a Group(5 persons)	230,600	2.6%

_____________________________
*     indicates less than 1%

(1)     The percentages shown are calculated based upon 8,890,101 shares of common stock issued and outstanding at March 26, 2016. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Annual Report upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)      Unless otherwise stated, the beneficial owner's address is 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

(3)      Includes warrants exercisable to purchase 309,415 shares of common stock at an exercise price of $4.00 per share.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company leased office space from the estate of its majority shareholder in 2013. The lease required monthly payments of $2,500 on a month to month basis. The lease was cancelled in 2014.

During the year ended December 31, 2014, the Company incurred expenses of $102,562 to a relative of a Board member for petroleum engineering services. There were no comparable payments during the year ended December 31, 2015.

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates LLP ("Hein") as our independent registered public accounting firm. Hein audited our consolidated financial statements for fiscal 2015 and 2014. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:
	2015	2014
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$137,300	$135,100
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	31,800	35,300
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$169,100	$170,400

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997).

	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.4.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

	4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000)

	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

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

10.20
Executive Employment Agreement dated July 1, 2014, between FieldPoint Petroleum Corp. and Phillip H. Roberson (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Commission on March 30, 2015.)

14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31.1	Certification of Principal Executive Officer required by Section 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Operating Officer and Principal Financial Officer required by Section 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Evaluation of Oil and Gas Reserves by Joe C. Neal & Associates

99.2	Letter Report and Certificate of Qualification of Joe C. Neal & Associates

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION (Registrant)

Date: March 30, 2016	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: March 30, 2016	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roger D. Bryant Roger D. Bryant Principal Executive Officer, Director	Date: March 30, 2016

By: /s/ Phillip H. Roberson Phillip H. Roberson President, Principal Operating Officer, Principal Financial Officer, and Director	Date: March 30, 2016

By: /s/ Dan Robinson Dan Robinson Director	Date: March 30, 2016

By: /s/ Karl W. Reimers Karl W. Reimers Director	Date: March 30, 2016

By: /s/ Nancy Stephenson Nancy Stephenson Director	Date: March 30, 2016