Form 10-Q
period 2016-03-31
FIELDPOINT PETROLEUM CORP
filed 2016-05-16
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016

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

As of May 12, 2016, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,890,101.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,064,677	$1,467,279
Accounts receivable:
Oil and natural gas sales	308,863	536,413
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	208,619	221,159
Prepaid income taxes	23,983	23,442
Prepaid expenses and other current assets	59,338	67,236
Total current assets	1,665,480	2,315,529

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,098,737	41,085,514
Other equipment	108,460	108,460
Less accumulated depletion, depreciation and impairment	(33,309,614)	(32,989,814)
Net property and equipment	7,897,583	8,204,160

OTHER ASSETS	25,000	-

Total assets	$9,588,063	$10,519,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$6,478,333	$6,478,333
Accounts payable and accrued expenses	838,205	891,611
Oil and gas revenues payable	450,906	459,627
Asset retirement obligation - current	101,246	127,795
Total current liabilities	7,868,690	7,957,366

ASSET RETIREMENT OBLIGATION	1,695,887	1,685,185
Total liabilities	9,564,577	9,642,551

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
9,817,101 and 9,807,101 shares issued, respectively, and 8,890,101 and 8,880,101 outstanding, respectively	98,170	98,070
Additional paid-in capital	13,008,222	13,001,447
Accumulated deficit	(11,116,014)	(10,255,487)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	23,486	877,138
Total liabilities and stockholders’ equity	$9,588,063	$10,519,689

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
REVENUE:
Oil and natural gas sales	$568,739	$1,090,357
Well operational and pumping fees	1,262	1,262
Disposal fees	14,712	25,347
Total revenue	584,713	1,116,966

COSTS AND EXPENSES:
Production expense	660,275	819,393
Depletion and depreciation	319,800	506,800
Exploration expense	-	15,497
Accretion of discount on asset retirement obligations	27,000	26,000
General and administrative	375,437	373,327
Total costs and expenses	1,382,512	1,741,017

OPERATING LOSS	(797,799)	(624,051)

OTHER INCOME (EXPENSE):
Interest income	112	122
Interest expense	(62,840)	(63,445)
Miscellaneous	-	6,620
Total other income (expense)	(62,728)	(56,703)

LOSS BEFORE INCOME TAXES	(860,527)	(680,754)

INCOME TAX BENEFIT – CURRENT	-	-
INCOME TAX BENEFIT – DEFERRED	-	231,000
TOTAL INCOME TAX PROVISION	-	231,000

NET LOSS	$(860,527)	$(449,754)

LOSS PER SHARE:
BASIC	$(0.10)	$(0.06)
DILUTED	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,889,991	8,135,274
DILUTED	8,889,991	8,135,274

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860,527)	$(449,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	319,800	506,800
Exploration expense	-	15,497
Accretion of discount on asset retirement obligations	27,000	26,000
Deferred income tax benefit	-	(231,000)
Stock compensation expense	6,875	29,792
Changes in current assets and liabilities:
Accounts receivable	240,090	90,767
Income taxes receivable	(541)	(2,036)
Prepaid expenses and other assets	7,898	(4,745)
Accounts payable and accrued expenses	(74,219)	380,119
Oil and gas revenues payable	(8,721)	140,095
Other	-	30,815
Net cash provided by (used in) operating activities	(342,345)	532,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(60,257)	(73,733)
Net cash used in investing activities	(60,257)	(73,733)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(402,602)	458,617

CASH AND CASH EQUIVALENTS, beginning of the period	1,467,279	978,145

CASH AND CASH EQUIVALENTS, end of the period	$1,064,677	$1,436,762

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$65,385	$62 444
Cash paid during the period for income taxes	$542	$2,036
Change in accrued capital expenditures	$43,608	$22,462

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2015.

2.      Liquidity and Going Concern

Our condensed consolidated financial statements for the three months ended March 31, 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2015 and 2016 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of March 31, 2016, the Company has a working capital deficit of approximately $6,203,000 primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of March 31, 2016, and we do not expect to regain compliance in 2016 without an amendment to our credit agreement. We have requested that Citibank amend the credit agreement and/or waive some or all of the covenants, and while they have been open and cooperative, there is no assurance that an accommodation will be reached. We are currently in technical default of the Loan Agreement unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which may or may not be available.

Citibank is in a first lien position on all of our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of March 31, 2016, our loan balance is $6,478,333 and our borrowing base deficiency is $978,333.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We have filed a shelf Form S-3 that is not yet effective and, pending approval by the SEC, this will permit a limited at the market (ATM) capital raise. We are investigating other sources of capital.

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a going concern is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or to have positive cash flow from operations to address all of our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders.  If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards. See Note 9 – Subsequent Events for further discussion regarding the notification. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

3.      Recently Issued Accounting Pronouncements

The FASB issued ASU 2016-09 “Compensation – Stock Compensation” simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of income.  The new accounting guidance is effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. Certain provisions require retrospective/modified retrospective transition while others are to be applied prospectively. Management plans to adopt ASU 2016-09 effective January 1, 2017.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount. The guidance is effective on a retrospective basis for annual periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company adopted this accounting standard update as of January 1, 2016. The Company did not have any debt issuance costs at January 1, 2016, and the adoption of the updated standard had no effect on our consolidated financial statements and related disclosures.

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

4.      Oil and Natural Gas Properties

No wells were drilled or completed during the three months ended March 31, 2016 or 2015.

5.      Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method.  The Company had 7,177,010 and 7,911,726 warrants outstanding with an exercise price of $4.00 at March 31, 2016 and 2015, respectively. The dilutive effect of the warrants for the three months ended March 31, 2016 and 2015 is presented below.

	For the Three Months Ended March 31,
	2016	2015

Net loss	$(860,527)	$(449,754)

Weighted average common stock outstanding	8,889,991	8,135,274
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	8,889,991	8,135,274

Loss per share:
Basic	$(0.10)	$(0.06)
Diluted	$(0.10)	$(0.06)

6.      Income Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. The Company adopted this accounting standard update prospectively as of January 1, 2016. The adoption of this standard had no impact on the consolidated balance sheet as of March 31, 2016, or December 31, 2015.

For the three months ending March 31, 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three months ending March 31, 2016. For the three months ending March 31, 2015, the tax provision was approximately 34% of book income before tax and differs slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to stock compensation expense.

7.      Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at March 31, 2016, and December 31, 2015. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at March 31, 2016, and December 31, 2015.

The agreement requires quarterly interest-only payments until maturity on October 18, 2016.  The interest rate is based on a LIBOR or Prime option.  The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage.  Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 3.5% as of March 31, 2016, and December 31, 2015, respectively.  The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2016, and is in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of March 31, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333.

8.      Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at March 31, 2016. There have been no warrants issued or exercised during the three months ended March 31, 2016. The weighted average expected life of the warrants was 2.25 years at December 31, 2015, and was 2.00 years at March 31, 2016.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested and 20,000 shares vested in 2015. An additional 10,000 shares were received and vested January 1, 2016. The remaining 10,000 shares will be received and vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $6,875 was recognized as non-cash stock compensation expense during the three months ended March 31, 2016. The remaining future expense related to this stock grant is $6,875 and is expected to be recognized in the second quarter of 2016.

9.      Subsequent Events

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment.  The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years.  The Company has 30 days to submit a plan to regain compliance; whereupon the NYSE MKT will have a period of 45 days to evaluate the plan.  To be acceptable, a plan must show compliance within 18 months of implementation. The Company is working on several initiatives which, if successful, should result in the Company regaining compliance with the NYSE MKT continued listing standards within the required timeframe.

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

Going concern

We have incurred net losses of $860,527 for the three-months ended March 31, 2016. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. Our financial statements for the fiscal years ended December 31, 2015 and 2014, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. To mitigate our current financial situation, we are meeting with investors for possible equity investments, we have filed a Form S-3 Shelf Registration Statement that is not yet effective and pending effectiveness by the SEC that will permit a limited at the market (ATM) capital raise, and we are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards. See Note 9 – Subsequent Events for further discussion regarding the notification. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

Results of Operations

Comparison of three months ended March 31, 2016, to the three months ended March 31, 2015

	Quarter Ended March 31,
	2016	2015
Revenue:
Oil sales	$517,201	$993,998
Natural gas sales	51,538	96,359
Total oil and natural gas sales	$568,739	$1,090,357

Sales volumes:
Oil (Bbls)	17,202	21,694
Natural gas (Mcf)	29,857	34,333
Total (BOE)	22,179	27,417

Average sales prices:
Oil ($/Bbl)	$30.07	$45.82
Natural gas ($/Mcf)	1.73	2.81
Total ($/BOE)	$25.64	$39.77

Costs and expenses ($/BOE)
Production expense (lifting costs)	$29.77	$29.89
Depletion and depreciation	14.42	18.48
Exploration expense	-	0.56
Accretion of discount on asset retirement obligations	1.22	0.95
General and administrative	16.93	13.62
Total	$62.34	$63.50

Oil and natural gas sales revenues decreased 48% or $521,618 to $568,739 for the three-month period ended March 31, 2016, from the comparable 2015 period.  Average oil sales prices decreased 34% to $30.07 for the three-month period ended March 31, 2016, compared to $45.82 for the period ended March 31, 2015.  Average natural gas sales prices decreased 38% to $1.73 for the three-month period ended March 31, 2016, compared to $2.81 for the period ended March 31, 2015.  Decreased oil and natural gas production accounted for a decrease in revenue of approximately $219,000. Lower commodity prices for oil and natural gas accounted for a decrease in revenue of approximately $303,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 19% or $159,118 to $660,275 for the three-month period ended March 31, 2016, from the comparable 2015 period.  This was primarily due to a decrease in non-critical workover activity and production taxes.  Lifting costs per BOE decreased $0.12 to $29.77 for the 2016 period compared to $29.89 for the three months ended March 31, 2015, due mainly to less workover activity and general decrease in costs and lease operating expenses. We anticipate lease operating expenses to remain stable over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 37% or $187,000 to $319,800 for the three-month period ended March 31, 2016, versus $506,800 in the 2015 comparable period.  This was primarily due to lower production volumes during the three months ended March 31, 2016.

General and administrative overhead costs increased 1% or $2,110 to $375,437 for the three-month period ended March 31, 2016, from the three-month period ended March 31, 2015. This was primarily attributable to an increase in consulting and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other expense, net for the quarter ended March 31, 2016, was $62,728 compared to other expense, net of $56,703 for the quarter ended March 31, 2015.  The net change in other expense was primarily due to miscellaneous income of $6,620 in the three months ended March 31, 2015.

Liquidity and Capital Resources

Cash flow used by operating activities was $342,345 for the three-month period ended March 31, 2016, as compared to $532,350 of cash flow provided by operating activities in the comparable 2015 period.  The decrease in cash flows from operating activities was primarily due to greater net loss and changes in accounts payable.

Cash flow used in investing activities was $60,257 for the three-month period ended March 31, 2016, and $73,733 in the comparable 2015 period due to fewer additions to oil and natural gas properties and equipment in the current period.

No cash flow was provided by or used in financing activities for the three-month period ended March 31, 2015 or 2016.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of March 31, 2016, and are in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards. See Note 9 – Subsequent Events for further discussion regarding the notification. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

PART I
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility.  These transactions may take the form of futures contracts, swaps or options.  All data relating to our derivative positions is presented in accordance with authoritative guidance.  Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs.  Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations.  While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at March 31, 2016 or 2015.

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

b)	Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

Our line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2016, and is in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of March 31, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333. The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 – Liquidity and Going Concern.

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

Date: May 16, 2016	By: /s/ Roger D. Bryant Roger D. Bryant, Principal Executive Officer

Date: May 16, 2016	By: /s/ Phillip H. Roberson Phillip H. Roberson, Principal Financial Officer