Form 10-Q
period 2016-06-30
FIELDPOINT PETROLEUM CORP
filed 2016-08-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of August 11, 2016, the number of shares outstanding of the Registrant's $.01 par value common stock was 8,900,101.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$835,664	$1,467,279
Accounts receivable:
Oil and natural gas sales	463,063	536,413
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	200,397	221,159
Prepaid income taxes	23,503	23,442
Prepaid expenses and other current assets	74,598	67,236
Total current assets	1,597,225	2,315,529

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,090,294	41,085,514
Other equipment	108,460	108,460
Less accumulated depletion, depreciation and impairment	(33,617,414)	(32,989,814)
Net property and equipment	7,581,340	8,204,160

OTHER ASSETS	25,000	-

Total assets	$9,203,565	$10,519,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$6,478,333	$6,478,333
Accounts payable and accrued expenses	1,023,190	891,611
Oil and gas revenues payable	455,760	459,627
Asset retirement obligation - current	80,467	127,795
Total current liabilities	8,037,750	7,957,366

ASSET RETIREMENT OBLIGATION	1,722,887	1,685,185
Total liabilities	9,760,637	9,642,551

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized
9,817,101 and 9,807,101 shares issued, respectively, and 8,890,101 and 8,880,101 outstanding, respectively	98,170	98,070
Additional paid-in capital	13,015,097	13,001,447
Accumulated deficit	(11,703,447)	(10,255,487)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	(557,072)	877,138
Total liabilities and stockholders’ equity	$9,203,565	$10,519,689

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE:
Oil and natural gas sales	$751,035	$1,147,129	$1,319,774	$2,237,486
Well operational and pumping fees	1,262	1,262	2,524	2,524
Disposal fees	28,283	30,286	42,995	55,633
Total revenue	780,580	1,178,677	1,365,293	2,295,643

COSTS AND EXPENSES:
Production expense	681,089	721,370	1,341,364	1,540,763
Depletion and depreciation	307,800	443,800	627,600	950,600
Exploration expense	-	-	-	15,497
Accretion of discount on asset retirement obligations	27,000	27,000	54,000	53,000
General and administrative	289,365	283,307	664,802	656,634
Total costs and expenses	1,305,254	1,475,477	2,687,766	3,216,494

OPERATING LOSS	(524,674)	(296,800)	(1,322,473)	(920,851)

OTHER INCOME (EXPENSE):
Interest income	659	104	771	226
Interest expense	(63,542)	(64,434)	(126,382)	(127,879)
Realized gain (loss) on commodity derivative	-	25,234	-	25,234
Unrealized gain (loss) on commodity derivatives	-	24,000	-	24,000
Warrant modification expense	-	(66,124)	-	(66,124)
Miscellaneous	124	9,258	124	15,878
Total other income (expense)	(62,759)	(71,962)	(125,487)	(128,665)

LOSS BEFORE INCOME TAXES	(587,433)	(368,762)	(1,447,960)	(1,049,516)

INCOME TAX EXPENSE – CURRENT	-	(410)	-	(410)
INCOME TAX BENEFIT – DEFERRED	-	108,000	-	339,000
TOTAL INCOME TAX PROVISION	-	107,590	-	338,590

NET LOSS	$(587,433)	$(261,172)	$(1,447,960)	$(710,926)

LOSS PER SHARE:
BASIC	$(0.07)	$(0.03)	$(0.16)	$(0.09)
DILUTED	$(0.07)	$(0.03)	$(0.16)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,890,101	8,135,385	8,890,046	8,135,330
DILUTED	8,890,101	8,135,385	8,890,046	8,135,330

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,447,960)	$(710,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized gain on commodity derivatives	-	(24,000)
Depletion and depreciation	627,600	950,600
Exploration expense	-	15,497
Accretion of discount on asset retirement obligations	54,000	53,000
Deferred income tax benefit	-	(339,000)
Stock compensation expense	13,750	59,584
Warrant modification expense	-	66,124
Changes in current assets and liabilities:
Accounts receivable	94,112	(27,658)
Prepaid income taxes	(61)	(3,627)
Prepaid expenses and other current assets	(7,362)	(12,800)
Accounts payable and accrued expenses	117,642	56,522
Oil and gas revenues payable	(3,867)	132,991
Other	-	30,815
Net cash provided by (used in) operating activities	(552,146)	247,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(79,469)	(109,278)
Net cash used in investing activities	(79,469)	(109,278)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(631,615)	137,844

CASH AND CASH EQUIVALENTS, beginning of the period	1,467,279	978,145

CASH AND CASH EQUIVALENTS, end of the period	$835,664	$1,115,989

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$128,308	$127,862
Cash paid during the period for income taxes	$1,343	$4,841
Change in accrued capital expenditures	$57,299	$67,332

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

2.       Liquidity and Going Concern

Our condensed consolidated financial statements for the six months ended June 30, 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2015 and 2016 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of June 30, 2016, the Company has a working capital deficit of approximately $6,441,000 primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of June 30, 2016, and we do not expect to regain compliance in 2016 without an amendment to our credit agreement. We have requested that Citibank amend the credit agreement and/or waive some or all of the covenants, and while they have been open and cooperative, there is no assurance that an accommodation will be reached. We are currently in technical default of the Loan Agreement unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which may or may not be available.

Citibank is in a first lien position on all of our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of June 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency is $978,333.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We have filed an amended registration statement on Form S-3 that is not yet effective and, pending approval by the SEC, this will permit a limited at the market (ATM) capital raise. We are investigating other sources of capital.

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

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company's stockholders' equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company had 30 days to submit a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

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

In February 2016, the FASB issued Update No. 2016-02 - Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing its impact in relation to the Company's leases.

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

4.       Oil and Natural Gas Properties

No wells were drilled or completed during the three or six months ended June 30, 2016 or 2015.

5.       Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company had 7,177,010 and 7,911,726 warrants outstanding with an exercise price of $4.00 at June 30, 2016 and 2015, respectively. The dilutive effect of the warrants for the three and six months ended June 30, 2016 and 2015 is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(587,433)	$(261,172)	$(1,447,960)	$(710,926)

Weighted average common stock outstanding	8,890,101	8,135,385	8,890,046	8,135,330
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	8,890,101	8,135,385	8,890,046	8,135,330

Loss per share:
Basic	$(0.07)	$(0.03)	$(0.16)	$(0.09)
Diluted	$(0.07)	$(0.03)	$(0.16)	$(0.09)

6.       Income Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. The Company adopted this accounting standard update prospectively as of January 1, 2016. The adoption of this standard had no impact on the consolidated balance sheet as of June 30, 2016, or December 31, 2015.

For the three and six months ended June 30, 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2015, the tax provision is approximately 29% and 32%, respectively, of book income before tax. The rate for the three months ended June 30, 2015, differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the warrant modification expense. The rate for the six months ended June 30, 2015, differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the warrant modification expense and stock compensation expense.

7.       Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at June 30, 2016, and December 31, 2015. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at June 30, 2016, and December 31, 2015.

The agreement requires quarterly interest-only payments until maturity on October 18, 2016. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% as of June 30, 2016, and December 31, 2015, respectively. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2016, and is in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of June 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333.

8.       Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at June 30, 2016. There have been no warrants issued or exercised during the six months ended June 30, 2016. The weighted average expected life of the warrants was 2.25 years at December 31, 2015, and was 1.75 years at June 30, 2016.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested in 2014 and 20,000 shares vested in 2015. An additional 10,000 shares were vested and issued on January 1, 2016. The remaining 10,000 shares vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $6,875 and $13,750 was recognized as non-cash stock compensation expense during the three and six months ended June 30, 2016, respectively. There is no remaining future expense related to this stock grant after June 30, 2016.

9.       Subsequent Events

On August 12, 2016, the Company entered into a binding agreement with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The closing date will be on or before September 30, 2016. The Buyer will purchase in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche will be purchased at the closing date and the second tranche will be purchased by December 31, 2016. The shares will be restricted shares that are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available. Also on the Closing Date, the Company will grant the right to purchase an undivided 100% working interest on or before December 31, 2016 in the Company's Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. As a contingency of the purchase, all proceeds from the sale of the Lease Interest must be used to pay down the Company's indebtedness owed to Citibank. Other contingencies include Citibank will have agreed with the Company that they will extend the maturity date on the Company's current indebtedness owed until December 31, 2017, with interest payments due only and no principal payments due during such period. Also, the Buyer will have the right to nominate one member of the Board of Directors.

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

Going concern

We have incurred net losses of $587,433 and $1,447,960 for the three and six months ended June 30, 2016, respectively. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. Our financial statements for the fiscal years ended December 31, 2015 and 2014, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. We have filed an amended registration statement on Form S-3 that is not yet effective and, pending approval by the SEC, this will permit a limited at the market (ATM) capital raise. We are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company's stockholders' equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company had 30 days to submit a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

Results of Operations

Comparison of three months ended June 30, 2016, to the three months ended June 30, 2015

	Quarter Ended June 30,
	2016	2015
Revenue:
Oil sales	$700,516	$1,064,687
Natural gas sales	50,519	82,442
Total oil and natural gas sales	$751,035	$1,147,129

Sales volumes:
Oil (Bbls)	17,740	20,074
Natural gas (Mcf)	24,214	28,549
Total (BOE)	21,776	24,832

Average sales prices:
Oil ($/Bbl)	$39.49	$53.04
Natural gas ($/Mcf)	2.09	2.89
Total ($/BOE)	$34.49	$46.20

Costs and expenses ($/BOE)
Production expense (lifting costs)	$31.28	$29.05
Depletion and depreciation	14.13	17.87
Accretion of discount on asset retirement obligations	1.24	1.09
General and administrative	13.29	11.41
Total	$59.94	$59.42

Oil and natural gas sales revenues decreased 35% or $396,094 to $751,035 for the three months ended June 30, 2016, from the comparable 2015 period. Average oil sales prices decreased 26% to $39.49 for the three months ended June 30, 2016, compared to $53.04 for the period ended June 30, 2015. Average natural gas sales prices decreased 28% to $2.09 for the three months ended June 30, 2016, compared to $2.89 for the period ended June 30, 2015. Decreased oil and natural gas production accounted for a decrease in revenue of approximately $136,000. Lower commodity prices for oil and natural gas accounted for a decrease in revenue of approximately $260,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters unless or until drilling and exploration activities are re-established.

Production expense decreased 6% or $40,281 to $681,089 for the three months ended June 30, 2016, from the comparable 2015 period. This was primarily due to a decrease in non-critical workover activity and production taxes. Lifting costs per BOE increased $2.23 to $31.28 for the 2016 period compared to $29.05 for the three months ended June 30, 2015, due mainly to additional costs incurred to settle asset retirement liabilities in the three months ended June 30, 2016. We anticipate lease operating expenses to remain stable over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 31% or $136,000 to $307,800 for the three months ended June 30, 2016, versus $443,800 in the 2015 comparable period. This was primarily due to lower production volumes during the three months ended June 30, 2016.

General and administrative overhead costs increased 2% or $6,058 to $289,365 for the three months ended June 30, 2016, from the three months ended June 30, 2015. This was primarily attributable to an increase in consulting and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other expense, net for the quarter ended June 30, 2016, was $62,759 compared to other expense, net of $71,962 for the quarter ended June 30, 2015. The net decrease in other expense was primarily due to the warrant modification expense of $66,124 offset by a realized gain on commodity derivatives of $25,234 and an unrealized gain on commodity derivatives of $24,000 in the three months ended June 30, 2015.

Results of Operations

Comparison of Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015
Revenues:
Oil sales	$1,217,717	$2,058,684
Natural gas sales	102,057	178,802
Total	$1,319,774	$2,237,486

Sales volumes:
Oil (Bbls)	34,942	41,768
Natural gas (Mcf)	54,071	62,882
Total (BOE)	43,954	52,248

Average sales prices
Oil ($/Bbl)	$34.85	$49.29
Natural gas ($/Mcf)	1.89	2.84
Total ($/BOE)	$30.03	$42.82

Costs and expenses ($/BOE)
Production expense (lifting costs)	$30.52	$29.49
Depletion and depreciation	14.28	18.19
Exploration expense	-	0.30
Accretion of discount on asset retirement obligations	1.23	1.01
General and administrative	15.12	12.57
Total	$61.15	$61.56

Oil and natural gas sales revenues decreased 41% or $917,712 to $1,319,774 for the six months ended June 30, 2016, from $2,237,486 for the comparable 2015 period. An overall decrease in oil and natural gas production accounted for a decrease in revenue of approximately $362,000 while a decrease in oil and natural gas commodity prices decreased revenue by approximately $556,000. Sales volumes decreased 16% on a BOE basis primarily due to production depletion which was not replaced due to a cessation of drilling activity. Average oil sales prices decreased $14.44 to $34.85 for the six months ended June 30, 2016, compared to $49.29 for the six months ended June 30, 2015. Average natural gas sales prices decreased 34% to $1.89 for the six months ended June 30, 2016, compared to $2.84 for the six months ended June 30, 2015. We anticipate volumes to decrease in the coming quarters primarily due to suspension of drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters unless or until drilling and exploration activities are re-established.

Production expense decreased 13% or $199,399 to $1,341,364 for the six months ended June 30, 2016, from the comparable 2015 period. This was primarily due to a general decrease in workover and remedial activity and generally lower costs and lease operating expenses. Lifting costs per BOE increased 3%, from $29.49 to $30.52 for the 2016 period mainly due to additional costs incurred to settle asset retirement liabilities in the six months ended June 30, 2016. We anticipate lease operating expenses to remain stable over the following quarters due to a continued decrease of workover and remedial activity.

Depletion and depreciation expense decreased 34% to $627,600, compared to $950,600 for the comparable 2015 period. This was primarily due to a decrease in production.

General and administrative overhead cost increased 1% or $8,168 to $664,802 for the six months ended June 30, 2016, from the six months ended June 30, 2015. This was attributable primarily to an increase in salary expenses and professional services. In the coming quarters we anticipate general and administrative expenses to remain stable or decrease slightly.

Other expense, net for the six months ended June 30, 2016, amounted to $125,487 compared to other expense, net of $128,665 for the comparable 2015 period. A realized gain of $25,234 and an unrealized gain of $24,000 on commodity derivatives was reported during the six months ended June 30, 2015. Warrant modification expense of $66,124 was reported during the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash flow used in operating activities was $552,146 for the six months ended June 30, 2016, as compared to $247,122 of cash flow provided by operating activities in the comparable 2015 period. The decrease in cash flows from operating activities was primarily due to a greater net loss.

Cash flow used in investing activities was $79,469 for the six months ended June 30, 2016, and $109,278 in the comparable 2015 period due to fewer additions to oil and natural gas properties and equipment in the current period.

No cash flow was provided by or used in financing activities for the six months ended June 30, 2015 or 2016.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of June 30, 2016, and are in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company's stockholders' equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company had 30 days to submit a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at June 30, 2016. On May 13, 2015, we entered into a commodity derivative position effective June 1, 2015. The collars had a floor of $55.00 per barrel and a ceiling of $70.00 for 200 barrels of oil per day from June 1, 2015, to December 31, 2015. We had a realized gain of $25,234 and a net unrealized gain of $24,000 on commodity derivative transactions during the six months ended June 30, 2015.

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

b)       Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Our line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2016, and is in technical default of the agreement. We continue to negotiate with Citibank for an amended credit agreement and waiver of covenants that they may not grant. Unless and until such amendment or waiver is granted, Citibank could require us to pay off the note and we would need to secure alternative financing in the debt or equity market which, may or may not be available on reasonable terms. Citibank is in a first lien position on all of our properties.

As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of June 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333. The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 – Liquidity and Going Concern.

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

Date: August 15, 2016	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: August 15, 2016	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer