Form 10-Q
period 2016-09-30
FIELDPOINT PETROLEUM CORP
filed 2016-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _________

Commission file number: 001-32624

FieldPoint Petroleum Corporation
(Exact name of small business issuer as specified in its charter)

Colorado (State or Other Jurisdiction ofIncorporation or Organization)	84-0811034 (I.R.S. EmployerIdentification No.)

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

As of November 11, 2016, the number of shares outstanding of the Registrant's $.01 par value common stock was 9,784,665.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$508,319	$1,467,279
Accounts receivable:
Oil and natural gas sales	371,790	536,413
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	200,944	221,159
Prepaid income taxes	18,202	23,442
Prepaid expenses and other current assets	61,618	67,236
Total current assets	1,160,873	2,315,529

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,088,531	41,085,514
Other equipment	108,460	108,460
Less accumulated depletion, depreciation and impairment	(33,885,214)	(32,989,814)
Net property and equipment	7,311,777	8,204,160

OTHER ASSETS	25,000	-

Total assets	$8,497,650	$10,519,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt	$6,478,333	$6,478,333
Accounts payable and accrued expenses	937,489	891,611
Oil and gas revenues payable	457,144	459,627
Asset retirement obligation - current	61,168	127,795
Total current liabilities	7,934,134	7,957,366

ASSET RETIREMENT OBLIGATION	1,750,887	1,685,185
Total liabilities	9,685,021	9,642,551

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
9,827,101 and 9,807,101 shares issued, respectively, and 8,900,101 and 8,880,101 outstanding, respectively	98,270	98,070
Additional paid-in capital	13,014,997	13,001,447
Accumulated deficit	(12,333,746)	(10,255,487)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	(1,187,371)	877,138
Total liabilities and stockholders’ equity	$8,497,650	$10,519,689

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE:
Oil and natural gas sales	$635,489	$932,614	$1,955,263	$3,170,100
Well operational and pumping fees	1,262	1,262	3,786	3,786
Disposal fees	24,881	23,606	67,876	79,239
Total revenue	661,632	957,482	2,026,925	3,253,125

COSTS AND EXPENSES:
Production expense	608,252	808,460	1,949,616	2,349,223
Depletion and depreciation	267,800	475,800	895,400	1,426,400
Exploration expense	-	2,610	-	18,107
Accretion of discount on asset retirement obligations	28,000	26,000	82,000	79,000
General and administrative	323,223	309,868	988,025	966,502
Total costs and expenses	1,227,275	1,622,738	3,915,041	4,839,232

OPERATING LOSS	(565,643)	(665,256)	(1,888,116)	(1,586,107)

OTHER INCOME (EXPENSE):
Interest income	16	191	787	417
Interest expense	(64,819)	(65,392)	(191,201)	(193,271)
Realized gain on commodity derivative	-	132,298	-	157,532
Unrealized gain on commodity derivatives	-	167,000	-	191,000
Warrant modification expense	-	-	-	(66,124)
Miscellaneous	147	-	271	15,878
Total other income (expense)	(64,656)	234,097	(190,143)	105,432

LOSS BEFORE INCOME TAXES	(630,299)	(431,159)	(2,078,259)	(1,480,675)

INCOME TAX EXPENSE – CURRENT	-	(4,130)	-	(4,540)
INCOME TAX BENEFIT – DEFERRED	-	159,000	-	498,000
TOTAL INCOME TAX PROVISION	-	154,870	-	493,460

NET LOSS	$(630,299)	$(276,289)	$(2,078,259)	$(987,215)

LOSS PER SHARE:
BASIC	$(0.07)	$(0.03)	$(0.23)	$(0.12)
DILUTED	$(0.07)	$(0.03)	$(0.23)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	8,899,992	8,621,410	8,893,386	8,299,139
DILUTED	8,899,992	8,621,410	8,893,386	8,299,139

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,078,259)	$(987,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized gain on commodity derivatives	-	(191,000)
Depletion and depreciation	895,400	1,426,400
Exploration expense	-	18,107
Accretion of discount on asset retirement obligations	82,000	79,000
Deferred income tax benefit	-	(498,000)
Stock compensation expense	13,750	75,626
Warrant modification expense	-	66,124
Changes in current assets and liabilities:
Accounts receivable	184,838	114,373
Prepaid income taxes	5,240	(7,037)
Prepaid expenses and other current assets	5,618	2,278
Accounts payable and accrued expenses	31,554	329,787
Oil and gas revenues payable	(2,483)	132,792
Other	-	30,815
Net cash provided by (used in) operating activities	(862,342)	592,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(96,618)	(226,233)
Net cash used in investing activities	(96,618)	(226,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	-	734,716
Net cash provided by financing activities	-	734,716

NET CHANGE IN CASH AND CASH EQUIVALENTS	(958,960)	1,100,533

CASH AND CASH EQUIVALENTS, beginning of the period	1,467,279	978,145

CASH AND CASH EQUIVALENTS, end of the period	$508,319	$2,078,678

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$191,806	$192,296
Cash paid during the period for income taxes	$2,174	$6,931
Change in accrued capital expenditures	$54,932	$(42,400)

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

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the nine months ended September 30, 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2015 and 2016 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.
As of September 30, 2016, the Company has a working capital deficit of approximately $6,773,000 primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of September 30, 2016, and we do not expect to regain compliance in 2016 without an amendment to our credit agreement.
Citibank is in a first lien position on all of our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of September 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency is $978,333.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. We are currently in compliance with the agreement, however the Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We have filed a new shelf registration statement on Form S-3 that was effective August 15, 2016, to permit the future sale of equity securities, including a limited at the market (ATM) capital raise. We are investigating other sources of capital. As reported in Note 10 – Subsequent Events, on August 12, 2016, the Company entered into a binding Stock and Mineral Purchase agreement with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company, pursuant to which on November 3, 2016, we sold in a private placement an aggregate of 884,564 shares of common stock for gross proceeds of $393,054.

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

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant adverse impact on our ability to raise additional capital.

3.
Recently Issued Accounting Pronouncements

The FASB issued ASU 2016-09 “Compensation – Stock Compensation” simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of income.  The new accounting guidance is effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. Certain provisions require retrospective/modified retrospective transition while others are to be applied prospectively. Management plans to adopt ASU 2016-09 effective January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued Update No. 2016-02 – Leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing its impact in relation to the Company's leases.

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

4. Oil and Natural Gas Properties

No wells were drilled or completed during the three or nine months ended September 30, 2016 or 2015.

On a quarterly basis, the Company compares our most recent engineering reports to current pricing and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the nine months ended September 30, 2016.

5.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at September 30, 2016 and 2015. The dilutive effect of the warrants for the three and nine months ended September 30, 2016 and 2015 is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(630,299)	$(276,289)	$(2,078,259)	$(987,215)

Weighted average common stock outstanding	8,899,992	8,621,410	8,893,386	8,299,139
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	8,899,992	8,621,410	8,893,386	8,299,139

Loss per share:
Basic	$(0.07)	$(0.03)	$(0.23)	$(0.12)
Diluted	$(0.07)	$(0.03)	$(0.23)	$(0.12)

6.
Income Taxes

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. The Company adopted this accounting standard update prospectively as of January 1, 2016. The adoption of this standard had no impact on the consolidated balance sheet as of September 30, 2016, or December 31, 2015.

For the three and nine months ended September 30, 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three or nine months ended September 30, 2016. The rate for the three months ended September 30, 2015, was approximately 36% of book income before tax and approximates the statutory federal and state rates. The rate for the nine months ended September 30, 2015, was 33% and differed slightly from the statutory federal and state rates due primarily to permanent differences in book and taxable income related to the warrant modification expense and stock compensation expense.

7.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at September 30, 2016, and December 31, 2015. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at September 30, 2016, and December 31, 2015.

The agreement requires quarterly interest-only payments until maturity on October 18, 2016. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% as of September 30, 2016, and December 31, 2015, respectively. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2016, and is in technical default of the agreement.  As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of September 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333. Citibank is in a first lien position on all of our properties and assets.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. We are currently in compliance with the agreement, however the Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement.

8.
Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at September 30, 2016. There have been no warrants issued or exercised during the nine months ended September 30, 2016. The weighted average expected life of the warrants was 2.25 years at December 31, 2015, and was 1.50 years at September 30, 2016.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested in 2014 and 20,000 shares vested in 2015. An additional 10,000 shares were vested and issued on January 1, 2016. The remaining 10,000 shares vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $13,750 was recognized as non-cash stock compensation expense during the nine months ended September 30, 2016. There was no remaining future expense related to this stock grant after June 30, 2016.

9.
Commodity Derivatives

No commodity positions were outstanding at September 30, 2016, or at December 31, 2015. On May 13, 2015, we entered into the following commodity positions to hedge our oil production price risk, effective from June 1, 2015, to December 31, 2015.

Period	Volume (Barrels)		$/Barrel
	Daily	Total	Floor	Ceiling
NYMEX –WTI Collars October 1 – December 2015	200	18,400	$55.00	$70.00

The following table summarizes the change in fair value of our commodity derivatives:

		Fair Value
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivatives not designated as hedging instruments

Unrealized gain (loss) on commodity derivatives	Other Income (Expense)	$-	$167,000	$-	$191,000

Realized gain (loss) on commodity derivatives	Other Income (Expense)	$-	$132,298	$-	$157,532

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
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2016, we had no Level 1 measurements.

●
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2016, we had no Level 2 measurements.

●
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2016, we had no Level 3 measurements.

10.
Subsequent Events

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer will purchase in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. The second tranche is expected to be purchased by December 31, 2016. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%. The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. As a contingency of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other contingencies include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer will have the right to nominate one member of the Board of Directors.

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

Going concern

We have incurred net losses of $630,299 and $2,078,259 for the three and nine months ended September 30, 2016, respectively. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. Our financial statements for the fiscal years ended December 31, 2015 and 2014, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. We have filed a new shelf registration statement on Form S-3 which was declared effective by the SEC on August 15, 2016, which will permit the future sale of equity securities, including a limited at the market (ATM) capital raise. We are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant adverse impact on our ability to raise additional capital.

Results of Operations

Comparison of three months ended September 30, 2016, to the three months ended September 30, 2015

	Quarter Ended September 30,
	2016	2015
Revenue:
Oil sales	$564,496	$842,066
Natural gas sales	70,993	90,548
Total oil and natural gas sales	$635,489	$932,614

Sales volumes:
Oil (Bbls)	15,288	19,000
Natural gas (Mcf)	30,562	40,021
Total (BOE)	20,382	25,670

Average sales prices:
Oil ($/Bbl)	$36.92	$44.32
Natural gas ($/Mcf)	2.32	2.26
Total ($/BOE)	$31.18	$36.33

Costs and expenses ($/BOE)
Production expense (lifting costs)	$29.84	$31.49
Depletion and depreciation	13.14	18.54
Exploration expense	-	0.10
Accretion of discount on asset retirement obligations	1.37	1.01
General and administrative	15.86	12.07
Total	$60.21	$63.21

Oil and natural gas sales revenues decreased 32% or $297,125 to $635,489 for the three months ended September 30, 2016, from the comparable 2015 period. Average oil sales prices decreased 17% to $36.92 for the three months ended September 30, 2016, compared to $44.32 for the period ended September 30, 2015. Average natural gas sales prices increased 3% to $2.32 for the three months ended September 30, 2016, compared to $2.26 for the period ended September 30, 2015. Decreased oil and natural gas production accounted for a decrease in revenue of approximately $186,000. Lower commodity prices for oil accounted for a decrease in revenue of approximately $113,000 offset approximately $2,000 by higher commodity prices for natural gas. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 25% or $200,208 to $608,252 for the three months ended September 30, 2016, from the comparable 2015 period. This was primarily due to a decrease in non-critical workover activity and production taxes. Lifting costs per BOE decreased $1.65 to $29.84 for the 2016 period compared to $31.49 for the three months ended September 30, 2015, due mainly to less workover activity and general decreases in costs and lease operating expenses. We anticipate lease operating expenses to remain stable over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 44% or $208,000 to $267,800 for the three months ended September 30, 2016, versus $475,800 in the 2015 comparable period. This was primarily due to lower production volumes during the three months ended September 30, 2016.

General and administrative overhead costs increased 4% or $13,355 to $323,223 for the three months ended September 30, 2016, from the three months ended September 30, 2015. This was primarily attributable to an increase in consulting and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other expense, net for the quarter ended September 30, 2016, was $64,656 compared to other income, net of $234,097 for the quarter ended September 30, 2015. Interest expense was $64,819 and $65,392 for the three months ended September 30, 2016 and 2015, respectively. A realized gain on commodity derivatives of $132,298 and an unrealized gain on commodity derivatives of $167,000 were reported in the three months ended September 30, 2015.

Results of Operations

Comparison of Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Revenues:
Oil sales	$1,782,213	$2,900,750
Natural gas sales	173,050	269,350
Total	$1,955,263	$3,170,100

Sales volumes:
Oil (Bbls)	50,230	60,768
Natural gas (Mcf)	84,633	102,903
Total (BOE)	64,336	77,919

Average sales prices
Oil ($/Bbl)	$35.48	$47.73
Natural gas ($/Mcf)	2.04	2.62
Total ($/BOE)	$30.39	$40.68
Costs and expenses ($/BOE)
Production expense (lifting costs)	$30.30	$30.15
Depletion and depreciation	13.92	18.31
Exploration expense	-	0.23
Accretion of discount on asset retirement obligations	1.27	1.01
General and administrative	15.36	12.41
Total	$60.85	$62.11

Oil and natural gas sales revenues decreased 38% or $1,214,837 to $1,955,263 for the nine months ended September 30, 2016, from $3,170,100 for the comparable 2015 period. An overall decrease in oil and natural gas production accounted for a decrease in revenue of approximately $551,000 while a decrease in oil and natural gas commodity prices decreased revenue by approximately $664,000. Sales volumes decreased 17% on a BOE basis primarily due to production depletion which was not replaced due to a cessation of drilling activity. Average oil sales prices decreased $12.25 to $35.48 for the nine months ended September 30, 2016, compared to $47.73 for the nine months ended September 30, 2015. Average natural gas sales prices decreased 22% to $2.04 for the nine months ended September 30, 2016, compared to $2.62 for the nine months ended September 30, 2015. We anticipate volumes to decrease in the coming quarters primarily due to suspension of drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters unless or until drilling and exploration activities are re-established.

Production expense decreased 17% or $399,607 to $1,949,616 for the nine months ended September 30, 2016, from the comparable 2015 period. This was primarily due to a general decrease in workover and remedial activity and generally lower costs and lease operating expenses. Lifting costs per BOE increased 1%, from $30.15 to $30.30 for the 2016 period mainly due to additional costs incurred to settle asset retirement liabilities in the nine months ended September 30, 2016. We anticipate lease operating expenses to remain stable over the following quarters due to a continued decrease of workover and remedial activity.

Depletion and depreciation expense decreased 37% to $895,400, compared to $1,426,400 for the comparable 2015 period. This was primarily due to a decrease in production.

General and administrative overhead cost increased 2% or $21,523 to $988,025 for the nine months ended September 30, 2016, from the nine months ended September 30, 2015. This was attributable primarily to an increase in salary expenses and professional services. In the coming quarters we anticipate general and administrative expenses to remain stable or decrease slightly.

Other expense, net for the nine months ended September 30, 2016, amounted to $190,143 compared to other income, net of $105,432 for the comparable 2015 period. Interest expense was $191,201 and $193,271 for the nine months ended September 30, 2016 and 2015, respectively. A realized gain of $157,532 and an unrealized gain of $191,000 on commodity derivatives was reported during the nine months ended September 30, 2015. Warrant modification expense of $66,124 was reported during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash flow used in operating activities was $862,342 for the nine months ended September 30, 2016, as compared to $592,050 of cash flow provided by operating activities in the comparable 2015 period. The decrease in cash flows from operating activities was primarily due to a greater net loss.

Cash flow used in investing activities was $96,618 for the nine months ended September 30, 2016, and $226,233 in the comparable 2015 period due to fewer additions to oil and natural gas properties and equipment in the current period.

No cash flow was provided by or used in financing activities for the nine months ended September 30, 2016. Cash flow provided by financing activities for the nine months ended September 30, 2015, was $734,716 from the exercise of 734,716 of our outstanding publicly traded common stock purchase warrants at an exercise price of $1.00 per share during the temporary modification period commencing at the opening of trading on July 6, 2015, and ending at the close of trading on August 7, 2015.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of September 30, 2016, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. We are currently in compliance with the agreement, however the Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by the targeted completion date of November 13, 2017, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant impact on our ability to raise additional capital.

Subsequent Events.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer will purchase in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. The second tranche is expected to be purchased by December 31, 2016. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%. The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. As a contingency of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other contingencies include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer will have the right to nominate one member of the Board of Directors.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at September 30, 2016. On May 13, 2015, we entered into a commodity derivative position effective June 1, 2015. The collars have a floor of $55.00 per barrel and a ceiling of $70.00 for 200 barrels of oil per day from June 1, 2015, to December 31, 2015. We had a realized gain of $157,532 and a net unrealized gain of $191,000 on commodity derivative transactions during the nine month period ending September 30, 2015.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Our line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2016, and is in technical default of the agreement. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of September 30, 2016, our loan balance is $6,478,333 and our borrowing base deficiency $978,333. The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 – Liquidity and Going Concern.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. We are currently in compliance with the agreement, however the Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement. Citibank is in a first lien position on all of our properties and assets.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits	Description
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	By:	/s/ Roger D. Bryant
Roger D. Bryant
Principal Executive Officer

Date: November 14, 2016		/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer