Form 10-K
period 2016-12-31
FIELDPOINT PETROLEUM CORP
filed 2017-03-31
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Common Stock, $.01 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes ☒No

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

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $4,917,628.

The number of shares outstanding of the registrant’s common stock as of March 30, 2017 is 10,669,229.

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

Operations

As of December 31, 2016, the Company had varying ownership interest in 462 gross wells (112.19 net) located in five states. The Company operates 14 of the 462 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”). The regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically-fractured natural gas wells, storage tanks and other equipment. Since January 1, 2015, all newly fractured natural gas wells must use green completion technology, which allows for the recovery of natural gas that formerly would have been vented or flared. We do believe that the NSPS or NESHAP have had a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2016. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2017. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 26, 2017, the Company had 3 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A -    RISK FACTORS.

Going concern

We have incurred net losses of $2,473,147 and $10,983,270 for the years ended December 31, 2016 and 2015, respectively. We expect that the Company will continue to experience operating losses and may have negative cash flow for so long as commodity prices remain depressed. The notes to our financial statements for the fiscal years ended December 31, 2016 and 2015, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate sufficient positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Becasue all reserves estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserve

●
the quantities of oil, NGL and gas that are ultimately recovered;

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

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil to fall and become more volatile over the last several years. However, prices have begun to increase and stabilize during the 52 week period ending December 31, 2016. Over the six months ending December 31, 2016, prices have increased, the WTI Spot prices for oil per barrel (“Bbl”) have increased by approximately 16%. During the 52 week period ended December 31, 2016, the prices for oil per barrel ranged from a high of $52 and a low of $32 per Bbl, with the closing price at December 31, 2016, of approximately $52. Prices may stay suppressed for some time from the levels experienced during the last few years.

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

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments. In December 2015, our senior lender decreased our borrowing base from $11 million to $5.5 million, at which time our outstanding drawn balance was $6.5 million. We have yet to cure the resultant overdrawn deficiency, and the revolving credit facility matured in October 2016. Although we entered into a Forbearance Agreement in October 2016, which runs through January 1, 2018, we are currently in default under the line of credit, and as senior secured lender, Citibank could foreclose on our assets. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

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

At December 31, 2016, we had approximately $6.5 million in borrowings outstanding under our revolving credit facility, and our borrowing base was reduced by our senior lender to approximately $5.5 million due to an impairment of our borrowing base in December 2015. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. We expect that our borrowing base will be redetermined in the second quarter of 2017. We expect that the redetermination may result in a further material reduction in our borrowing base. Upon a further redetermination, our borrowing base could be reduced again, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If the significant reduction in commodity prices continues or accelerates, it is likely that our borrowing base will be reduced further in the next semi-annual borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

●
engage in transactions with affiliates;

●
create unrestricted subsidiaries;

●
enter into financing transactions; and

●
engage in certain business activities.

Our revolving credit facility provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2016, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 1, 2015, based on the value of proved reserves, and was reduced from $11 million to $5.5 million. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016, and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement. We are in compliance with the agreement as of December 31, 2016.

If an event of default under our revolving credit facility occurs and remains uncured, it could have a material adverse effect on our business, financial condition and results of operations. The lenders

●
would not be required to lend any additional amounts to us;

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

Our listing on the NYSE MKT is on extension subject to our regaining compliance with listing standards by November 2017. If we fail to regain compliance on that date, our shares will be delisted.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(i) of the NYSE MKT Company Guide in that the Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The notice also provided a warning on possible noncompliance with the continued listing standard set forth in Section 1003(a)(iv) related to financial impairment based upon the Company’s accumulated deficits.  In order to maintain its listing, the Company submitted a plan of compliance addressing how it intends to regain compliance with Section 1003(a)(i) of the Company Guide by November 13, 2017.

On July 22, 2016, the Company received notification from NYSE Regulation that its plan of compliance submitted to NYSE Regulation on June 10, 2016, as supplemented, setting forth the Company’s plan to regain compliance with Section 1003(a)(i) of the NYSE MKT Company Guide was accepted and that our listing is being continued pursuant to an extension to November 13, 2017.

The Company is able to continue its listing but will be subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the plan, the Exchange will initiate delisting procedures as appropriate.

If the Company is delisted from the Exchange, our shares will be traded on the over-the-counter market which is more volatile that the Exchange, and may result in an diminution in value of our shares. In addition, loss of the Exchange listing will result in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

ITEM 1B.-    UNRESOLVED STAFF COMMENTS.

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

	Oil (bbl)		Gas (mcf)
Production by State	2016	2015	2016	2015
Louisiana	19	25	5,672	5,969
New Mexico	24,650	27,097	78,185	84,231
Oklahoma	23,865	27,504	20,852	21,863
Texas	11,496	17,611	15,198	13,063
Wyoming	4,851	5,223	13	39
TOTAL	64,881	77,460	119,920	125,165

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2016, purchases by three customers, Cimarex Energy Co., Sunoco, and Riley Exploration Company, LLC, represented more than 10% of total Company revenues. During the year end December 31, 2015, purchases by three customers, Cimarex Energy Co., Sunoco, and Riley Exploration Company, LLC, represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2016, of productive wells in the areas indicated.

Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	10	6.25	4.61
Oklahoma	251	56.88	37	4.59
Texas	147	36.07	7	4.10
Wyoming	4	3.45	-	-
Total	412	102.65	50	9.54

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

Drilling Activity

The Company did not drill any productive, dry exploratory or development wells during the fiscal year ended December 31, 2016.

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2016 and 2015. See Notes 12 and 13 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2015	1,114,621	1,909,247
Revisions of previous estimates	(631,388)	(996,140)
Extensions and discoveries	-	-
Production	(77,460)	(125,165)
Estimated quantity, December 31, 2015	405,773	787,942
Revisions of previous estimates	68,592	88,490
Extensions and discoveries	80,742	-
Production	(64,881)	(119,920)
Estimated quantity, December 31, 2016	490,226	756,512

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2016	490,226	-	490,226
December 31, 2015	405,773	-	405,773

Gas (Mcf)
December 31, 2016	756,512	-	756,512
December 31, 2015	787,942	-	787,942

Proved Undeveloped Reserves

As of December 31, 2016 or 2015, we had no BOE of proved undeveloped (“PUD”) reserves due to lower commodity prices rendering PUD reserves uneconomic.

The following table summarizes the changes in our PUD reserves during 2016.

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Balance – December 31, 2015	-	-	-
Extensions and discoveries	-	-	-
Revisions to previous estimates	-	-	-
Conversion to proved developed reserves	-	-	-
Balance – December 31, 2016	-	-	-

The Company did not convert any PUD reserves to proved developed reserves during 2016 or 2015 and had no net investment required to convert PUD reserves to proved developed reserves during 2016 or 2015.

The Company has no estimated future development costs relating to the development of PUD reserves at December 31, 2016.

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

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2016 and 2015, have been estimated by Joe C. Neal and Associates. The independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Phillip Roberson, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over fifteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Roberson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Notes 12 and 13 to the Consolidated Financial Statements.

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

Oil and Gas Reserves Reported to Other Agencies:

We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2016, or subsequently thereafter.

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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2016. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	160	20	1,120	137
New Mexico	2,600	851	1,560	655
Oklahoma	6,640	906	720	175
Texas	6,588	2,007	815	460
Wyoming	320	260	861	553
Total	16,308	4,044	5,076	1,980

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

FISCAL 2015	CLOSING PRICE

	HIGH	LOW
First Quarter	2.12	0.99
Second Quarter	2.33	1.00
Third Quarter	1.21	0.85
Fourth Quarter	1.63	0.50

FISCAL 2016
	HIGH	LOW
First Quarter	0.72	0.31
Second Quarter	0.87	0.38
Third Quarter	0.91	0.55
Fourth Quarter	0.89	0.50

At March 22, 2017, the approximate number of shareholders of record was 147. The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2016	2015
Statements of Operations Data:

Total revenues	$2,800,921	$3,969,475
Operating expenses	5,015,984	16,999,398
Net loss	(2,473,147)	(10,983,270)
Basic loss per share	$(0.27)	$(1.30)
Shares used in computing basic earnings per share	9,040,085	8,445,571
Diluted loss per share	$(0.27)	$(1.30)
Shares used in computing diluted earnings per share	9,040,885	8,445,571

	December 31,
Balance Sheet Data:	2016	2015
Working capital (deficit)	$(6,629,308)	$(5,641,837)
Total assets	8,769,947	10,519,689
Total liabilities	9,821,063	9,642,551
Stockholders' equity (deficit)	(1,051,116)	877,138

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

During the year ended December 31, 2015, the Company suspended its plans to drill the fourth well in the East Lusk field in New Mexico because of rapidly declining oil and natural gas commodity prices and drilling and completion prices which both affect the well economics. The Company did not drill any wells in 2016 and has no plans to drill any wells in the near future.

We had no exploration expense during the year ended December 31, 2016, but recognized exploration expense of $18,107 during the year ended December 31, 2015.

Going concern

We have incurred net losses of $2,473,147 and $10,983,270 for the years ended December 31, 2016 and 2015, respectively. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodities prices remain depressed. Our financial statements for the fiscal years ended December 31, 2016 and 2015, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We have filed a new shelf registration statement on Form S-3 that was effective August 15, 2016, to permit the future sale of equity securities, including a limited at the market (ATM) capital raise. The shelf registration statement will continue to be effective for a period of three years from its effective date. We are investigating other sources of capital. On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer purchased in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. Half of the second tranche was purchased on December 29, 2016, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $65,937 for the year ended December 31, 2016. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available.

The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company's Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Company expects to extend the agreement for the Quinco Sulimar Field. The sale of either property to HFT Enterprises, LLC will be a related party transaction. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company's indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company's current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Results of Operations

	Years Ended December 31,
	2016	2015
Revenues:
Oil sales	$2,429,293	$3,554,300
Natural gas sales	267,564	314,542
Total	$2,696,857	$3,868,842

Sales volumes:
Oil (Bbls)	64,881	77,460
Natural gas (Mcf)	119,920	125,165
Total (BOE)	84,868	98,322

Average sales prices
Oil ($/Bbl)	$37.44	$45.89
Natural gas ($/Mcf)	2.23	2.51
Total ($/BOE)	$31.78	$39.35

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$26.06	$26.65
Production taxes	3.51	4.12
Depletion and depreciation	13.00	24.59
Exploration expense	-	0.19
Impairment of oil and natural gas properties	0.63	102.29
Accretion of discount on asset retirement obligations	1.28	1.08
General and administrative	14.74	13.98
Total	$59.22	$172.90

Revenues
Oil and natural gas sales revenues decreased by $1,171,985 or 30%, due to decreased commodity prices of approximately $582,000 and $590,000 due to lower sales volumes. Oil sales decreased by approximately $1,125,000 due to decreased prices of $548,000 and $577,000 due to lower production. Oil sales volumes decreased by 16%, primarily due to natural declines in our Bone Spring and Ranger Horizontal Taylor Serbin wells which were drilled in late 2013 and 2014, as well as maintenance issues with our North Block 12 production. Natural gas sales decreased approximately $47,000 or 15%, due to decreased commodity prices of approximately $34,000 and $13,000 due to lower sales volumes in 2016. Oil and natural gas prices have been volatile during 2016 and we expect this to continue. Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2017.

Lease Operating Expenses
Lease operating expenses decreased $409,230 or 16% primarily due to lower production during 2016. Costs decreased by $0.59 per barrel equivalent (BOE) or 2% in 2016 as compared to 2015. Decreased commodity prices accounted for approximately $51,000 decrease in costs and $358,000 due to lower sales volumes in 2016. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes decreased $107,284 or 26%, primarily the result of decreased oil and natural gas sales volumes and lower pricing per barrel equivalent. Production taxes amounted to approximately 11% of oil and natural gas sales revenue during 2016 and 10% during 2015. We expect production taxes to range between 8% and 10% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense decreased by $1,313,860 or 54%. The decrease in depletion and depreciation was primarily due to lower production during 2016 and impairment in the prior year.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2016, we recorded impairment of $53,899 on two proved properties. The largest impairment was on the Flying M field in New Mexico of $50,664. During the year ended December 31, 2015, we recorded impairment of $10,057,633 on ten proved properties and on three unproved properties. The largest impairment was on the Lusk field in New Mexico of $4,407,064. The increase in impairment was due mainly to a precipitous drop in commodity prices starting in the fourth quarter of 2014 and continuing through 2016, which required us to substantially lower the pricing for the calculation of anticipated future net cash flows in our impairment model and the removal of proved undeveloped reserves due to intent and ability to develop.

General and Administrative Expense
General and administrative expenses decreased $134,198 or 10% primarily due to decreases in compensation expense, professional services fees and board fees. Significant components of general and administrative expenses include personnel-related costs and professional services fees.

Other Income (Expense)
Other expense, net for the year ended December 31, 2016, amounted to $258,084 compared to other income, net of $86,407 for the comparable 2015 period. Interest expense increased in 2016 by $1,451 or 1% to $259,156 compared to $257,705 in 2015. During the year ended December 31, 2015, we had a realized gain of $393,569 on commodity derivatives. Warrant modification expense of $66,124 was reported during the year ended December 31, 2015.

Liquidity and Capital Resources

Cash flow used in operating activities was approximately $964,000 for the year ended December 31, 2016. Cash flow provided by operating activities was approximately $700,000 for the year ended December 31, 2015. The decrease in cash flow from operating activities was primarily due to a decrease in sales revenues.

In 2016, we used cash on hand to fund approximately $165,000 of development of oil and natural gas properties. We sold used equipment for $11,037 in 2016. In 2015, we used our operating cash flow along with cash on hand to fund approximately $235,000 of development of oil and natural gas properties. The Company received $20,000 proceeds from the sale of used equipment and approximately $31,000 proceeds from certificates of deposits during 2015.

Cash flow provided by financing activities for the year ended December 31, 2016, included inflow of $531,143 net, received in consideration of 1,326,846 shares of unregistered common stock for a price of $0.45 per share, or $597,080, less expenses of $65,937. Cash flow used in financing activities for the year ended December 31, 2015, included inflow of $734,716 from the exercise of 734,716 of our outstanding publicly traded common stock purchase warrants during a temporary modification period with an exercise price of $1.00 per share. The Company used cash flow from financing activities to repay $761,667 on the short-term debt in 2015.

Capital Requirements

As of December 31, 2016 and 2015, we had working capital deficits of approximately $6.6 and $5.6 million, respectively. Our line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2016, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 1, 2015, based on the value of proved reserves, and was reduced from $11 million to $5.5 million. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016, and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement. We are in compliance with the agreement as of December 31, 2016.

We cannot predict how oil and natural gas prices will fluctuate during 2017 and what effect they will ultimately have on our operations. The timing of most capital expenditures is relatively discretionary. Therefore, we can plan expenditures to coincide with available funds in order to minimize business risks. As of December 31, 2016, we had $160,193 of capital items in accounts payable that will be paid from working capital.

On January 1, 2014, FieldPoint signed an exploration agreement ("the agreement") with Riley Exploration, LLC ("Riley"). The agreement provided for an Area of Mutual Interest ("AMI") and a 90 day due diligence period, after which both companies cross assigned their working interest and vertical wells with a targeted ownership for FieldPoint of 25%. The agreement also provides for a development plan with the intent to drill up to twelve horizontal wells during the initial twelve month period after closing. FieldPoint may elect to be the drilling operator of every fifth well. The agreement also provides for a standard Joint Operating Agreement which allows either partner to participate or decline to participate in every well with no obligatory wells. All of the acreage in the Ranger Project is held by production so we agreed with our joint venture partner Riley to suspend development until we experience a substantial increase in commodity pricing. On May 6, 2016, the exploration agreement with Riley was terminated, however we maintain our right to participate to the extent of our pro-rata share of any future wells that we currently own.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

Cash Contractual Obligations	2017	2018	Thereafter	Total
	(in thousands)
Credit facility (secured)	$-	$6,478	$-	$6,478
Interest on credit facility	270	-	-	270
Office lease	45	4	-	49
Total	$315	$6,482	$-	$6,797

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

Because of the precipitous drop in energy prices starting the last quarter of 2014 and continuing through 2016, we used a 5 year NYMEX strip price for 2016 and 2015 rather than the average pricing that is normally used in our estimate of expected future cash flows. This resulted in impairment expense of $53,899 and $10,057,633 of impairments of oil and natural gas properties in 2016 and 2015, repsectively.

Subsequent Events

In January 2017, we sold the remaining 442,282 shares of the second tranche under the SMPA with HFT Enterprises for gross proceeds of $199,027. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Company expects to extend the agreement for the Quinco Sulimar Field. The sale of either property to HFT Enterprises, LLC will be a related party transaction.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2016, there were no open commodity positions. At December 31, 2015, there were no open positions but we did have derivative transactions during 2015 and reported a realized gain of $393,569 included in other income (expense) on our consolidated statement of operations.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/Hein & Associates LLP

Dallas, Texas
March 31, 2017

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$880,067	$1,467,279
Accounts receivable:
Oil and natural gas sales	321,500	536,413
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	243,106	221,159
Income taxes receivable	8,776	23,442
Prepaid expenses and other current assets	37,837	67,236
Total current assets	1,491,286	2,315,529

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,288,964	41,085,514
Other equipment	111,750	108,460
Less accumulated depletion, depreciation and impairment	(34,147,053)	(32,989,814)
Net property and equipment	7,253,661	8,204,160

OTHER ASSETS	25,000	-

Total assets	$8,769,947	$10,519,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$6,478,333	$6,478,333
Accounts payable and accrued expenses	1,139,596	891,611
Oil and natural gas revenues payable	461,227	459,627
Asset retirement obligation - current	41,438	127,795
Total current liabilities	8,120,594	7,957,366

ASSET RETIREMENT OBLIGATION	1,700,469	1,685,185
Total liabilities	9,821,063	9,642,551

COMMITMENTS AND CONTINGENCIES (Notes 2, 10 and 11)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 11,153,947 and 9,807,101 shares issued, respectively; and 10,226,947 and 8,880,101 outstanding, respectively	111,539	98,070
Additional paid-in capital	13,532,871	13,001,447
Accumulated deficit	(12,728,634)	(10,255,487)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	(1,051,116)	877,138
Total liabilities and stockholders’ equity	$8,769,947	$10,519,689

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2016	2015
REVENUE:
Oil and natural gas sales	$2,696,857	$3,868,842
Well operational and pumping fees	5,047	5,047
Disposal fees	99,017	95,586
Total revenue	2,800,921	3,969,475

COSTS AND EXPENSES:
Production expense	2,509,206	3,025,721
Depletion and depreciation	1,103,340	2,417,200
Exploration expense	-	18,107
Impairment of oil and natural gas properties	53,899	10,057,633
Accretion of discount on asset retirement obligations	109,000	106,000
General and administrative	1,240,539	1,374,737
Total costs and expenses	5,015,984	16,999,398

OPERATING LOSS	(2,215,063)	(13,029,923)

OTHER INCOME (EXPENSE):
Interest income	801	789
Interest expense	(259,156)	(257,705)
Realized gain on commodity derivatives	-	393,569
Warrant modification expense	-	(66,124)
Miscellaneous	271	15,878
Total other income (expense)	(258,084)	86,407

LOSS BEFORE INCOME TAXES	(2,473,147)	(12,943,516)

INCOME TAX EXPENSE – CURRENT	-	(5,754)
INCOME TAX BENEFIT – DEFERRED	-	1,966,000

TOTAL INCOME TAX BENEFIT	-	1,960,246

NET LOSS	$(2,473,147)	$(10,983,270)

LOSS PER SHARE:
BASIC	$(0.27)	$(1.30)
DILUTED	$(0.27)	$(1.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	9,040,085	8,445,571
DILUTED	9,040,085	8,445,571

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

BALANCES, January 1, 2015	9,052,385	$90,523	$12,116,487	$727,783	927,000	$(1,966,892)	$10,967,901

Common stock issued from exercise of warrants	734,716	7,347	727,369	-	-	-	734,716

Stock compensation	20,000	200	91,467	-	-	-	91,667

Warrant modification			66,124				66,124

Net loss	-	-	-	(10,983,270)	-	-	(10,983,270)

BALANCES, December 31, 2015	9,807,101	98,070	13,001,447	(10,255,487)	927,000	(1,966,892)	877,138

Issuance of common stock, net of costs	1,326,846	13,269	517,874	-	-	-	531,143

Stock compensation	20,000	200	13,550	-	-	-	13,750

Net loss	-	-	-	(2,473,147)	-	-	(2,473,147)

BALANCES, December 31, 2016	11,153,947	$111,539	$13,532,871	$(12,728,634)	927,000	$(1,966,892)	$(1,051,116)

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,473,147)	$(10,983,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	1,103,340	2,417,200
Exploration expense	-	18,107
Impairment of oil and natural gas properties	53,899	10,057,633
Deferred income tax benefit	-	(1,966,000)
Accretion of discount on asset retirement obligations	109,000	106,000
Stock compensation expense	13,750	91,667
Warrant modification expense	-	66,124
Changes in current assets and liabilities:
Accounts receivable	192,966	141,488
Income taxes receivable	14,666	327,044
Prepaid expenses and other current assets	29,399	6,796
Accounts payable and accrued expenses	(9,574)	273,325
Oil and natural gas revenues payable	1,600	143,673
Net cash provided by (used in) operating activities	(964,101)	699,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(165,291)	(234,517)
Proceeds from the sale of oil and natural gas properties	11,037	20,000
Proceeds from certificates of deposit	-	30,815
Net cash used in investing activities	(154,254)	(183,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	531,143	-
Payments on line of credit	-	(761,667)
Proceeds from the exercise of warrants	-	734,716
Net cash provided by (used in) financing activities	531,143	(26,951)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(587,212)	489,134

CASH AND CASH EQUIVALENTS, beginning of year	1,467,279	978,145

CASH AND CASH EQUIVALENTS, end of the year	$880,067	$1,467,279

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$256,173	$256,730
Cash paid during the year for income taxes	$4,117	$13,843
Change in accrued capital expenditures	$98,671	$15,492

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2016 and 2015.

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

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2016	2015
Mineral interests in properties:
Unproved properties	$850,000	$850,000
Proved properties	13,433,966	13,422,072
Wells and related equipment and facilities	27,004,998	26,813,442
Total costs	41,288,964	41,085,514
Less accumulated depletion, depreciation and impairment	(34,059,585)	(32,921,686)
	$7,229,379	$8,163,828

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2016 or 2015. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2016, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained.

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $1,084,000 and $2,398,000 for the years ended December 31, 2016 and 2015, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. No impairment of unproved properties was recorded during the year ended December 31, 2016. During the year ended December 31, 2015, we recorded an impairment on our unproved oil and natural gas properties of $562,500.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy. We recorded an impairment on our proved oil and natural gas properties of $53,899 and $9,495,133 during the years ended December 31, 2016 and 2015, respectively.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 35 days from the end of the month in which the related quantities are produced. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. No such increase in the allowance was indicated at December 31, 2016 or 2015. As of December 31, 2016, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2016, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 69% of accounts receivable at December 31, 2016. As of December 31, 2015, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2015, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 73% of accounts receivable at December 31, 2015. In the event that one or more of these significant customers cease doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

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

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was approximately $237,000 at December 31, 2016 and 2015.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $19,340 and $19,200 for the years ended December 31, 2016 and 2015, respectively.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2016	2015
Asset retirement obligation at January 1,	$1,812,980	$1,763,043
Accretion of discount	109,000	106,000
Liabilities incurred during the year	-	-
Liabilities settled during the year	(180,073)	(56,063)
Asset retirement obligation at December 31,	1,741,907	1,812,980
Less: current asset retirement obligations	(41,438)	(127,795)
Long-term asset retirement obligations	$1,700,469	$1,685,185

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016, (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. The Company adopted this accounting standard update prospectively as of January 1, 2016. The adoption of this standard had no impact on the consolidated balance sheet as of December 31, 2016 or 2015.

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $330,722 and $439,198 for the years ended December 31, 2016 and 2015, respectively.

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

Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2016 and 2015.

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

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers. During the year ended December 31, 2016, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 69% of total oil and natural gas sales revenue for the year. During the year ended December 31, 2015, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 73% of total oil and natural gas sales revenue for the year.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments
The Company’s financial instruments are cash, accounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

Recently Issued Accounting Pronouncements
The FASB issued ASU 2016-09, “Compensation – Stock Compensation”, simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. Under current GAAP, excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of income.  The new accounting guidance is effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. Certain provisions require retrospective/modified retrospective transition while others are to be applied prospectively. Management adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued Update No. 2016-02, “Leases”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing its impact in relation to the Company's leases.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows: Restricted Cash”, to require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the annual period ending after December 15, 2017, and interim periods within those fiscal years, using a retrospective transition method to each period presented. The Company plans to adopt the new standard December 31, 2017, and does not expect any impact on our consolidated statement of cash flows.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Liquidity and Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2016 and 2015 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of December 31, 2016 and 2015, the Company has a working capital deficit of approximately $6,629,000 and $5,642,000, respectively, primarily due to the classification our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of December 31, 2016, and we do not expect to regain compliance in 2017.  A Forbearance Agreement was executed in October 2016 as discussed below.

Citibank is in a first lien position on all of our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016, and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016.

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

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We filed a new shelf registration statement on Form S-3 that was effective August 15, 2016, to permit the future sale of equity securities, including a limited at the market (ATM) capital raise. The shelf registration statement will be effective for a period of three years from its effective date. We are investigating other sources of capital. On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer purchased in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. Half of the second tranche was purchased on December 29, 2016, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company's Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Company expects to extend the agreement for the Quinoco Sulimar Field. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company's indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company's current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

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

3.    Oil and Natural Gas Properties

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2016 and 2015.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016 and 2015, the Company did not drill or complete any development wells.

During 2016, we had no exploration expense and we recognized exploration expense of $18,107 during the years ended December 31, 2015.

In December 2016, the Company assigned its interests in the Giddings Field, Fayette County, Texas to another operator in exchange for the plugging liability. The interest had no fair market value at the time of the exchange.

The Company recorded impairment charges of $53,899 and $10,057,633 during the years ended December 31, 2016 and 2015, respectively, as a result of writing down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy.

4.
Fair Value Measurements

The Company follows fair value measurement authoritative guidance, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015, and their classification within the fair value hierarchy:

	As of December 31, 2016
	Level 1	Level 2	Level 3

Proved properties(1)	$-	$-	$82,806
Unproved properties(1)	$-	$-	$-

	As of December 31, 2015
	Level 1	Level 2	Level 3

Proved properties (1)	$-	$-	$5,955,513
Unproved properties (1)	$-	$-	$287,500
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

Proved Oil and Gas Properties
Proved oil and natural gas properties are evaluated for impairment and reduced to fair value whenever events and circumstances indicate the carrying value exceeds the sum of the undiscounted cash flows. We estimate the expected net future cash flows of our oil and natural gas properties using management's expectations of economically recoverable proved reserves and compare such future net cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to their fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a non-recurring Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rate. The Company impaired two proved oil and gas properties which had a total carrying value of $136,705 to the fair value of $82,806 for the year ended December 31, 2016. The Company impaired ten proved oil and gas properties which had a total carrying value of $15,450,646 to the fair value of $5,955,513 for the year ended December 31, 2015.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unproved Oil and Gas Properties
Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. The fair value of unproved oil and gas properties used in estimating our recognized impairment loss represents a non-recurring level 3 measurement. To measure the fair value of unproved properties, the Company used inputs including, but not limited to, future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. The carrying value equaled the fair market value of the unproved oil and gas properties as of December 31, 2016. We impaired three unproved oil and gas properties which had a total carrying value of $850,000 to the fair value of $287,500 for the year ended December 31, 2015.

Derivatives
Our derivatives, which consist of commodity collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2016 and 2015, we had no Level 2 measurements.

5.
Commodity Derivatives

No commodity positions to hedge our oil production price risk were outstanding at December 31, 2016 or 2015.

The following table summarizes the change in fair value of our commodity derivatives:

	Income Statement	12 Months Ended December 31,
	Location	2016	2015
Derivatives not designated as hedging instruments

Unrealized gain on commodity derivatives	Other Income (Expense)	$-	$-
Realized gain on commodity derivatives	Other Income (Expense)	$-	$393,569

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at December 31, 2016 and 2015. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at December 31, 2016 and 2015.

The agreement requires quarterly interest-only payments until maturity on October 18, 2016. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% and 3.5% as of December 31, 2016 and 2015, respectively. The commitment fee is ..50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of December 31, 2016 and 2015, and is in technical default of the agreement.  As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016, and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we have not made the required deficiency payments in January or February 2016. As of December 31, 2016, our loan balance is $6,478,333 and our borrowing base deficiency is $978,333. Citibank is in a first lien position on all of our properties.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to our revolving line of credit with Citibank, N.A., the Company also has two irrevocable standby letters of credit with Citibank securing our well plugging liabilities of various operated wells in the amounts of $25,000 and $30,000.  These letters of credit automatically renew every year and were most recently renewed in May 2016.

7.
Income Taxes

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2016	2015
Current:
Federal	$-	$-
State	-	(5,754)
Total current	-	(5,754)

Deferred:
Federal	-	1,760,000
State	-	206,000
Total deferred	-	1,966,000

Total income tax provision	$-	$1,960,246

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2016 and 2015 as follows:

	2016	2015
Statutory rate (benefit)	(34%)	(34%)
State taxes, net of federal benefit	(2%)	(2%)
Permanent differences	1%	-
Change in valuation allowance on deferred tax assets	35%	21%
Effective rate (benefit)	(0%)	(15%)

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. Significant components of net deferred tax assets and liabilities are:

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Deferred tax assets:
Asset retirement obligation	$569,000	$663,000
Allowance for doubtful accounts	87,000	87,000
Stock compensation and other	(4,000)	25,000
Alternative minimum tax credit carryforward	157,000	157,000
Difference in depreciation, depletion and capitalization methods – oil and gas properties	555,000	897,000
Net operating loss carryforward	2,216,000	876,000
Total deferred tax assets	3,580,000	2,705,000
Valuation allowance on deferred tax assets	(3,580,000)	(2,705,000)
Total deferred tax assets, net of valuation allowance	-	-

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	-	-
Total deferred tax liabilities	-	-

Net deferred tax liability	$-	$-

Our net deferred tax assets and liabilities are recorded as follows:

	2016	2015
Non-current asset	$-	$-
Non-current liability	-	-
Total	$-	$-

The Company had no material uncertain tax positions as of December 31, 2016 and 2015.

At December 31, 2016, the Company expects to have net operating loss carryforwards of approximately $6.2 million which expire at various dates from December 31, 2034 to 2036.

The Company recorded impairment expense of $53,899 and $10,057,633 on our proved and unproved oil and natural gas properties during the years ended December 31, 2016 and 2015, respectively. As a result, our deferred tax assets exceeded our deferred tax liabilities. Since it is more likely than not that the tax benefits will not be utilized, the Company established a valuation allowance of $3,580,000 and $2,705,000 against our deferred tax assets for the years ended December 31, 2016 and 2015, respectively.

The Company’s policy regarding income tax interest and penalties is to record those items as general and administrative expense. During the years ended December 31, 2016 and 2015, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2016 and 2015.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2013. The Company is not currently involved in any income tax examinations.

8.
Earnings (Loss) Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2016 and 2015. The dilutive effect of the warrants for the twelve months ended December 31, 2016 and 2015, is presented below.

	December 31,
	2016	2015

Net loss	$(2,473,147)	$(10,983,270)

Weighted average common stock outstanding	9,040,085	8,445,571
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	9,040,085	8,445,571

Loss per share:
Basic	$(0.27)	$(1.30)
Diluted	$(0.27)	$(1.30)

9. Stockholders’ Equity

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

The fair value of the change in exercise price of the warrants of $66,124 was reported as other expense and increased additional paid in capital during the year ended December 31, 2015. No related expenses were incurred during the year ended December 31, 2016. The fair value of the temporary modification of the exercise price was calculated by multiplying the number of warrants actually exercised during the temporary modification period by the change in the value of the warrants immediately before and immediately after the announcement of the reduction in exercise price.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the warrant activity for the year ending December 31, 2016:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2015	7,177,010	$4.00	2.25
Issued	-	-
Exercised	-	$4.00
Exercised during temporary modification period	-	-
Expired	-	-
Outstanding, December 31, 2016	7,177,010	$4.00	1.25

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares will be received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. The fair value of this stock grant was $275,000 of which $13,750 and $91,667 was recognized as non-cash stock compensation expense during the twelve months ended December 31, 2016 and 2015, respectively. The signing bonus grant was fully vested on July 1, 2016. Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares.

On February 5, 2016, the Company filed Form S-3 Registration Statement Under the Securities Act of 1933 with the Securities and Exchange Commission in anticipation of an at the market (ATM) offering. The Form S-3 was effective August 15, 2016, allowing the Company to offer and sell from time to time up to $20,000,000 of its shares of common stock, par value $0.01, warrants, convertible debt securities, debt securities, right or units or any combination of these securities, in one or more transactions on terms to be determined at the time of sale. On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer purchased in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. Half of the second tranche was purchased on December 29, 2016, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $65,937 for the year ended December 31, 2016. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company's Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Company expects to extend the agreement for the Quinco Sulimar Field. The sale of either property to HFT Enterprises, LLC will be a related party transaction. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company's indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company's current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

10.  Environmental Issues

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

11.  Commitments

As of December 31, 2016 and 2015, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. As of December 31, 2016 and 2015, we had a $25,000 outstanding letter of credit in the favor of the Bureau of Land Management. Citibank may restrict $60,000 in cash to cover our plugging bond line of credit since the Company has a borrowing base deficiency on our line of credit as of December 31, 2016.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the Company entered into a two year operating lease for office space in Austin, Texas, which was renewed for another two years until January 31, 2018. Rent expense under this lease was approximately $40,300 and $36,760 for the years ended December 31, 2016 and 2015, respectively. Minimum future rentals on this non-cancelable operating lease as of December 31, 2016, are as follows:

2017	$45,064
2018	3,763
$48,827

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

12.
Oil and Gas Producing Activities

The following table sets forth the costs incurred for oil and natural gas property activities of the Company:

	Years Ended December 31,
	2016	2015
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	-	18,107
Development costs	162,001	216,410
Total costs incurred	$162,001	$234,517

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2016	2015
Revenues	$2,696,857	$3,868,842
Expenses
Production expense	2,509,206	3,025,721
Depletion and depreciation	1,103,340	2,417,200
Exploration expense	-	18,107
Impairment of oil and natural gas properties	53,899	10,057,633
Accretion of discount on asset retirement obligations	109,000	106,000
Total expenses	3,775,445	15,624,661
Loss before income taxes	(1,078,588)	(11,755,819)
Income tax benefit, net of valuation allowance (1)	-	1,763,373
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(1,078,588)	$(9,992,446)

(1)
Reflects the Company’s effective tax rate.

13.
Disclosures About Oil and Gas Producing Activities (Unaudited)

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2015	1,114,621	1,909,247
Revisions of previous estimates	(631,388)	(996,140)
Extensions and discoveries	-	-
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(77,460)	(125,165)
Balance, December 31, 2015	405,773	787,942
Revisions of previous estimates	68,592	88,490
Extensions and discoveries	80,742	-
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(64,881)	(119,920)
Balance, December 31, 2016	490,226	756,512

Proved developed reserves, December 31, 2016	490,226	756,512
Proved developed reserves, December 31, 2015	405,773	787,942

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

Year Ended December 31, 2016
The average natural gas price used in our proved reserves estimate at December 31, 2016, was $2.96 per Mcf. The average oil price used in our proved reserves estimate at December 31, 2016, was $35.26 per barrel. We did not drill any new wells, or purchase or sell any reserves during the year ended December 31, 2016.

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows at December 31, 2016 and 2015, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2016 and 2015, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

	Years Ended December 31,
	(in thousands)
	2016	2015

Future cash inflows	$21,081	$22,523
Future production costs	(11,418)	(11,778)
Future development cost	(131)	(112)
Future income taxes	(105)	198

Future net cash flows	9,427	10,831
10% annual discount	(3,926)	(3,820)
,
Standardized measure of discounted future net cash flows	$5,501	$7,011

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2016	2015
Balance, beginning of year	$7,011	$22,989
Sales of oil and natural gas produced, net of production costs	(188)	(843)
Sale of reserves	-	-
Extensions and discoveries	740	-
Net changes in prices and production costs	(3,149)	(26,730)
Net changes in future development costs	(19)	6,299
Revisions and other changes	434	(10,672)
Accretion of discount	705	3,545
Net change in income taxes	(33)	12,423
Balance, end of year	$5,501	$7,011

14. Subsequent Events (unaudited)

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

b)
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)
Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	74	Principal Executive Officer,	June 9, 2013-present
		Director	July 1997-present
Phillip H. Roberson	48	President,	December 2013-present
		Principal Financial Officer,	July 2013-present
		Director	November 11, 2014 - present
Karl W. Reimers	75	Director	October 2004-present
Dan Robinson	69	Director	August 2004-present
Nancy Stephenson	63	Director	October 2012 - present

Mr. Bryant serves as Chairman of the Board of the Corporation, and as its principal executive. He has been a Director of the Company since July 1997. For more than thirty years, Mr. Bryant has held senior management positions with public and private companies in a number of different industries. He is currently a Founder and Partner of Co-Partners, LLC, a business consulting firm. Prior positions include Chief Executive Officer and Chairman of Canmax, Inc., a publicly traded software development company, President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for the retail petroleum industry. Mr. Bryant holds a Bachelor of Science degree in Electrical Engineering from the University of Alabama, and has served on the Board of Directors of more than ten private and public companies. He currently serves on the Board of Directors of two private companies, HOBI International, Inc. and Leopard Mobility, Inc., both in the electronics remanufacturing and distribution business.

Mr. Roberson, age 48, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm’s operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 75, has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 69, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 1994 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 42 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the American Fuel & Petrochemical Manufacturers (AFPM).

Nancy Stephenson, age 63, has been a Director of the Company since October 2011.  From August 2011 to August 2012 she served as Chief Accounting Officer, Treasurer and Secretary of Cross Border Resources Inc. (XBOR) and served as Assistant Controller at Forge Energy, LLC, a private company, from January 2014 through March 2015.  Ms. Stephenson is semi-retired and does occasional consulting engagements. Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business.  From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc. (TXCO). For both XBOR and TXCO she prepared financial statements and was responsible for periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

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

Meetings and Committees of the Board of Directors

a.       Meetings of the Board of Directors

During the fiscal year ended December 31, 2016, seven meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the directors. Meetings are conducted either in person or by telephone conference.

At the December 6, 2013, meeting, the Board approved the Compensation Committee's recommendation to restructure Board compensation effective for 2014. The structure increased the fee for in-person meetings to $1,000 and provides for fees to compensate committee chairmen. Each board member received approximately $39,500 for their service during 2014. Roger Bryant was paid $10,000 per month plus meeting fees as Executive Chairman. Each board member received approximately $27,000 for their service during 2015 and Roger Bryant was paid $91,000 as Executive Chairman. At the October 23, 2015, meeting the Board reaffirmed and ratified its previously adopted action to provide annual cash retainers of $120,000 per year for Roger Bryant, and $30,000 per year for all non-executive directors (which shall be in addition to Committee fees), and $1,000 for each in-person meeting effective January 1, 2016.  However, it also adopted a measure to temporarily accept a voluntary reduction in Roger Bryant's annual retainer to $90,000 per year, and to temporarily accept a voluntary reduction of the annual cash retainer to $15,000 for all non-executive directors, and to temporarily accept a voluntary reduction to $500 per in-person meeting until such time as economic conditions shall improve, provided that each and all of these voluntary reductions shall be retroactively reinstated and payable in the case of (and only in the case of) a Change of Control Event.  All voluntary reductions shall be temporarily effective as of January 1, 2016, and shall continue until such time as the Board determines that they shall cease.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2016, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee.

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

During the fiscal year ended December 31, 2016, the Audit Committee had four meetings. The committee is responsible for accounting and internal control matters. The Audit Committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Hein & Associates LLP and the matters required to be discussed by AU Section 380. The Audit Committee has received the written disclosures and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for filing with the Commission.

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
During the fiscal year ended December 31, 2016, the Compensation Advisory Committee had one meeting. The Compensation Advisory Committee:

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

Nomination Committee

The Nomination Committee was composed of the following directors:

Karl Reimers, Chairman
Nancy Stephenson
Dan Robinson

The Board of Directors has determined that Mr. Reimers, Mrs. Stephenson and Mr. Robinson are “independent” within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2016.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE MKT. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2016, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2016 to the Company’s “Named Executive Officers” (or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

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

Components of Compensation. For the years ended December 31, 2015 and 2016, the largest component of compensation for the Officers of the Company was base salary. We did provide additional compensation in the form of a stock bonus to the President/CFO in 2015 and 2016.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Phillip H. Roberson, President, and CFO	2016	$ 200,000	$ -	$ 12,800	-	-	-	$ 6,186(1)	$ 218,986
Phillip H. Roberson, President, and CFO	2015	$ 200,000	$ -	$ 30,300	-	-	-	$ 6,000(1)	$ 236,300
Phillip H. Roberson, President, and CFO	2014	$ 200,000	$ -	$ 55,000	-	-	-	-	$ 255,000

(1)
Automobile allowance

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Roger Bryant	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Phillip Roberson	- 0 -	- 0 -	-	-	-	- 0 -	- 0 -	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$91,000	-	-	-	-	-	$91,000
Karl Reimers	$26,000	-	-	-	-	-	$26,000
Dan Robinson	$26,000	-	-	-	-	-	$26,000
Nancy Stephenson	$28,500	-	-	-	-	-	$28,500
Phillip Roberson	$-						$-

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2015 and 2016.

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

The table shows the number of shares owned as of March 26, 2017 and the percentage of outstanding common stock owned as of March 26, 2017. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner	Percent of Class(1)
Estate of Ray D. Reaves(3)	2,420,765	22.7%
2352007 Ontario Inc. (4)	744,212	7.0%
Michael Herman (5)	663,423	6.2%
LeRoy Landhuis (6)	884,564	8.3%
Roger D. Bryant	34,000	*
Dan Robinson	96,000	*
Karl Reimers	58,100	*
Nancy Stephenson	2,500	*
Phillip Roberson	50,000	*
All Officers and Directors as a Group(5 persons)	240,600	2.3%
_____________________________
*      indicates less than 1%

(1)
The percentages shown are calculated based upon 10,669,229 shares of common stock issued and outstanding at March 26, 2017. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)
Unless otherwise stated, the beneficial owner's address is 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

(3)
Voting and investment power with respect to the shares of common stock held in the Estate of Ray D. Reaves is exercised by the Administrator of the Estate. Includes warrants exercisable to purchase 69,415 shares at an exercise price of $4.00 per share.

(4)
2352007 Ontario Inc. is a wholly-owned subsidiary of the Natale Rea (2013) Trust. The principal address of 2352007 Ontario Inc. and the Natale Rea (2013) Trust is 9200 Weston Road, Piazzza Villagio, P.O. Box 92030, Vaughan, Ontario L4H 3J3 Canada. The Company has relied exclusively on the Schedule 13D filed by these affiliated stockholders with the SEC on May 4, 2016, in making these disclosures.

(5)
Includes shares owned by HFT Enterprises, LLC, a Nevada limited liability company, of which Mr. Herman is a control person. The principal address of Michael Herman and HFT Enterprises, LLC., is P.O. Box 81740, Las Vegas, Nevada 89180.

(6)
The address for LeRoy Landhuis is 212 N. Wahsatch Avenue, Suite 301, Colorado Springs, Colorado 80903

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. HFT Enterprises, LLC, purchased 221,141 shares in January 2017 and Michael Herman, member of HFT Enterprises, LLC, purchased 442,282 shares of unregistered shares of common stock in 2016, for a total of 663,423 shares controlled by Mr. Herman. The SMPA also granted to the Buyer the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company's Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Company expects to extend the agreement for the Quinco Sulimar Field. The sale of either property to HFT Enterprises, LLC will be a related party transaction. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company's indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company's current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

There were no other related party transactions during the years ended December 31, 2016 and 2015.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Hein & Associates LLP ("Hein") as our independent registered public accounting firm. Hein audited our consolidated financial statements for fiscal 2016 and 2015. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:
	2016	2015
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$118,900	$137,300
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	24,200	31,800
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$143,100	$169,100

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997.)

	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.4.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

	4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

	10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000.)

	10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

10.3
Credit Agreement (Revolving Credit Note) dated December 14, 2000 by and among FieldPoint Petroleum Corp. and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

	10.4	Audit Committee Charter adopted by the Company on March 28, 2001(incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

10.5	Consulting Agreement dated November 13, 2001 between FieldPoint Petroleum Corp. and TRG Group LLC. (incorporated by reference to the Company's 10QSB for the quarter ended September 30, 2001.)

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

10.21	Stock and Mineral Lease Purchase Agreement dated August 12, 2016 (incorporated by reference to the Company’s 8-K dated August 12, 2016, as filed with the Commission on August 17, 2016.)

10.22	Sixth Amendment to Loan and Forbearance Agreement dated October 4, 2016 (incorporated by reference to the Company’s 8-K dated October 4, 2016, as filed with the Commission on October 7, 2016.)

10.23	Amendment No. 1 to Stock and Mineral Lease Purchase Agreement dated January 9, 2017 (incorporated by reference to the Company's 8-K dated January 9, 2017, as filed with the Commission on January 20, 2017.)

14.	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Commission on April 14, 2004.)

31.1	Certification of Principal Executive Officer required by Section 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Operating Officer and Principal Financial Officer required by Section 13a-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Operating Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Evaluation of Oil and Gas Reserves by Joe C. Neal & Associates (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Commission on March 30, 2016.)

99.2
Letter Report and Certificate of Qualification of Joe C. Neal & Associates (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Commission on March 30, 2016.)

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date: March 31, 2017	By:	/s/ Roger D. Bryant
Roger D. Bryant
Principal Executive Officer

Date: March 31, 2017	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Bryant	Principal Executive Officer, Director	Date: March 31, 2017
Roger D. Bryant

/s/ Phillip H. Roberson	President, Principal Operating Officer, Principal Financial Officer, and Director	Date: March 31, 2017
Phillip H. Roberson

/s/ Dan Robinson	Director	Date: March 31, 2017
Dan Robinson

/s/ Karl W. Reimers	Director	Date: March 31, 2017
Karl W. Reimers

/s/ Nancy Stephenson	Director	Date: March 31, 2017
Nancy Stephenson