Form 10-Q
period 2017-03-31
FIELDPOINT PETROLEUM CORP
filed 2017-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017

☐       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to _________

Commission file number: 001-32624

FieldPoint Petroleum Corporation
(Exact name of small business issuer as specified in its charter)

Colorado	84-0811034
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

609 Castle Ridge Road, Suite 335
                  Austin, Texas 78746
(Address of Principal Executive Offices) (Zip Code)

                           (512) 579-3560
(Issuer's Telephone Number, Including Area Code)

___________________________________________________
(former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2017, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$737,328	$880,067
Accounts receivable:
Oil and natural gas sales	373,701	321,500
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	236,255	243,106
Prepaid income taxes	11,485	8,776
Prepaid expenses and other current assets	58,691	37,837
Total current assets	1,417,460	1,491,286

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	41,335,349	41,288,964
Other equipment	117,561	111,750
Less accumulated depletion, depreciation and impairment	(34,303,607)	(34,147,053)
Net property and equipment	7,149,303	7,253,661

OTHER ASSETS	25,000	25,000

Total assets	$8,591,763	$8,769,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Line of credit - current	$6,478,333	$6,478,333
Accounts payable and accrued expenses	1,165,990	1,139,596
Oil and gas revenues payable	466,527	461,227
Asset retirement obligation - current	67,289	41,438
Total current liabilities	8,178,139	8,120,594

ASSET RETIREMENT OBLIGATION	1,686,571	1,700,469
Total liabilities	9,864,710	9,821,063

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 11,153,947 shares issued, respectively, and 10,669,229 and 10,226,947 outstanding, respectively	115,962	111,539
Additional paid-in capital	13,715,668	13,532,871
Accumulated deficit	(13,137,685)	(12,728,634)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ deficit	(1,272,947)	(1,051,116)
Total liabilities and stockholders’ deficit	$8,591,763	$8,769,947

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
REVENUE:
Oil and natural gas sales	$814,728	$568,739
Well operational and pumping fees	1,262	1,262
Disposal fees	22,436	14,712
Total revenue	838,426	584,713

COSTS AND EXPENSES:
Production expense	711,875	660,275
Depletion and depreciation	156,554	319,800
Accretion of discount on asset retirement obligations	26,000	27,000
General and administrative	284,008	375,437
Total costs and expenses	1,178,437	1,382,512

OPERATING LOSS	(340,011)	(797,799)

OTHER INCOME (EXPENSE):
Interest income	14	112
Interest expense	(69,054)	(62,840)
Total other income (expense)	(69,040)	(62,728)

NET LOSS	$(409,051)	$(860,527)

LOSS PER SHARE:
BASIC	$(0.04)	$(0.10)
DILUTED	$(0.04)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,617,630	8,889,991
DILUTED	10,617,630	8,889,991

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(409,051)	$(860,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	156,554	319,800
Accretion of discount on asset retirement obligations	26,000	27,000
Stock compensation expense	-	6,875
Changes in current assets and liabilities:
Accounts receivable	(45,350)	240,090
Prepaid income taxes	(2,709)	(541)
Prepaid expenses and other current assets	(20,854)	7,898
Accounts payable and accrued expenses	222,299	(74,219)
Oil and gas revenues payable	5,300	(8,721)
Net cash used in operating activities	(67,811)	(342,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(262,148)	(60,257)
Net cash used in investing activities	(262,148)	(60,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	187,220	-
Net cash provided by financing activities	187,220	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(142,739)	(402,602)

CASH AND CASH EQUIVALENTS, beginning of the period	880,067	1,467,279

CASH AND CASH EQUIVALENTS, end of the period	$737,328	$1,064,677

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$67,574	$65,385
Cash paid during the period for income taxes	$2,709	$542
Change in accrued capital expenditures	$115,800	$43,608

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2016.

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2016 and 2017 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of March 31, 2017, and December 31, 2016, the Company has a working capital deficit of approximately $6,761,000 and $6,629,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of March 31, 2017, and we do not expect to regain compliance in 2017.  A Forbearance Agreement was executed in October 2016 as discussed below.

Citibank is in a first lien position on all our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. As of March 31, 2017, our loan balance is $6,478,333 and our borrowing base deficiency is $978,333.

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

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We filed a new shelf registration statement on Form S-3 that was effective August 15, 2016, to permit the future sale of equity securities, including a limited at the market (ATM) capital raise. The shelf registration statement will be effective for a period of three years from its effective date; provided, however, if the Company’s common stock is delisted from the NYSE MKT due to its non-compliance with continued listing requirements (see disclosures below), the Company will no longer be eligible to use Form S-3 and will be required to withdraw its shelf registration statement. We are investigating other sources of capital.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”), to provide liquidity to the Company. The Buyer purchased newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). In November 2016, the Buyer purchased for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. In December 2016, the Buyer purchased for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%.

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company is now required to supplement the plan no later than May 30, 2017 to address how it intends to regain compliance with Section 1003(a)(ii).  If the supplemented plan is accepted, the Company may be able to continue its listing but will be subject to periodic reviews by the Exchange. If the supplemented plan is not accepted or if it is accepted but the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant adverse impact on our ability to raise additional capital.

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

3.
Recently Issued Accounting Pronouncements

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

4.
Oil and Natural Gas Properties

No wells were drilled or completed during the three months ended March 31, 2017 or 2016.

On a quarterly basis, the Company compares our most recent engineering reports to current pricing and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three months ended March 31, 2017.

5.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at March 31, 2017 and 2016. The dilutive effect of the warrants for the three months ended March 31, 2017 and 2016, is presented below.

	For the Three Months Ended March 31,
	2017	2016

Net loss	$(409,051)	$(860,527)

Weighted average common stock outstanding	10,617,630	8,889,991
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	10,617,630	8,889,991

Loss per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

6.
Income Taxes

For the three months ended March 31, 2017 and 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three months ended March 31, 2017 or 2016.

7.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at March 31, 2017, and December 31, 2016. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at March 31, 2017, and December 31, 2016. The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 - Liquidity and Going Concern.

The sixth amendment to the original loan agreement requires quarterly interest-only payments until maturity on January 1, 2018. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% as of March 31, 2017, and December 31, 2016, respectively. The commitment fee is .50% of the unused borrowing base. Citibank is in a first lien position on all our properties and assets.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2017, and December 31, 2016, and is in technical default of the agreement.

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

8.
Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at March 31, 2017. There have been no warrants issued or exercised during the three months ended March 31, 2017. The weighted average expected life of the warrants was 1.00 year at March 31, 2017.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, received a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested in 2014 and 20,000 shares vested in 2015. An additional 10,000 shares were vested and issued on January 1, 2016. The remaining 10,000 shares vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $13,750 was recognized as non-cash stock compensation expense during the three months ended March 31, 2016. The signing bonus grant was fully vested on July 1, 2016. Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares.

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

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share. In November 2016, the Buyer purchased for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. In December 2016, the Buyer purchased for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $11,807 for the quarter ended March 31, 2017. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available.

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

9.
Subsequent Events

On April 28, 2017, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)).

The Company has previously submitted a plan to the Exchange to regain compliance with Section 1003(a)(i) by November 13, 2017, which plan has been accepted by the Exchange.  The Company is now required to supplement the plan no later than May 30, 2017, to address how it intends to regain compliance with Section 1003(a)(ii). If the supplemented Plan is accepted, the Company may be able to continue its listing but will be subject to periodic reviews by the Exchange. If the supplemented plan is not accepted or if it is accepted but the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate.

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

The Company has temporarily suspended drilling and exploration activities due to low commodity prices and has no near-term plans at this time to drill a fourth well in the East Lusk field in New Mexico or continue development of the Taylor Serbin field. Furthermore, we plan to limit any remedial work that does not increase production and reduce general and administrative costs as much as possible until commodity pricing improves. As we are out of compliance with our revolving line of credit and our borrowing base has been decreased, we do not expect to reinstate our drilling programs until commodity prices and our cash flow improve.

Going concern

We have incurred net losses of $409,051 and $860,527 for the three months ended March 31, 2017 and 2016, respectively. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. Our financial statements for the fiscal years ended December 31, 2016 and 2015, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. We filed a new shelf registration statement on Form S-3 which was declared effective by the SEC on August 15, 2016, which will permit the future sale of equity securities, including a limited at the market (ATM) capital raise. We are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). In November 2016, the Buyer purchased for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. In December 2016, the Buyer purchased for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%.

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company is now required to supplement the plan to regain compliance no later than May 30, 2017 to address how it intends to regain compliance with Section 1003(a)(ii).  If the supplemented plan is accepted, the Company may be able to continue its listing but will be subject to periodic reviews by the Exchange. If the supplemented plan is not accepted or if it is accepted but the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant adverse impact on our ability to raise additional capital.

The Company’s plans to mitigate our current financial situation and more details about the SMPA are discussed in Note 2 - Liquidity and Going Concern in the financial statements for the quarter ended March 31, 2017.

Results of Operations

Comparison of three months ended March 31, 2017, to the three months ended March 31, 2016

	Quarter Ended March 31,
	2017	2016
Revenue:
Oil sales	$720,673	$517,201
Natural gas sales	94,055	51,538
Total oil and natural gas sales	$814,728	$568,739

Sales volumes:
Oil (Bbls)	14,938	17,202
Natural gas (Mcf)	30,001	29,857
Total (BOE)	19,938	22,179

Average sales prices:
Oil ($/Bbl)	$48.24	$30.07
Natural gas ($/Mcf)	3.14	1.73
Total ($/BOE)	$40.86	$25.64

Costs and expenses ($/BOE)
Production expense (lifting costs)	$35.71	$29.77
Depletion and depreciation	7.85	14.42
Accretion of discount on asset retirement obligations	1.30	1.22
General and administrative	14.24	16.93
Total	$59.10	$62.34

Oil and natural gas sales revenues increased 43% or $245,989 to $814,728 for the three months ended March 31, 2017, from the comparable 2016 period. Average oil sales prices increased 60% to $48.24 for the three months ended March 31, 2017, compared to $30.07 for the period ended March 31, 2016. Average natural gas sales prices increased 82% to $3.14 for the three months ended March 31, 2017, compared to $1.73 for the period ended March 31, 2016. Decreased oil and natural gas production accounted for a decrease in revenue of approximately $68,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $314,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense increased 8% or $51,600 to $711,875 for the three months ended March 31, 2017, from the comparable 2016 period. This was primarily due to an increase in unexpected workover activity, operating costs and production taxes. Lifting costs per BOE increased $5.94 to $35.71 for the 2017 period compared to $29.77 for the three months ended March 31, 2016, due mainly to increased workover activity and general increases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 51% or $163,246 to $156,554 for the three months ended March 31, 2017, versus $319,800 in the 2016 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended March 31, 2017.

General and administrative costs decreased 24% or $91,429 to $284,008 for the three months ended March 31, 2017, from the three months ended March 31, 2016. This was primarily attributable to a decrease in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other expense, net for the quarter ended March 31, 2017, was $69,040 compared to other expense, net of $62,728 for the quarter ended March 31, 2016. Interest expense was $69,054 and $62,840 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash flow used in operating activities was $67,811 for the three months ended March 31, 2017, as compared to $342,345 of cash flow used in operating activities in the comparable 2016 period. The decrease in cash flows from operating activities was primarily due to a smaller net loss in 2017.

Cash flow used in investing activities was $262,148 for the three months ended March 31, 2017, and $60,257 in the comparable 2016 period due to more additions to oil and natural gas properties and equipment in the current period.

Cash flow was provided by financing activities due to the net proceeds of $187,220 from the issuance of 442,282 shares of unregistered stock during the three months ended March 31, 2017. No cash flow was provided by or used in financing activities for the three months ended March 31, 2016.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of March 31, 2017, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company is now required to supplement the plan to regain compliance no later than May 30, 2017 to address how it intends to regain compliance with Section 1003(a)(ii).  If the supplemented plan is accepted, the Company may be able to continue its listing but will be subject to periodic reviews by the Exchange. If the supplemented plan is not accepted or if it is accepted but the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE MKT, it could have a significant adverse impact on our ability to raise additional capital.

Subsequent Events

On April 28, 2017, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)).

The Company has previously submitted a plan to the Exchange to regain compliance with Section 1003(a)(i) by November 13, 2017, which plan has been accepted by the Exchange.  The Company is now required to supplement the plan no later than May 30, 2017, to address how it intends to regain compliance with Section 1003(a)(ii). If the supplemented Plan is accepted, the Company may be able to continue its listing but will be subject to periodic reviews by the Exchange. If the supplemented plan is not accepted or if it is accepted but the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at March 31, 2017 or 2016.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities

Our line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2017, and is in technical default of the agreement. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of March 31, 2017, our loan balance is $6,478,333 and our borrowing base deficiency $978,333. The Company’s plans to cure the borrowing base deficiency are discussed in Note 2 – Liquidity and Going Concern.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. We are currently in compliance with the agreement, however the Agreement was supplemented by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement. Citibank is in a first lien position on all of our properties and assets.

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

Date: May 15, 2017	By:	/s/ Roger D. Bryant
Roger D. Bryant
Executive Officer

Date: May 15, 2017	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer