Form 10-Q
period 2017-06-30
FIELDPOINT PETROLEUM CORP
filed 2017-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuance to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2017, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,674,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$367,924	$880,067
Accounts receivable:
Oil and natural gas sales	415,232	321,500
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	238,096	243,106
Prepaid income taxes	17,135	8,776
Prepaid expenses and other current assets	74,808	37,837
Total current assets	1,113,195	1,491,286

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	40,086,021	41,288,964
Other equipment	117,561	111,750
Less accumulated depletion, depreciation and impairment	(33,322,141)	(34,147,053)
Net property and equipment	6,881,441	7,253,661

OTHER ASSETS	25,000	25,000

Total assets	$8,019,636	$8,769,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$4,363,333	$6,478,333
Accounts payable and accrued expenses	958,365	1,139,596
Oil and gas revenues payable	442,245	461,227
Asset retirement obligation - current	80,821	41,438
Total current liabilities	5,844,764	8,120,594

ASSET RETIREMENT OBLIGATION	1,700,633	1,700,469
Total liabilities	7,545,397	9,821,063

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 11,153,947 shares issued, respectively, and 10,669,229 and 10,226,947 outstanding, respectively	115,962	111,539
Additional paid-in capital	13,715,668	13,532,871
Accumulated deficit	(11,390,499)	(12,728,634)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	474,239	(1,051,116)
Total liabilities and stockholders’ equity	$8,019,636	$8,769,947

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Oil and natural gas sales	$880,975	$751,035	$1,695,703	$1,319,774
Well operational and pumping fees	1,261	1,262	2,523	2,524
Disposal fees	17,455	28,283	39,891	42,995
Total revenue	899,691	780,580	1,738,117	1,365,293

COSTS AND EXPENSES:
Production expense	595,643	681,089	1,307,518	1,341,364
Depletion and depreciation	213,554	307,800	370,108	627,600
Accretion of discount on asset retirement obligations	26,000	27,000	52,000	54,000
General and administrative	279,934	289,365	563,942	664,802
Total costs and expenses	1,115,131	1,305,254	2,293,568	2,687,766

OPERATING LOSS	(215,440)	(524,674)	(555,451)	(1,322,473)

OTHER INCOME (EXPENSE):
Interest income	15	659	29	771
Interest expense	(64,277)	(63,542)	(133,331)	(126,382)
Gain on sale of oil and natural gas property	2,030,477	-	2,030,477	-
Miscellaneous	257	124	257	124
Total other income (expense)	1,966,472	(62,759)	1,897,432	(125,487)

INCOME (LOSS) BEFORE INCOME TAXES	1,751,032	(587,433)	1,341,981	(1,447,960)

INCOME TAX EXPENSE – CURRENT	(3,846)	-	(3,846)	-
TOTAL INCOME TAX PROVISION	(3,846)	-	(3,846)	-

NET INCOME (LOSS)	$1,747,186	$(587,433)	$1,338,135	$(1,447,960)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.16	$(0.07)	$0.13	$(0.16)
DILUTED	$0.16	$(0.07)	$0.13	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	8,890,101	10,643,571	8,890,046
DILUTED	10,669,229	8,890,101	10,643,571	8,890,046

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,338,135	$(1,447,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	370,108	627,600
Accretion of discount on asset retirement obligations	52,000	54,000
Stock compensation expense	-	13,750
Gain on sale of oil and natural gas property	(2,030,477)	-
Changes in current assets and liabilities:
Accounts receivable	(88,722)	94,112
Prepaid income taxes	(8,359)	(61)
Prepaid expenses and other current assets	(36,971)	(7,362)
Accounts payable and accrued expenses	20,425	117,642
Oil and gas revenues payable	(18,982)	(3,867)
Net cash used in operating activities	(402,843)	(552,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(326,520)	(79,469)
Proceeds from sale of oil and natural gas property	2,145,000	-
Net cash provided by (used in) investing activities	1,818,480	(79,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(2,115,000)	-
Net proceeds from issuance of common stock	187,220	-
Net cash used in financing activities	(1,927,780)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(512,143)	(631,615)

CASH AND CASH EQUIVALENTS, beginning of the period	880,067	1,467,279

CASH AND CASH EQUIVALENTS, end of the period	$367,924	$835,664

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$136,471	$128,308
Cash paid during the period for income taxes	$8,359	$1,343
Change in accrued capital expenditures	$113,434	$57,299
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

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the six months ended June 30, 2017 and 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. Continued low oil and natural gas prices during 2016 and 2017 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of June 30, 2017, and December 31, 2016, the Company has a working capital deficit of approximately $4,732,000 and $6,629,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of June 30, 2017, and we do not expect to regain compliance in 2017.  A Forbearance Agreement was executed in October 2016 as discussed below.

Citibank is in a first lien position on all our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. During the three months ended June 30, 2017, the Company sold non-producing and non-economic assets in Lea County, New Mexico, and used $2,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $4,363,333 as of June 30, 2017.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $2,115,000 toward the principal balance in June 2017.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We filed a new shelf registration statement on Form S-3 that was effective August 15, 2016, to permit the future sale of equity securities, including a limited at the market (ATM) capital raise. The shelf registration statement will be effective for a period of three years from its effective date; provided, however, if the Company’s common stock is delisted from the NYSE American (formerly NYSE MKT) due to its non-compliance with continued listing requirements (see disclosures below), the Company will no longer be eligible to use Form S-3 and will be required to withdraw its shelf registration statement. We are investigating other sources of capital.

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

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to August 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remain the same. The Company will be subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

Our warrants listed on the NYSE American (formerly NYSE MKT) as FPP WS expire March 23, 2018. If the warrants trade at sub-penny before that date, the NYSE will immediately suspend and move to delist the warrants.

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

3.
Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”. Under this new standard, revenue is recognized at the time goods or services are transferred to a customer for the amount of consideration the entity expects to be entitled in exchange for the specific goods or services. Additional disclosures will be required to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. The Company currently follows the sales method of accounting for oil, NGL and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. However, we are currently evaluating the impact, if any, that this standard will have on our consolidated financial statements. Our evaluation process includes (i) review of revenue contracts and transactions and (ii) assessing the impact this guidance will have on our processes and internal controls. This evaluation will continue throughout 2017, and we are currently planning to adopt this new standard January 1, 2018.

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

4. Oil and Natural Gas Properties

No wells were drilled or completed during the three or six months ended June 30, 2017 or 2016.

In the three months ended June 30, 2017, the Company sold its net interest in the Hermes, Cronos and Mercury wells. These wells were not economic to our interests. We also sold our net interest in the unproved Bilbrey acreage that was held by production. The gross proceeds from the sale of our net interest in these properties was $2,145,000 and we recognized a gain of $2,030,477. We continue to evaluate our portfolio for other properties to divest in order to regain compliance with our bank’s debt covenants and with the NYSE American (formerly NYSE MKT).

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three or six months ended June 30, 2017.

5.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at June 30, 2017 and 2016. The dilutive effect of the warrants for the three months ended June 30, 2017 and 2016, is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$1,747,186	$(587,433)	$1,338,135	$(1,447,960)

Weighted average common stock outstanding	10,669,229	8,890,101	10,643,571	8,890,046
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	10,669,229	8,890,101	10,643,571	8,890,046

Earnings (loss) per share:
Basic	$0.16	$(0.07)	$0.13	$(0.16)
Diluted	$0.16	$(0.07)	$0.13	$(0.16)

6.
Income Taxes

For the three and six months ended June 30, 2017 and 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2017, the Company recognized $3,846 in state income tax expense, which is less than 1% income tax rate. This rate differs from the statutory federal and state rate due to net operating losses from prior years. The Company had no income tax expense for the three or six months ended June 30, 2016.

7.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at June 30, 2017, and December 31, 2016. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at December 31, 2016. During the three months ended June 30, 2017, the company sold non-producing and non-economic assets in Lea County, New Mexico, and used $2,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $4,363,333 as of June 30, 2017. Although our borrowing base is $5,500,000, we cannot draw additional amounts on the line of credit while we remain in technical default on the loan. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

The sixth amendment to the original loan agreement requires quarterly interest-only payments until maturity on January 1, 2018. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% as of June 30, 2017, and December 31, 2016, respectively. The commitment fee is .50% of the unused borrowing base. Citibank is in a first lien position on all our properties and assets.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2017, and December 31, 2016, and is in technical default of the agreement.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $2,115,000 toward the principal balance in June 2017.

8.
Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at June 30, 2017. There have been no warrants issued or exercised during the three and six months ended June 30, 2017. The weighted average expected life of the warrants was less than one year at June 30, 2017.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, received a total of 50,000 shares of common stock that vested over a three year period beginning on July 1, 2014. On January 1, 2016, 10,000 shares were vested and issued. The final 10,000 shares vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $13,750 was recognized as non-cash stock compensation expense during the six months ended June 30, 2016. Mr. Roberson was awarded, as part of his annual compensation, on his third anniversary date 5,000 shares, and will receive on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. Mr. Roberson’s contract was extended by the Compensation Committee to July 1, 2018.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued restricted shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share. In 2016, the Buyer purchased for gross proceeds of $597,080 paid in consideration of 1,326,846 shares of unregistered common stock. The remaining shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $11,807 for the six months ended June 30, 2017.

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to August 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

9.
Subsequent Events

On July 20, 2017, the Company announced the sale of an additional 401 net acres of non-producing leasehold in Lea County, New Mexico, for $1,200,000. The Company used $1,000,000 of the proceeds to reduce our credit line with Citibank to $3,363,333 and the additional $200,000 was reserved for general corporate purposes.

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

The Company has temporarily suspended drilling and exploration activities due to low commodity prices and has no near-term plans at this time to continue development of the Taylor Serbin field. Furthermore, we plan to limit any remedial work that does not increase production and reduce general and administrative costs as much as possible until commodity pricing improves. As we are out of compliance with our revolving line of credit and our borrowing base has been decreased, we do not expect to reinstate our drilling programs until commodity prices and our cash flow improve.

Going concern

We had net income of $1,338,135 for the six months ended June 30, 2017, due to the sale of non-producing and non-economic assets in Lea County, New Mexico, but continue to have negative operating cash flow. We incurred a net loss of $1,447,960 for the six months ended June 30, 2016. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2016 and 2015, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. We filed a new shelf registration statement on Form S-3 which was declared effective by the SEC on August 15, 2016, which will permit the future sale of equity securities, including a limited at the market (ATM) capital raise. We are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to August 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remain the same. The Company will be subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

During the three months ended June 30, 2017, the company sold non-producing and non-economic assets in Lea County, New Mexico, and used $2,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $4,363,333 as of June 30, 2017. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

The Company’s plans to mitigate our current financial situation and more details about the SMPA are discussed in Note 2 – Liquidity and Going Concern in the financial statements for the quarter ended June 30, 2017.

Results of Operations

Comparison of three months ended June 30, 2017, to the three months ended June 30, 2016

	Quarter Ended June 30,
	2017	2016
Revenue:
Oil sales	$789,683	$700,516
Natural gas sales	91,292	50,519
Total oil and natural gas sales	$880,975	$751,035

Sales volumes:
Oil (Bbls)	15,776	17,740
Natural gas (Mcf)	31,925	24,214
Total (BOE)	21,096	21,776

Average sales prices:
Oil ($/Bbl)	$50.06	$39.49
Natural gas ($/Mcf)	2.86	2.09
Total ($/BOE)	$41.76	$34.49

Costs and expenses ($/BOE)
Production expense (lifting costs)	$28.24	$31.28
Depletion and depreciation	10.12	14.13
Accretion of discount on asset retirement obligations	1.23	1.24
General and administrative	13.27	13.29
Total	$52.86	$59.94

Oil and natural gas sales revenues increased 17% or $129,940 to $880,975 for the three months ended June 30, 2017, from the comparable 2016 period. Average oil sales prices increased 27% to $50.06 for the three months ended June 30, 2017, compared to $39.49 for the period ended June 30, 2016. Average natural gas sales prices increased 37% to $2.86 for the three months ended June 30, 2017, compared to $2.09 for the period ended June 30, 2016. Decreased oil production accounted for a decrease in revenue of approximately $78,000. Increased natural gas production accounted for an increase in revenue of approximately $16,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $192,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 13% or $85,446 to $595,643 for the three months ended June 30, 2017, from the comparable 2016 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE decreased $3.04 to $28.24 for the 2017 period compared to $31.28 for the three months ended June 30, 2016, due mainly to decreased workover activity and general decreases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 31% or $94,246 to $213,554 for the three months ended June 30, 2017, versus $307,800 in the 2016 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended June 30, 2017.

General and administrative costs decreased 3% or $9,431 to $279,934 for the three months ended June 30, 2017, from the three months ended June 30, 2016. This was primarily attributable to a decrease in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other income, net for the quarter ended June 30, 2017, was $1,966,472, which included gain on sale of oil and natural gas properties of $2,030,477. Other expense, net for the quarter ended June 30, 2016, was $62,759. Interest expense was $64,277 and $63,542 for the three months ended June 30, 2017 and 2016, respectively.

Results of Operations

Comparison of six months ended June 30, 2017, to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	2016
Revenue:
Oil sales	$1,510,356	$1,217,717
Natural gas sales	185,347	102,057
Total oil and natural gas sales	$1,695,703	$1,319,774

Sales volumes:
Oil (Bbls)	30,714	34,942
Natural gas (Mcf)	61,925	54,071
Total (BOE)	41,035	43,954

Average sales prices:
Oil ($/Bbl)	$49.18	$34.85
Natural gas ($/Mcf)	2.99	1.89
Total ($/BOE)	$41.32	$30.03

Costs and expenses ($/BOE)
Production expense (lifting costs)	$31.86	$30.52
Depletion and depreciation	9.02	14.28
Accretion of discount on asset retirement obligations	1.27	1.23
General and administrative	13.74	15.12
Total	$55.89	$61.15

Oil and natural gas sales revenues increased 28% or $375,929 to $1,695,703 for the six months ended June 30, 2017, from the comparable 2016 period. Average oil sales prices increased 41% to $49.18 for the six months ended June 30, 2017, compared to $34.85 for the six months ended June 30, 2016. Average natural gas sales prices increased 58% to $2.99 for the six months ended June 30, 2017, compared to $1.89 for the six months ended June 30, 2016. Decreased oil production accounted for a decrease in revenue of approximately $147,000, offset by higher natural gas production of approximately $15,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $508,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 3% or $33,846 to $1,307,518 for the six months ended June 30, 2017, from the comparable 2016 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE increased $1.34 to $31.86 for the 2017 period compared to $30.52 for the six months ended June 30, 2016, due mainly to increased workover activity and general increases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 41% or $257,492 to $370,108 for the six months ended June 30, 2017, versus $627,600 in the 2016 comparable period. This was primarily due to a lower depletable base and lower production volumes during the six months ended June 30, 2017.

General and administrative costs decreased 15% or $100,860 to $563,942 for the six months ended June 30, 2017, from the six months ended June 30, 2016. This was primarily attributable to a decrease in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other income, net for the six months ended June 30, 2017, was $1,897,432, which included gain on sale of oil and natural gas properties of $2,030,477. Other expense, net for the six months ended June 30, 2016, was $125,487. Interest expense was $133,331 and $126,832 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash flow used in operating activities was $402,843 for the six months ended June 30, 2017, as compared to $552,146 of cash flow used in operating activities in the comparable 2016 period. The decrease in cash flows used in operating activities was primarily due to the increase in oil and natural gas revenue during the six months ended 2017.

Cash flow provided by investing activities was $1,818,480 for the six months ended June 30, 2017, which included proceeds of $2,145,000 from the sale of oil and natural gas properties, offset by $326,520 in additions to oil and natural gas properties and equipment. Cash flow used in investing activities was $79,469 for the six months ended June 30, 2016, due to additions to oil and natural gas properties and equipment.

Cash flow used in financing activities was $1,927,780 primarily due to payment of $2,115,000 principal on the long term debt that was partially offset by proceeds of $187,220 from the sale of common stock during the six months ended June 30, 2017. No cash flow was provided by or used in financing activities for the six months ended June 30, 2016.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of June 30, 2017, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $2,115,000 toward the principal balance in June 2017.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remain the same. The Company will be subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

Subsequent Events

On July 20, 2017, the Company announced the sale of an additional 401 net acres of non-producing leasehold mineral interest in Lea County, New Mexico, for $1,200,000. The Company used $1,000,000 of the proceeds to reduce our credit line with Citibank to $3,363,333 and the additional $200,000 was reserved for general corporate purposes. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at June 30, 2017 or 2016.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Item 3. Default Upon Senior Securities

Our line of credit is a senior secured credit facility and provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2017, and is in technical default of the agreement. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of December 31, 2017, our loan balance was $6,478,333 and our borrowing base deficiency was $978,333. During the three months ended June 30, 2017, the Company sold non-producing and non-economic assets in Lea County, New Mexico, and used $2,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance was $4,363,333 as of June 30, 2017. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

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

Date: August 14, 2017	By:	/s/ Roger D. Bryant
Roger D. Bryant
Executive Officer

Date: August 14, 2017	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer