Form 10-Q
period 2017-09-30
FIELDPOINT PETROLEUM CORP
filed 2017-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017

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

As of November 10, 2017, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$486,114	$880,067
Accounts receivable:
Oil and natural gas sales	398,512	321,500
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	248,652	243,106
Prepaid income taxes	22,601	8,776
Prepaid expenses and other current assets	58,967	37,837
Total current assets	1,214,846	1,491,286

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	39,926,783	41,288,964
Other equipment	117,561	111,750
Less accumulated depletion, depreciation and impairment	(33,313,037)	(34,147,053)
Net property and equipment	6,731,307	7,253,661

OTHER ASSETS	25,000	25,000

Total assets	$7,971,153	$8,769,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$3,363,333	$6,478,333
Accounts payable and accrued expenses	994,977	1,139,596
Oil and gas revenues payable	441,458	461,227
Asset retirement obligation - current	80,821	41,438
Total current liabilities	4,880,589	8,120,594

ASSET RETIREMENT OBLIGATION	1,715,220	1,700,469
Total liabilities	6,595,809	9,821,063

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 11,153,947 shares issued, respectively, and 10,669,229 and 10,226,947 outstanding, respectively	115,962	111,539
Additional paid-in capital	13,715,668	13,532,871
Accumulated deficit	(10,489,394)	(12,728,634)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	1,375,344	(1,051,116)
Total liabilities and stockholders’ equity	$7,971,153	$8,769,947

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE:
Oil and natural gas sales	$682,703	$635,489	$2,378,406	$1,955,263
Well operational and pumping fees	1,263	1,262	3,786	3,786
Disposal fees	17,175	24,881	57,066	67,876
Total revenue	701,141	661,632	2,439,258	2,026,925

COSTS AND EXPENSES:
Production expense	453,605	608,252	1,761,123	1,949,616
Depletion and depreciation	168,465	267,800	538,573	895,400
Accretion of discount on asset retirement obligations	26,000	28,000	78,000	82,000
General and administrative	283,968	323,223	847,910	988,025
Total costs and expenses	932,038	1,227,275	3,225,606	3,915,041

OPERATING LOSS	(230,897)	(565,643)	(786,348)	(1,888,116)

OTHER INCOME (EXPENSE):
Interest income	15	16	44	787
Interest expense	(40,621)	(64,819)	(173,952)	(191,201)
Gain on sale of oil and natural gas property	1,173,193	-	3,203,670	-
Miscellaneous	237	147	494	271
Total other income (expense)	1,132,824	(64,656)	3,030,256	(190,143)

INCOME (LOSS) BEFORE INCOME TAXES	901,927	(630,299)	2,243,908	(2,078,259)

INCOME TAX EXPENSE – CURRENT	(822)	-	(4,668)	-
TOTAL INCOME TAX PROVISION	(822)	-	(4,668)	-

NET INCOME (LOSS)	$901,105	$(630,299)	$2,239,240	$(2,078,259)

EARNINGS (LOSS) PER SHARE:
BASIC	$0.08	$(0.07)	$0.21	$(0.23)
DILUTED	$0.08	$(0.07)	$0.21	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	8,899,992	10,652,218	8,893,386
DILUTED	10,669,229	8,899,992	10,652,218	8,893,386

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,239,240	$(2,078,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion and depreciation	538,573	895,400
Accretion of discount on asset retirement obligations	78,000	82,000
Stock compensation expense	-	13,750
Gain on sale of oil and natural gas property	(3,203,670)	-
Changes in current assets and liabilities:
Accounts receivable	(82,558)	184,838
Prepaid income taxes	(13,825)	5,240
Prepaid expenses and other current assets	(21,130)	5,618
Accounts payable and accrued expenses	23,035	31,554
Oil and gas revenues payable	(19,769)	(2,483)
Net cash used in operating activities	(462,104)	(862,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(349,069)	(96,618)
Proceeds from sale of oil and natural gas property	3,345,000	-
Net cash provided by (used in) investing activities	2,995,931	(96,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(3,115,000)	-
Net proceeds from issuance of common stock	187,220	-
Net cash used in financing activities	(2,927,780)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(393,953)	(958,960)

CASH AND CASH EQUIVALENTS, beginning of the period	880,067	1,467,279

CASH AND CASH EQUIVALENTS, end of the period	$486,114	$508,319

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$200,758	$191,806
Cash paid during the period for income taxes	$13,100	$2,174
Change in accrued capital expenditures	$69,591	$54,932

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

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. Continued low oil and natural gas prices during 2016 and 2017 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of September 30, 2017, and December 31, 2016, the Company has a working capital deficit of approximately $3,666,000 and $6,629,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of September 30, 2017, and we do not expect to regain compliance in 2017.  A Forbearance Agreement was executed in October 2016 as discussed below.

Citibank is in a first lien position on all our properties. We are current on all interest payments but Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015. During the nine months ended September 30, 2017, the Company sold non-producing and non-economic assets in New Mexico, and used $3,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $3,363,333 as of September 30, 2017.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $3,115,000 toward the principal balance during the nine months ended September 30, 2017.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to December 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff has been reviewing the Company periodically for compliance with the initiatives outlined in the plan.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remained the same. The Company has been subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

As of the date of this Report, the November 13, 2017, deadline to regain compliance has passed without the Company achieving the needed increase in equity to be eligible for continued listing on the NYSE American. The Company continues to explore possible transactions that would infuse sufficient equity to achieve continued listing eligibility; however, the Company expects the NYSE American to begin the delisting process given the passing of the deadline. There can be no assurance that the Company can consummate a transaction to increase equity in time to avoid delisting.

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

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. Oil and Natural Gas Properties

No wells were drilled or completed during the three or nine months ended June 30, 2017 or 2016.

In the three months ended September 30, 2017, the Company sold 401 net acres of non-producing leasehold in Lea County, New Mexico. The gross proceeds from the sale of our net interest in these properties was $1,200,000. In the nine months ended September 30, 2017, the Company sold its net interest in the Hermes, Cronos and Mercury wells. These wells were not economic to our interests. We also sold our net interest in the unproved Bilbrey acreage that was held by production. The gross proceeds from the sale of our net interest in these properties was $2,145,000. For the nine months ended September 30, 2017, we recognized total gains of approximately $3,204,000. We continue to evaluate our portfolio for other properties to divest in order to regain compliance with our bank’s debt covenants and with the NYSE American (formerly NYSE MKT).

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three or nine months ended September 30, 2017.

5.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at September 30, 2017 and 2016. The dilutive effect of the warrants for the three months ended September 30, 2017 and 2016, is presented below.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$901,105	$(630,299)	$2,239,240	$(2,078,259)

Weighted average common stock outstanding	10,669,229	8,899,992	10,652,218	8,893,386
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	10,669,229	8,899,992	10,652,218	8,893,386

Earnings (loss) per share:
Basic	$0.08	$(0.07)	$0.21	$(0.23)
Diluted	$0.08	$(0.07)	$0.21	$(0.23)

6.
Income Taxes

For the three and nine months ended September 30, 2017 and 2016, the Company’s deferred tax assets were reduced in full by a valuation allowance due to our determination that it is more likely than not that some or all of the deferred tax assets will not be realized in the future. As a result, the Company has not recognized an income tax benefit associated with its net loss for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the Company recognized $822 and $4,606, respectively, in state income tax expense, which is less than 1% income tax rate. This rate differs from the statutory federal and state rate due to net operating losses from prior years. The Company had no income tax expense for the three or nine months ended September 30, 2016.

7.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $5,500,000 at September 30, 2017, and December 31, 2016. The amount outstanding under this line of credit was $6,478,333 which is $978,333 over the borrowing base at December 31, 2016. During the nine months ended September 30, 2017, the company sold three of its undeveloped, non-producing and non-economic assets in New Mexico, and used $3,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $3,363,333 as of September 30, 2017. Although our borrowing base is $5,500,000, we cannot draw additional amounts on the line of credit while we remain in technical default on the loan. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

The sixth amendment to the original loan agreement requires quarterly interest-only payments until maturity on January 1, 2018. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 4% as of September 30, 2017, and December 31, 2016, respectively. The commitment fee is .50% of the unused borrowing base. Citibank is in a first lien position on all our properties and assets.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2017, and December 31, 2016, and is in technical default of the agreement.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $3,115,000 toward the principal balance in the nine months ended September 30, 2017.

8.
Stockholders’ Equity

There were 7,177,010 warrants with an exercise price of $4.00 outstanding at September 30, 2017. There have been no warrants issued or exercised during the three and nine months ended September 30, 2017. The weighted average expected life of the warrants was less than one year at September 30, 2017.

As a signing bonus to his “at will” employment agreement, Phillip Roberson, as President and CFO, received a total of 50,000 shares of common stock that vested over a three year period beginning on July 1, 2014. On January 1, 2016, 10,000 shares were vested and issued. The final 10,000 shares vested at the last six-month anniversary date on July 1, 2016. The fair value of this stock grant was $275,000 on July 1, 2014, of which $13,750 was recognized as non-cash stock compensation expense during the nine months ended September 30, 2016. Mr. Roberson was awarded, as part of his annual compensation, on his third anniversary date 5,000 shares, and will receive on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. However, Mr. Roberson declined the 5,000 shares that would have been awarded on this third anniversary date on July 1, 2017. Mr. Roberson’s contract was extended by the Compensation Committee to July 1, 2018.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued restricted shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share. In 2016, the Buyer purchased for gross proceeds of $597,080 paid in consideration of 1,326,846 shares of unregistered common stock. The remaining shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $11,807 for the nine months ended September 30, 2017.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to December 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

9.
Subsequent Events

On October 2, 2017, the Company sold its 25.23% working interest in a waterflood project consisting of 23 producing and 9 injection wells in the Apache field in Caddo County, Oklahoma for $900,000. The Company anticipates it will recognize a gain on the sale of approximately $642,000. The Company used $600,000 of the proceeds to reduce our credit line with Citibank to $2,763,333.

On November 1, 2017, the Company sold its working interest in the Rush Springs Field in Oklahoma for $13,000. The Company will pay a placement fee of 10%.

As of the date of this Report, the November 13, 2017, deadline to regain compliance with the NYSE American continued listing requirements has passed without the Company achieving the needed increase in equity to be eligible for continued listing on the NYSE American. The Company continues to explore possible transactions that would infuse sufficient equity to achieve continued listing eligibility; however, the Company expects the NYSE American to begin the delisting process given the passing of the deadline. There can be no assurance that the Company can consummate a transaction to increase equity in time to avoid delisting.

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

Going concern

We had net income of $901,105 and $2,239,240 for the three and nine months ended September 30, 2017, due to the sale of non-producing and non-economic assets in New Mexico, but continue to have negative operating cash flow. We incurred a net loss of $630,299 and $2,078,259 for the nine months ended September 30, 2016. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2016 and 2015, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. We filed a new shelf registration statement on Form S-3 which was declared effective by the SEC on August 15, 2016, which will permit the future sale of equity securities, including a limited at the market (ATM) capital raise. We are investigating other sources of capital. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

The SMPA also granted to the Buyer, a related party after the purchase of the stock discussed above, the right to purchase an undivided 100% working interest on or before December 31, 2016, in the Company’s Elkhorn and JC Kinney leases in the Big Muddy Oil Field in Converse County, Wyoming for a purchase price of $430,000. The SMPA was amended on January 9, 2017, to add the right to the Buyer to purchase an undivided 100% of working interest in the mineral lease covering the Quinoco Sulimar Field in Chaves County, New Mexico, in lieu of the Wyoming property, for a purchase price to be determined. Additionally, it extended the purchase date of either property to on or before April 1, 2017. The Board of Directors voted March 24, 2017, to extend the agreement for the Quinoco Sulimar Field only to June 30, 2017. The agreement has been verbally extended to December 31, 2017. As a condition of the purchase, all proceeds from the sale of the working interest must be used to pay down the Company’s indebtedness owed to Citibank. Other conditions include the requirement that Citibank will have agreed to extend the maturity date on the Company’s current indebtedness owed until December 31, 2017, which was accomplished in the Forbearance Agreement discussed above. Also, the Buyer has been granted the right to nominate one member of the Board of Directors.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff has been reviewing the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remain the same. The Company has been subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

As of the date of this Report, the November 13, 2017, deadline to regain compliance has passed without the Company achieving the needed increase in equity to be eligible for continued listing on the NYSE American. The Company continues to explore possible transactions that would infuse sufficient equity to achieve continued listing eligibility; however, the Company expects the NYSE American to begin the delisting process given the passing of the deadline. There can be no assurance that the Company can consummate a transaction to increase equity in time to avoid delisting.

During the nine months ended September 30, 2017, the company sold non-producing and non-economic assets in New Mexico, and used $3,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance is $3,363,333 as of September 30, 2017. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

The Company’s plans to mitigate our current financial situation and more details about the SMPA are discussed in Note 2 – Liquidity and Going Concern in the financial statements for the quarter ended September 30, 2017.

Results of Operations

Comparison of three months ended September 30, 2017, to the three months ended September 30, 2016

	Quarter Ended September 30,
	2017	2016
Revenue:
Oil sales	$632,970	$564,496
Natural gas sales	49,733	70,993
Total oil and natural gas sales	$682,703	$635,489

Sales volumes:
Oil (Bbls)	14,233	15,288
Natural gas (Mcf)	17,807	30,562
Total (BOE)	17,201	20,382

Average sales prices:
Oil ($/Bbl)	$44.47	$36.92
Natural gas ($/Mcf)	2.79	2.32
Total ($/BOE)	$39.69	$31.18

Costs and expenses ($/BOE)
Production expense (lifting costs)	$26.37	$29.84
Depletion and depreciation	9.80	13.14
Accretion of discount on asset retirement obligations	1.51	1.37
General and administrative	16.51	15.86
Total	$54.19	$60.21

Oil and natural gas sales revenues increased 7% or $47,214 to $682,703 for the three months ended September 30, 2017, from the comparable 2016 period. Average oil sales prices increased 20% to $44.47 for the three months ended September 30, 2017, compared to $36.92 for the period ended September 30, 2016. Average natural gas sales prices increased 20% to $2.79 for the three months ended September 30, 2017, compared to $2.32 for the period ended September 30, 2016. Decreased oil production accounted for a decrease in revenue of approximately $39,000. Decreased natural gas production accounted for a decrease in revenue of approximately $30,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $116,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 25% or $154,647 to $453,605 for the three months ended September 30, 2017, from the comparable 2016 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE decreased $3.47 to $26.37 for the 2017 period compared to $29.84 for the three months ended September 30, 2016, due mainly to decreased workover activity and general decreases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 37% or $99,335 to $168,465 for the three months ended September 30, 2017, versus $267,800 in the 2016 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended September 30, 2017.

General and administrative costs decreased 12% or $39,255 to $283,968 for the three months ended September 30, 2017, from the three months ended September 30, 2016. This was primarily attributable to a decrease in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other income, net for the quarter ended September 30, 2017, was $1,132,824, which included gain on sale of oil and natural gas properties of $1,173,193. Other expense, net for the quarter ended September 30, 2016, was $64,656. Interest expense was $40,621 and $64,819 for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations

Comparison of nine months ended September 30, 2017, to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016
Revenue:
Oil sales	$2,143,326	$1,782,213
Natural gas sales	235,080	173,050
Total oil and natural gas sales	$2,378,406	$1,955,263

Sales volumes:
Oil (Bbls)	44,947	50,230
Natural gas (Mcf)	79,732	84,633
Total (BOE)	58,235	64,336

Average sales prices:
Oil ($/Bbl)	$47.69	$35.48
Natural gas ($/Mcf)	2.95	2.04
Total ($/BOE)	$40.84	$30.39

Costs and expenses ($/BOE)
Production expense (lifting costs)	$30.24	$30.30
Depletion and depreciation	9.25	13.92
Accretion of discount on asset retirement obligations	1.34	1.27
General and administrative	14.56	15.36
Total	$55.39	$60.85

Oil and natural gas sales revenues increased 22% or $423,143 to $2,378,406 for the nine months ended September 30, 2017, from the comparable 2016 period. Average oil sales prices increased 34% to $47.69 for the nine months ended September 30, 2017, compared to $35.48 for the nine months ended September 30, 2016. Average natural gas sales prices increased 45% to $2.95 for the nine months ended September 30, 2017, compared to $2.04 for the nine months ended September 30, 2016. Decreased oil and natural gas production accounted for a decrease in revenue of approximately $198,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $621,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 10% or $188,493 to $1,761,123 for the nine months ended September 30, 2017, from the comparable 2016 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE decreased $0.06 to $30.24 for the 2017 period compared to $30.30 for the nine months ended September 30, 2016, due mainly to decreased workover activity and general increases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to a cessation of new well activity as a result of low commodity pricing.

Depletion and depreciation decreased 40% or $356,827 to $538,573 for the nine months ended September 30, 2017, versus $895,400 in the 2016 comparable period. This was primarily due to a lower depletable base and lower production volumes during the nine months ended September 30, 2017.

General and administrative costs decreased 14% or $140,115 to $847,910 for the nine months ended September 30, 2017, from the nine months ended September 30, 2016. This was primarily attributable to a decrease in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or decrease slightly in the coming quarters.

Other income, net for the nine months ended September 30, 2017, was $3,030,256 which included gain on sale of oil and natural gas properties of $3,203,670. Other expense, net for the nine months ended September 30, 2016, was $190,143. Interest expense was $173,952 and $191,201 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash flow used in operating activities was $462,104 for the nine months ended September 30, 2017, as compared to $862,342 of cash flow used in operating activities in the comparable 2016 period. The decrease in cash flows used in operating activities was primarily due to the increase in oil and natural gas revenue during the nine months ended 2017.

Cash flow provided by investing activities was $2,995,931 for the nine months ended September 30, 2017, which included proceeds of $3,345,000 from the sale of oil and natural gas properties, offset by $349,069 in additions to oil and natural gas properties and equipment. Cash flow used in investing activities was $96,618 for the nine months ended September 30, 2016, due to additions to oil and natural gas properties and equipment.

Cash flow used in financing activities was $2,927,780 primarily due to payments of $3,115,000 principal on the long term debt that was partially offset by proceeds of $187,220 from the sale of common stock during the nine months ended September 30, 2017. No cash flow was provided by or used in financing activities for the nine months ended September 30, 2016.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of September 30, 2017, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement runs through January 1, 2018, and requires that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Company paid $3,115,000 toward the principal balance during the nine months ended September 2017.

On May 11, 2016, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(i) of the Company Guide related to financial impairment. The Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The Company submitted a plan to regain compliance; whereupon NYSE Regulation reviewed the plan and determined to accept it, as supplemented, and granted a plan period through November 13, 2017, to regain compliance, the targeted completion date. NYSE Regulation staff has been reviewing the Company periodically for compliance with the initiatives outlined in the plan.

Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, remain the same. The Company has been subject to periodic reviews by the Exchange. If the Company is not in compliance with the continued listing standards by November 13, 2017, or if the Company does not make progress consistent with the Plan, the Exchange will initiate delisting procedures as appropriate. If our initiatives to regain compliance are not successful and the Company is delisted from the NYSE American (formerly NYSE MKT), it could have a significant adverse impact on our ability to raise additional capital.

As of the date of this Report, the November 13, 2017, deadline to regain compliance has passed without the Company achieving the needed increase in equity to be eligible for continued listing on the NYSE American. The Company continues to explore possible transactions that would infuse sufficient equity to achieve continued listing eligibility; however, the Company expects the NYSE American to begin the delisting process given the passing of the deadline. There can be no assurance that the Company can consummate a transaction to increase equity in time to avoid delisting.

Subsequent Events

On October 2, 2017, the Company sold its 25.23% working interest in a waterflood project consisting of 23 producing and 9 injection wells in the Apache field in Caddo County, Oklahoma for $900,000. The Company anticipates it will recognize a gain on the sale of approximately $642,000. The Company used $600,000 of the proceeds to reduce our credit line with Citibank to $2,763,333.

On November 1, 2017, the Company sold its working interest in the Rush Springs Field in Oklahoma for $13,000. The Company will pay a placement fee of 10%.

We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

As of the date of this Report, the November 13, 2017, deadline to regain compliance with the NYSE American continued listing requirements has passed without the Company achieving the needed increase in equity to be eligible for continued listing on the NYSE American. The Company continues to explore possible transactions that would infuse sufficient equity to achieve continued listing eligibility; however, the Company expects the NYSE American to begin the delisting process given the passing of the deadline. There can be no assurance that the Company can consummate a transaction to increase equity in time to avoid delisting.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at September 30, 2017 or 2016.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Item 3. Default Upon Senior Securities

Our line of credit is a senior secured credit facility and provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2017, and is in technical default of the agreement. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016 and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015. However, we did not make the required deficiency payments in January or February 2016. As of December 31, 2016, our loan balance was $6,478,333 and our borrowing base deficiency was $978,333. During the nine months ended September 30, 2017, the Company sold several non-producing and non-economic assets in New Mexico, and used $3,115,000 of the proceeds to pay toward the principal balance of our line of credit to cure our borrowing base deficiency. Our loan balance was $3,363,333 as of September 30, 2017. We plan to continue evaluating our portfolio for non-producing assets which can be liquidated to reduce debt further.

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

Date: November 14, 2017	By:	/s/ Roger D. Bryant
Roger D. Bryant
Principal Executive Officer

Date: November 14, 2017	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer