Form 10-K
period 2017-12-31
FIELDPOINT PETROLEUM CORP
filed 2018-04-02
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $.01 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[___] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [____]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]
Emerging Growth Company [X]

Indicate by check mark whether the registrant is an emerging growth company as deﬁned in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company                                                                                                [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $1,851,226.

The number of shares outstanding of the registrant’s common stock as of March 30, 2018, is 10,669,229.

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

See Part IV, Item 15.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K constitute “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that FieldPoint Petroleum Corp. and its subsidiaries (collectively, the "Company", “we”, “us”, “our” or “ours”) expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and natural gas reserves, future drilling and operations, future production of oil and natural gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and natural gas prices, the Company’s drilling and acquisition results, the Company’s ability to replace reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy and other factors referenced in this Form 10-K.

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

Operations

As of December 31, 2017, the Company had varying ownership interest in 390 gross wells (96.21 net) located in five states. The Company operates 15 of the 390 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2017. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2018. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 28, 2018, the Company had 3 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A – RISK FACTORS.

Going concern

We have net income of $2,666,253 for the year ended December 31, 2017 but had an operating loss of $1,112,597. We had a net loss of $2,473,147 for the year ended December 31, 2016. We expect that the Company will continue to experience operating losses and may have negative cash flow for so long as commodity prices remain depressed. The notes to our financial statements for the fiscal years ended December 31, 2017 and 2016, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate sufficient positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil to fall and become more volatile over the last several years. However, prices have begun to increase during the 52 week period ending December 31, 2017. Over the six months ending December 31, 2017, prices have increased, the WTI Spot prices for oil per barrel (“Bbl”) have increased by approximately 24%. During the 52 week period ended December 31, 2017, the prices for oil per barrel ranged from a high of $57 and a low of $45 per Bbl, with the closing price at December 31, 2017, of approximately $57. Prices may continue to be volatile and possibly decrease back to levels experienced during the last few years.

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

Lower oil and gas prices would not only cause our revenues and cash flows to decrease but also would reduce the amount of oil and gas that we can produce economically. Substantial decreases in oil and gas prices will render uneconomic some or all of our drilling locations. This has and may continue to result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. As we experienced with the recent downward adjustment of our borrowing base under our credit facility with Citibank, a decline in oil, NGL or gas prices for an extended period of time can result in our being unable to maintain or increase our borrowing capacity, repay current or future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. As we saw in December 2015, with the lowering of our borrowing base, the recent decline in oil and gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments. In December 2016, our borrowing base with our senior lender was $5.5 million, at which time our outstanding drawn balance was approximately $6.5 million. In 2017 our senior lender decreased our borrowing base to approximately $2.7 which is equivalent to our outstanding drawn balance, and the revolving credit facility matured in October 2016. We entered into a Forbearance Agreement in October 2016, which ran through January 1, 2018, and was amended December 29, 2017, and extended to March 31, 2018. Although the Forbearance Agreement was again amended March 30, 2018, and was extended to June 30, 2018, we are currently in default under the line of credit, and as senior secured lender, Citibank could foreclose on our assets. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

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

At December 31, 2017, we had approximately $2.7 million in borrowings outstanding under our revolving credit facility. Our borrowing base was reduced by our senior lender to approximately $2.7 million due to impairments in 2015 and sale of properties in 2017. The outstanding balance under our revolving credit facility is equal to the new borrowing base of $2.7 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon a further redeterminationin 2018, our borrowing base could be reduced again, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If the significant reduction in commodity prices continues or accelerates, it is likely that our borrowing base will be reduced further in the next semi-annual borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

●
engage in transactions with affiliates;

●
create unrestricted subsidiaries;

●
enter into financing transactions; and

●
engage in certain business activities.

Our revolving credit facility provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2017, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 29, 2017, based on the value of proved reserves, and was reduced from $5.5 million to $2.7 million. As a result of the redetermination of the credit base, the Company does not have any capacity in its borrowing base as of December 31, 2017.

In October 2016, we executed a sixth amendment to the original loan agreement, which provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of approximately $2.7 million and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

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

We failed to regain compliance with NYSE MKT listing standards in November 2017 and our shares were delisted.

On May 11, 2016, the Company received notification from the NYSE MKT that it was noncompliant with the NYSE MKT continued listing standards; specifically, Section 1003(a)(i) of the NYSE MKT Company Guide in that the Company’s stockholders’ equity is below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years. The notice also provided a warning on possible noncompliance with the continued listing standard set forth in Section 1003(a)(iv) related to financial impairment based upon the Company’s accumulated deficits.  In order to maintain its listing, the Company submitted a plan of compliance addressing how it intended to regain compliance with Section 1003(a)(i) of the Company Guide by November 13, 2017.

On July 22, 2016, the Company received notification from NYSE Regulation that its plan of compliance submitted to NYSE Regulation on June 10, 2016, as supplemented, setting forth the Company’s plan to regain compliance with Section 1003(a)(i) of the NYSE MKT Company Guide was accepted and that our listing is being continued pursuant to an extension to November 13, 2017. Additionally, on April 28, 2017, the Company received notification from the NYSE American (formerly NYSE MKT) that it was noncompliant with the NYSE American (formerly NYSE MKT) continued listing standards; specifically, Section 1003(a)(ii) of the Company Guide.  The Company’s stockholders’ equity has been below the $2.0 million threshold required for listed companies that have reported losses from continuing operations in two of its three most recently completed fiscal years (Section 1003(a)(i)) and is now below the $4.0 million threshold required for listed companies that have reported losses from continuing operations in three of its four most recent fiscal years (Section 1003(a)(ii)). The Company was given the opportunity to and submitted a supplement to the Plan to address how it intends to regain compliance with Section 1003(a)(ii).  The Plan period to regain compliance with all of the continued listing standards by November 13, 2017, was the same. The Company was subject to periodic reviews by the Exchange.

The Company was not in compliance with the continued listing standards by November 13, 2017, and received an official delisting notice on November 16, 2017, and it could have a significant adverse impact on our ability to raise additional capital.

Our warrants were also delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired March 23, 2018.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange, and may result in a continued diminution in value of our shares. Our delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 – PROPERTIES

Principal Oil and Natural Gas Interests

Block A-49, Andrews County, Texas is a producing oil field located in Andrews, Texas. The Company owns a 74%-100% working interest in three producing oil wells and three injection wells producing out of the Devonian and Ellenburger formations at an approximate depth of 7,000 to 9,000 feet.

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

Apache Field, Caddo County, Oklahoma is a waterflood project producing from the Viola/Bromide formation. The Apache Bromide Unit is located approximately 5 miles west of the town of Apache and 25 miles north of Lawton, Oklahoma. The Company had a 25.23% working interest in the unit which consisted of 23 producing oil wells and 9 water injection wells. We sold all of our working interest in this project on October 10, 2017.

North Bilbrey Field, Lea County, New Mexico is a producing natural gas field located outside of Hobbs, New Mexico. The Company owns a 50% working interest in the North Bilbrey #7 federal well producing out of the Atoka formation at approximately 13,000 feet. We sold our interest in the associated acreage but maintained our interest in the working interest and production.

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

Loving North Morrow Field, Eddy County, New Mexico is a producing natural gas field located 2 miles west of Loving, New Mexico and 12 miles south east of Carlsbad, New Mexico. The Company owned a 4.3% - 12% working interest in three natural gas wells producing out of the Morrow formation from a depth of approximately 12,300 feet to 12,450 feet. The Company sold its interest in this field on June 5, 2017.

Chickasha Field, Grady County, Oklahoma is a waterflood project producing from the Medrano Sand. The Rush Springs Medrano Unit is located approximately 65 miles southwest of Oklahoma City, Oklahoma. The Company had a 20.64% working interest in the unit which consists of 22 producing oil and natural gas wells and 11 water injection wells. We sold all of our working interest in this project on November 1, 2017.

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

Serbin Field, Lee and Bastrop Counties Texas is an oil and natural gas field located approximately 50 miles east of Austin and 100 miles west of Houston. The Company has a 25% working interest in 143 producing oil and natural gas wells. Oil and natural gas are produced from the Taylor Sand at depths ranging from approximately 5,300 feet to approximately 5,600 feet; it is a 46-gravity oil sand including four horizontal wells.

Production

The table below sets forth oil and natural gas production from the Company's net interest in producing properties for each of its last two fiscal years.

	Oil (bbl)		Gas (mcf)
Production by State	2017	2016	2017	2016
Louisiana	-	19	5,534	5,672
New Mexico	20,532	24,650	80,424	78,185
Oklahoma	18,986	23,865	14,445	20,852
Texas	9,456	11,496	11,413	15,198
Wyoming	4,939	4,851	-	13
TOTAL	53,913	64,881	111,816	119,920

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2017, purchases by four customers, Cimarex Energy Co., Sunoco, Inc., First River Energy, LLC, and Riley Exploration Group, Inc., represented more than 10% of total Company revenues. During the year ended December 31, 2016, purchases by three customers, Cimarex Energy Co., Sunoco, Inc., and Riley Exploration Group, Inc., represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers. In addition, First River Energy, LLC (FEL) filed for protection under chapter 11 of the federal Bankruptcy code. We filed a proof of claim of approximately $27,000 for December 2017 crude oil production that FEL did not pay us for, although the crude oil was picked up by FEL. We believe that we will be reimbursed for these funds through the bankruptcy process and have accrued a receivable for this amount.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2017, of productive wells in the areas indicated.

	Productive Wells
	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	10	6.25	1.15
Oklahoma	186	42.11	37	4.59
Texas	143	35.32	7	4.10
Wyoming	4	3.45	-	-
Total	343	87.13	47	9.08

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

Drilling Activity

In December of 2017 the Company recompleted the Arrowhead #2 in Andrews County, Texas as an injection well. The well was perforated and completed in the Devonian and could possibly be completed as a producing Devonian well in the future depending on the availability of additional disposal capacity.

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2017 and 2016. See Note 12 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2016	405,773	787,942
Revisions of previous estimates	68,592	88,490
Extensions and discoveries	80,742	-
Production	(64,881)	(119,920)
Estimated quantity, December 31, 2016	490,226	756,512
Revisions of previous estimates	33,784	86,221
Extensions and discoveries	-	-
Sale of reserves	(42,085)	(19,657)
Production	(53,913)	(111,816)
Estimated quantity, December 31, 2017	428,012	711,260

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2017	428,012	-	428,012
December 31, 2016	490,226	-	490,226

Gas (Mcf)
December 31, 2017	711,260	-	711,260
December 31, 2016	756,512	-	756,512

Proved Undeveloped Reserves

As of December 31, 2017 or 2016, we had no BOE of proved undeveloped (“PUD”) reserves due to lower commodity prices rendering PUD reserves uneconomic.

The Company did not convert any PUD reserves to proved developed reserves during 2017 or 2016 and had no net investment required to convert PUD reserves to proved developed reserves during 2017 or 2016.

The Company has no estimated future development costs relating to the development of PUD reserves at December 31, 2017.

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

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2017 and 2016, have been estimated by Russell K. Hall & Associates, Inc. and Joe C. Neal and Associates, respectively. The independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Phillip Roberson, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company employee responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over sixteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson also reviews the preliminary reserve estimates and the financial inputs in the estimates. Mr. Roberson calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 12 to the Consolidated Financial Statements.

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

Oil and Gas Reserves Reported to Other Agencies:

We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2017, or subsequently thereafter.

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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2017. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	160	20	1,120	137
New Mexico	1,320	772	1,960	1,092
Oklahoma	3,580	215	-	-
Texas	6,788	1,934	1,243	484
Wyoming	320	260	1,136	622
Total	12,168	3,201	5,459	2,335

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

ITEM 3-LEGAL PROCEEDINGS

We were notified that the operator of our Ranger and Taylor Serbin fields, Riley Exploration Group, Inc., sold all of its working interest to Trivista Operating LLC, which is controlled by one of our major shareholders, Natale Rea (2013) Trust. Along with the working interest, Trivista also claims to have acquired an outstanding disputed invoice of approximately $84,000. We received a demand letter from Trivista’s counsel for this sum. We responded that the invoice was in dispute and we had previously sent a letter to the prior operator demanding an audit of their operations and billing but received no response. Trivista sent a second letter threatening litigation. Trivista claims to have taken over operations of this field in October of 2017 but has failed to provide revenue, expense and operating information since this date which is in direct violation of the joint operating agreements which govern these wells. Trivista filed suit for non-payment of outstanding disputed invoices of $107,000 plus attorney fees and court costs on February 26, 2018. We intend to defend ourselves against these claims and possibly seek legal remedies of our own.

On January 12, 2018, we were notified that one of our crude oil purchasers filed Chapter 11 bankruptcy and we would not be receiving payment for our December 2017 production in the amount of approximately $27,000. We have filed a proof of claim in this matter and currently believe it is collectible. However, there is no guarantee that we will recover all or any of the amounts owed.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 17, 2017, the Company’s common stock has been listed on the OTC.QB of the OTC Markets Group, Inc. under the symbol FPPP subsequent to our delisting by the NYSE American LLC, formerly the NYSE Amex. Prior to that and beginning in September 20, 2005, the Company's common stock has been traded and listed on the NYSE American, LLC, formerly the NYSE MKT, LLC, and formerly NYSE Amex and before that the NYSE Alternext and formerly the American Stock Exchange, under the symbol "FPP." Prior to September 20, 2005, the Company’s common stock was listed on the OTC Bulletin Board under the symbol FPPC. The following sets forth the high and low closing prices of our common stock on the NYSE American, LLC for the periods shown.

FISCAL 2016	CLOSING PRICE

	HIGH	LOW
First Quarter	0.72	0.31
Second Quarter	0.87	0.38
Third Quarter	0.91	0.55
Fourth Quarter	0.89	0.50

FISCAL 2017
	HIGH	LOW
First Quarter	0.78	0.40
Second Quarter	0.52	0.30
Third Quarter	0.41	0.29
Fourth Quarter	0.38	0.10

At March 28, 2018, the approximate number of shareholders of record was 153. The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2017	2016
Statements of Operations Data:

Total revenues	$3,036,132	$2,800,921
Operating expenses	4,148,729	5,015,984
Net income (loss)	2,666,253	(2,473,147)
Basic income (loss) per share	$0.25	$(0.27)
Shares used in computing basic earnings per share	10,656,506	9,040,085
Diluted income (loss) per share	$0.25	$(0.27)
Shares used in computing diluted earnings per share	10,656,506	9,040,885

	December 31,
Balance Sheet Data:	2017	2016
Working capital (deficit)	$(3,122,192)	$(6,629,308)
Total assets	7,713,435	8,769,947
Total liabilities	5,911,078	9,821,063
Stockholders' equity (deficit)	1,802,357	(1,051,116)

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

Overview

FieldPoint Petroleum Corporation derives its revenues from our operating activities including sales of oil and natural gas and operating oil and natural gas properties. Our capital for investment in producing oil and natural gas properties has been provided by cash flow from operating activities and from bank financing. We categorize our operating expenses into the categories of production expenses and other expenses.

In December 2017, the Company recompleted the Arrowhead #2 in Andrews County, Texas as an injection well. The well was perforated and completed in the Devonian and could possibly be completed as a producing Devonian well in the future depending on the availability of additional disposal capacity.

Going concern

We have net income of $2,666,253 for the year ended December 31, 2017 but had an operating loss of $1,112,597. We had a net loss of $2,473,147 for the year ended December 31, 2016. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodities prices remain depressed. Our financial statements for the fiscal years ended December 31, 2017 and 2016, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations.

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We are continuing our effort to identify and market all possible non-producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow. We are also investigating other possible sources to refinance our debt as we continue to pay down our outstanding senior debt balance with a minimal effect on cash flow and our assets by selling properties that are non-producing or low producing. Finally, we are continuing discussion with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

The Company was not in compliance with the NYSE MKT continued listing standards and received an official delisting notice on November 16, 2017, and it could have a significant adverse impact on our ability to raise additional capital.

Our warrants were also delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired March 23, 2018.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares and resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Results of Operations

	Years Ended December 31,
	2017	2016
Revenues:
Oil sales	$2,621,019	$2,429,293
Natural gas sales	321,641	267,564
Total	$2,942,660	$2,696,857

Sales volumes:
Oil (Bbls)	53,913	64,881
Natural gas (Mcf)	111,816	119,920
Total (BOE)	72,549	84,868

Average sales prices
Oil ($/Bbl)	$48.62	$37.44
Natural gas ($/Mcf)	2.88	2.23
Total ($/BOE)	$40.56	$31.78

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$25.42	$26.06
Production taxes	4.65	3.51
Depletion and depreciation	9.63	13.00
Impairment of oil and natural gas properties	-	0.63
Accretion of discount on asset retirement obligations	1.45	1.28
General and administrative	16.04	14.74
Total	$57.19	$59.22

Revenues
Oil and natural gas sales revenues increased by $245,803 or 9%, due to increased commodity prices of approximately $675,000 offset by $429,000 due to lower sales volumes. Oil sales increased by approximately $192,000 due to increased prices of approximately $603,000 and offset by $411,000 due to lower production. Oil sales volumes decreased by 17%, primarily due to natural declines in our Bone Spring and Ranger Horizontal Taylor Serbin wells which were drilled in late 2013 and 2014, as well as maintenance issues with our North Block 12 production and the sale of our Apache Bromide and Chickasaw Fields. Natural gas sales increased approximately $54,000 or 20%, due to increased commodity prices of approximately $72,000 but was offset $18,000 due to lower sales volumes in 2017. Oil and natural gas prices have been volatile during 2017 and 2016 and we expect this to continue. Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2018.

Lease Operating Expenses
Lease operating expenses decreased $367,047 or 17% primarily due to lower production during 2017. Costs decreased by $0.63 per barrel equivalent (BOE) or 2% in 2017 as compared to 2016. Decreased commodity prices accounted for approximately $46,000 decrease in costs and $321,000 due to lower sales volumes in 2017. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes increased $39,217 or 13%, primarily the result of higher pricing per barrel equivalent. Production taxes amounted to approximately 11% of oil and natural gas sales revenue during 2017 and 2016. We expect production taxes to range between 8% and 11% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense decreased by $405,003 or 37%. The decrease in depletion and depreciation was primarily due to lower production during 2017.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2016, we recorded impairment of $53,899 on two proved properties. The largest impairment was on the Flying M field in New Mexico of $50,664. During the year ended December 31, 2017, the fair value of our properties exceeded the carrying value so no impairment was recorded.

General and Administrative Expense
General and administrative expenses decreased $76,524 or 6% primarily due to decreases in compensation expense, professional services fees and legal fees. Significant components of general and administrative expenses include personnel-related costs and professional services fees.

Other Income (Expense)
Other income, net for the year ended December 31, 2017, was $3,627,829 compared to other expense, net of $258,084 for the comparable 2016 period. Gain on sale of oil and natural gas properties was $3,831,837 for the year ended December 31, 2017. Interest expense was $204,703 in 2017, which was a reduction of $54,453 from the prior year.

Liquidity and Capital Resources

Cash flow used in operating activities was approximately $737,000 and $964,000 for the years ended December 31, 2017 and 2016, respectively. The increase in cash flow from operating activities was primarily due to higher commodity prices and revenue.

In 2017, we used cash on hand to fund approximately $167,000 of development of oil and natural gas properties and purchase other equipment. We received proceeds of $3,961,607 from the sale of oil and natural gas properties in 2017. In 2016, we used cash on hand to fund approximately $165,000 of development of oil and natural gas properties. We sold used equipment for $11,037 in 2016.

Cash flow used in financing activities for the year ended December 31, 2017, included payments on long term debt of approximately $3,717,000. The Company received $187,220 for issuance of 442,282 shares of restricted shares of common stock. Cash flow provided by financing activities for the year ended December 31, 2016, included inflow of $531,143 net, received in consideration of 1,326,846 shares of unregistered common stock for a price of $0.45 per share, or $597,080, less expenses of $65,937.

Capital Requirements

As of December 31, 2017 and 2016, we had working capital deficits of approximately $3.1 and $6.6 million, respectively. Our line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2017, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 1, 2015, based on the value of proved reserves, and was reduced from $11 million to $5.5 million. As a result of the redetermination of the credit base, the Company had a borrowing base deficiency in the amount of $1,495,000 on December 1, 2015.  As an election under the Loan Agreement, the Company agreed to pay and cure the deficiency in three equal monthly installments of $498,333 each, due on December 31, 2015, January 31, 2016, and February 29, 2016. We made our first required deficiency payment in the amount of $516,667 on December 29, 2015, reducing our loan balance to $6,478,333 and our borrowing base deficiency to $978,333 as of December 31, 2015. However, we did not make the required deficiency payments in January or February 2016.

In October 2016, we executed a sixth amendment to the original loan agreement, which provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance. The Agreement was extended by a closing letter agreement to allow the Company time to pay the associated legal costs and solidify the Deposit/Withdraw at Custodian Agreements (“DEWAC”) as provided for in the Forbearance Agreement. We were in compliance with the agreement as of December 31, 2017.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

We cannot predict how oil and natural gas prices will fluctuate during 2018 and what effect they will ultimately have on our operations. The timing of most capital expenditures is relatively discretionary. Therefore, we can plan expenditures to coincide with available funds in order to minimize business risks.

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

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

Cash Contractual Obligations	2018	2019	Thereafter	Total
	(in thousands)
Credit facility (secured)	$2,761	$-	$-	$2,761
Interest on credit facility	-	-	-	-
Office lease	26	-	-	26
Total	$2,787	$-	$-	$2,787

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

Because of the precipitous drop in energy prices starting the last quarter of 2014 and the continuing volitivity since then, we use a 5 year NYMEX strip price rather than the average pricing that is normally used in our estimate of expected future cash flows. This resulted in impairment expense of $53,899 of oil and natural gas properties in 2016. The Company had no impairment for the year ended December 31, 2017.

Subsequent Events

On January 12, 2018 one of our purchasers, First River Energy, LLC (“FEL’) declared bankruptcy and we filed a proof of claim of approximately $27,000 for December 2017 crude oil production that FEL did not pay us for, although the crude oil was picked up by FEL. We believe that we will be reimbursed for these funds through the bankruptcy process and have accrued a receivable for this amount.

On February 26, 2018 the Company was served with a summons and civil complaint by Trivista Operating, LLC for the non-payment of approximately $107,000 in outstanding Joint Interest Billings plus attorney fees and court costs. The Company has hired its own counsel and has answered this suit and intends to vigorously defend. The amounts under this claim are represented in our currently accrued lease operating expenses and accounts payable.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2017 and 2016, there were no open commodity positions.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
FieldPoint Petroleum Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FieldPoint Petroleum Corporation and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Dallas, Texas
April 2, 2018
We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FieldPoint Petroleum Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of FieldPoint Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FieldPoint Petroleum Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Dallas, Texas
March 31, 2017

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$408,656	$880,067
Accounts receivable:
Oil and natural gas sales	366,939	321,500
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	260,816	243,106
Income taxes receivable	25,057	8,776
Prepaid expenses and other current assets	48,998	37,837
Total current assets	1,110,466	1,491,286

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,753,833	41,288,964
Other equipment	117,561	111,750
Less accumulated depletion, depreciation and impairment	(27,425,652)	(34,147,053)
Net property and equipment	6,445,742	7,253,661

INCOME TAX RECEIVABLE – LONG TERM	157,227	-

OTHER ASSETS	-	25,000

Total assets	$7,713,435	$8,769,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$2,761,632	$6,478,333
Accounts payable and accrued expenses	897,101	1,139,596
Oil and natural gas revenues payable	427,859	461,227
Asset retirement obligation - current	146,066	41,438
Total current liabilities	4,232,658	8,120,594

ASSET RETIREMENT OBLIGATION	1,678,420	1,700,469
Total liabilities	5,911,078	9,821,063

COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized; 11,596,229 and 11,153,947 shares issued, respectively; and 10,669,229 and 10,226,947 outstanding, respectively	115,962	111,539
Additional paid-in capital	13,715,668	13,532,871
Accumulated deficit	(10,062,381)	(12,728,634)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	1,802,357	(1,051,116)
Total liabilities and stockholders’ equity	$7,713,435	$8,769,947

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2017	2016
REVENUE:
Oil and natural gas sales	$2,942,660	$2,696,857
Well operational and pumping fees	2,901	5,047
Disposal fees	90,571	99,017
Total revenue	3,036,132	2,800,921

COSTS AND EXPENSES:
Production expense	2,181,377	2,509,206
Depletion and depreciation	698,337	1,103,340
Impairment of oil and natural gas properties	-	53,899
Accretion of discount on asset retirement obligations	105,000	109,000
General and administrative	1,164,015	1,240,539
Total costs and expenses	4,148,729	5,015,984

OPERATING LOSS	(1,112,597)	(2,215,063)

OTHER INCOME (EXPENSE):
Interest income	201	801
Interest expense	(204,703)	(259,156)
Gain on sale of oil and natural gas properties	3,831,837	-
Miscellaneous	494	271
Total other income (expense)	3,627,829	(258,084)

INCOME (LOSS) BEFORE INCOME TAXES	2,515,232	(2,473,147)

INCOME TAX EXPENSE – CURRENT	(6,206)	-
INCOME TAX BENEFIT – DEFERRED	157,227	-

TOTAL INCOME TAX BENEFIT	151,021	-

NET INCOME (LOSS)	$2,666,253	$(2,473,147)

INCOME (LOSS) PER SHARE:
BASIC	$0.25	$(0.27)
DILUTED	$0.25	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,656,506	9,040,085
DILUTED	10,656,506	9,040,085

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

BALANCES, January 1, 2016	9,807,101	$98,070	$13,001,447	$(10,255,487)	927,000	$(1,966,892)	$877,138

Issuance of common stock, net of costs	1,326,846	13,269	517,874	-	-	-	531,143

Stock compensation	20,000	200	13,550	-	-	-	13,750

Net loss	-	-	-	(2,473,147)	-	-	(2,473,147)

BALANCES, December 31, 2016	11,153,947	111,539	13,532,871	(12,728,634)	927,000	(1,966,892)	(1,051,116)

Issuance of common stock, net of costs	442,282	4,423	182,797	-	-	-	187,220

Net income	-	-	-	2,666,253	-	-	2,666,253

BALANCES, December 31, 2017	11,596,229	$115,962	$13,715,668	$(10,062,381)	927,000	$(1,966,892)	$1,802,357

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,666,253	$(2,473,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	698,337	1,103,340
Impairment of oil and natural gas properties	-	53,899
Accretion of discount on asset retirement obligations	105,000	109,000
Stock compensation expense	-	13,750
Gain on sale of oil and natural gas properties	(3,831,837)	-
Deferred income tax benefit	(157,227)	-
Changes in current assets and liabilities:
Accounts receivable	(63,149)	192,966
Income taxes receivable	(16,281)	14,666
Prepaid expenses and other current assets	(11,161)	29,399
Accounts payable and accrued expenses	(93,379)	(9,574)
Oil and natural gas revenues payable	(33,368)	1,600
Net cash used in operating activities	(736,812)	(964,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(166,725)	(165,291)
Proceeds from the sale of oil and natural gas properties	3,961,607	11,037
Net cash provided by (used in) investing activities	3,794,882	(154,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	187,220	531,143
Payments on line of credit	(3,716,701)	-
Net cash provided by (used in) financing activities	(3,529,481)	531,143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(471,411)	(587,212)

CASH AND CASH EQUIVALENTS, beginning of year	880,067	1,467,279

CASH AND CASH EQUIVALENTS, end of the year	$408,656	$880,067

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$272,120	$256,1733
Cash paid during the year for income taxes	$20,214	$4,117
Change in accrued capital expenditures	$58,498	$98,671

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, South Central Texas and Wyoming as of December 31, 2017 and 2016.

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

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2017	2016
Mineral interests in properties:
Unproved properties	$250,217	$850,000
Proved properties	9,762,108	13,433,966
Wells and related equipment and facilities	23,741,508	27,004,998
Total costs	33,753,833	41,288,964
Less accumulated depletion, depreciation and impairment	(27,319,847)	(34,059,585)
	$6,433,986	$7,229,379

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2017 or 2016. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2017, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $680,000 and $1,084,000 for the years ended December 31, 2017 and 2016, respectively.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. No impairment of unproved properties was recorded during the years ended December 31, 2017 and 2016.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy. We recorded no impairment on our proved oil and natural gas properties during the year ended December 31, 2017, but recorded impairment of $53,899 during the year ended December 31, 2016.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 20 to 56 days. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts receivable by an allowance. The allowance for doubtful accounts was approximately $237,000 at December 31, 2017 and 2016. As of December 31, 2017, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2017, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 66% of accounts receivable at December 31, 2017. At December 31, 2016, we had balances due from three customers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three customers accounted for 69% of accounts receivable at December 31, 2016. In the event that one or more of these significant customers cease doing business with us, we believe that there are potential alternative customers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost customers.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joint Interest Billings Receivable and Oil and Natural Gas Revenues Payable
Joint interest billings receivable represents amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company’s share of the cost is recorded. We often have the ability to offset amounts due against the participant’s share of production revenue from the related property.

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts, deducted against joint interest billings receivable to properly reflect the realizable value was approximately $237,000 at December 31, 2017 and 2016.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $18,337 and $19,340 for the years ended December 31, 2017 and 2016, respectively.

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

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2017	2016
Asset retirement obligation at January 1,	$1,741,907	$1,812,980
Accretion of discount	105,000	109,000
Liabilities settled during the year	(15,170)	(180,073)
Liabilities sold	(42,418)	-
Revision in estimated cash flows	35,167	-
Asset retirement obligation at December 31,	1,824,486	1,741,907
Less: current asset retirement obligations	(146,066)	(41,438)
Long-term asset retirement obligations	$1,678,420	$1,700,469

FIELDPOINT PETROLEUM CORPORATION

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes that simplifies the presentation of deferred income taxes on the balance sheet. Under the new standard, deferred tax assets and liabilities are classified as noncurrent on the balance sheet. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2016, (and interim periods within those fiscal years), with early adoption permitted and allows prospective or retrospective application. The Company adopted this accounting standard update prospectively as of January 1, 2016. The adoption of this standard had no impact on the consolidated balance sheet as of December 31, 2016.

On December 22, 2017, the President of the United States signed into law what is informally called the Tax Cuts and Jobs Act of 2017 (the “Act”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21%, repealed the Alternative Minimum Tax and made the AMT credit refundable. Accounting rules require companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. We recorded a total income tax benefit of $157,227 in the year ended December 31, 2017, the amount of our AMT credit that will be refundable in tax years beginning after 2017. We also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets.

As we do not have all the necessary information to analyze all income tax effects of the Act, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of this tax reform. We will continue to evaluate the Act and adjust the provisional amounts as additional information is obtained. The ultimate impact of tax reform may differ from our provisional amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete our detailed analysis no later than the fourth quarter of 2018.

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $348,195 and $330,722 for the years ended December 31, 2017 and 2016, respectively.

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

Revenue Recognition
The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are based on actual volumes of oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. There were no material natural gas imbalances as of December 31, 2017 and 2016.

We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser receives or collects the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within 20 to 56 days. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that accounts receivable from those purchasers are collectible.

As previously discussed, we sold our crude oil and natural gas production to several independent purchasers. During the year ended December 31, 2017, we had sales of 10% or more of our total oil and natural gas sales revenue to four customers which represented 63% of total oil and natural gas sales revenue for the year. During the year ended December 31, 2016, we had sales of 10% or more of our total oil and natural gas sales revenue to three customers which represented 69% of total oil and natural gas sales revenue for the year.

Comprehensive Income
The Company has no elements of comprehensive income other than net income.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued Update No. 2016-02, “Leases”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is still evaluating the impact of this guidance on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows: Restricted Cash”, to require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the annual period ending after December 15, 2017, and interim periods within those fiscal years, using a retrospective transition method to each period presented. The Company adopted the new standard December 31, 2017, and it did not impact our consolidated statement of cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”. Under this new standard, revenue is recognized at the time goods or services are transferred to a customer for the amount of consideration the entity expects to be entitled in exchange for the specific goods or services. We have completed a detailed review of our individual purchaser contracts and adopted this standard on January 1, 2018, using the modified retrospective approach. Adoption of this standard did not have a significant impact on our consolidated statements of operations or cash flows and prior period financial statements will not be restated. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers, beginning with our Form 10-Q for the three months ended March 31, 2018.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Liquidity and Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements are issued. Continued low oil and natural gas prices during 2017 and 2016 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of December 31, 2017 and 2016, the Company has a working capital deficit of approximately $3,122,000 and $6,629,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2017, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, and March 30, 2018, as discussed below.

Citibank is in a first lien position on all of our properties. Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015, and lowered it again to $2,761,632 on December 29, 2017.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To mitigate our current financial situation, we are taking the following steps. We are actively meeting with investors for possible equity investments, including business combinations. We are continuing our effort to identify and market all possible non-producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow. We are also investigating other possible sources to refinance our debt as we continue to pay down our outstanding senior debt balance with a minimal effect on cash flow and our assets by selling properties that are non-producing or low producing. Finally we are continuing discussion with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

The Company was not in compliance with the NYSE MKT continued listing standards and received an official delisting notice on November 16, 2017, and it could have a significant adverse impact on our ability to raise additional capital.

Our warrants were also delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired March 23, 2018.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

3.
Oil and Natural Gas Properties

The Company sold its interest in several properties during the year ended December 31, 2017. The Company sold its net interest in non- producing leasehold, and net interest in the Hermes, Cronos and Mercury wells which were not economic to our interests. The Company also sold its net interest in the unproved Bilbrey acreage that was held by production. The gross proceeds from the sale of our net interest in these two properties was $2,145,000. The Company sold 401 net acres of non-producing leasehold in Lea County, New Mexico. The gross proceeds from the sale of our net interest in these properties was $1,200,000. We also sold our interest in the Apache Bromide field for $603,607 net of liabilities of $296,393. We sold our interest in Rush Springs for $11,700. We recognized total gains of $3,831,837. We continue to evaluate our portfolio for other properties to divest in order to regain compliance with our bank’s debt covenants. In December 2016, the Company assigned its interests in the Giddings Field, Fayette County, Texas to another operator in exchange for the plugging liability.

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2017 and 2016. The Company did not drill or complete any development wells during 2017 and 2016.

The Company had no impairment to properties during the year ended December 31, 2017. The Company recorded impairment charges of $53,899 during the year ended December 31, 2016, as a result of writing down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and 2016, and their classification within the fair value hierarchy:

As of December 31, 2017
	Level 1	Level 2	Level 3

Proved properties(1)	$-	$-	$-
Unproved properties(1)	$-	$-	$-

	As of December 31, 2016
	Level 1	Level 2	Level 3

Proved properties (1)	$-	$-	$82,806
Unproved properties (1)	$-	$-	$-
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

Proved Oil and Gas Properties
Proved oil and natural gas properties are evaluated for impairment and reduced to fair value whenever events and circumstances indicate the carrying value exceeds the sum of the undiscounted cash flows. We estimate the expected net future cash flows of our oil and natural gas properties using management's expectations of economically recoverable proved reserves and compare such future net cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to their fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a non-recurring Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rate. The Company impaired two proved oil and gas properties which had a total carrying value of $136,705 to the fair value of $82,806 for the year ended December 31, 2016. The carrying value was less than the fair market value of the proved oil and gas properties as of December 31, 2017.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unproved Oil and Gas Properties
Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. The fair value of unproved oil and gas properties used in estimating our recognized impairment loss represents a non-recurring Level 3 measurement. To measure the fair value of unproved properties, the Company used inputs including, but not limited to, future development plans, risk weighted potential resource recovery, remaining lease life and estimated reserve values. The carrying value was less than the fair market value of the unproved oil and gas properties as of December 31, 2017 and 2016.

5.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $2,761,632 and $5,500,000 at December 31, 2017 and 2016, respectively. The amount outstanding under this line of credit was $2,761,632 at December 31, 2017, and was $6,478,333 at December 31, 2016, which was $978,333 over the borrowing base at December 31, 2016.

The agreement requires quarterly interest-only payments until maturity on March 31, 2017. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 5% and 4% as of December 31, 2017 and 2016, respectively. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of December 31, 2017 and 2016, and is in technical default of the agreement. The Company made payments of $3,716,701 toward the loan balance during the year ended December 31, 2017. Citibank lowered our borrowing base from $5,500,000 to $2,761,632 on December 29, 2017, which was equal to our outstanding loan balance at December 31, 2017. Citibank is in a first lien position on all of our properties.

In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to our revolving line of credit with Citibank, N.A., the Company also has two irrevocable standby letters of credit with Citibank securing our well plugging liabilities of various operated wells in the amounts of $25,000 and $30,000.  These letters of credit automatically renew every year and were most recently renewed in May 2017.

6.
Income Taxes

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2017	2016
Current:
Federal	$-	$-
State	(6,206)	-
Total current	(6,206)	-

Deferred:
Federal	157,227	-
State	-	-
Total deferred	157,227	-

Total income tax provision	$151,021	$-

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2017 and 2016 as follows:

	2017	2016
Statutory rate (benefit)	(34%)	(34%)
State taxes, net of federal benefit	(1%)	(2%)
Permanent differences	(1%)	1%
Impact of U.S. tax reform	(36%)	-
Change in valuation allowance on deferred tax assets	78%	35%
Effective rate (benefit)	6%	(0%)

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

	December 31,
	2017	2016
Deferred tax assets:
Asset retirement obligation	$434,000	$569,000
Allowance for doubtful accounts	57,000	87,000
Stock compensation and other	(1,000)	(4,000)
Alternative minimum tax credit carryforward	-	157,000
Difference in depreciation, depletion and capitalization methods – oil and gas properties	(161,000)	555,000
Net operating loss carryforward	1,320,000	2,216,000
Total deferred tax assets	1,649,000	3,580,000
Valuation allowance on deferred tax assets	(1,649,000)	(3,580,000)
Total deferred tax assets, net of valuation allowance	-	-

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	-	-
Total deferred tax liabilities	-	-

Net deferred tax liability	$-	$-

Our net deferred tax assets and liabilities are recorded as follows:

	2017	2016
Non-current asset	$-	$-
Non-current liability	-	-
Total	$-	$-

The Company had no material uncertain tax positions as of December 31, 2017 and 2016.

The decrease in deferred tax assets before the valuation allowance was primarily due to the federal tax rate decreasing from 34% to 21% under the Tax Cuts and Jobs Act signed into law in 2017. Also, the Company had an AMT credit of approximately $157,000 for alternative minimum tax paid in prior years that will be refundable under the same tax reform act.

At December 31, 2017, the Company expects to have net operating loss carryforwards of approximately $5.6 million which expire at various dates from December 31, 2035 to 2036. As a result of the net operating losses, our deferred tax assets exceeded our deferred tax liabilities. Since it is more likely than not that the tax benefits will not be utilized, the Company established a valuation allowance of $1,649,000 and $3,580,000 against our deferred tax assets for the years ended December 31, 2017 and 2016, respectively.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy regarding income tax interest and penalties is to record those items as general and administrative expense. During the years ended December 31, 2017 and 2016, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2017 and 2016.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2014. The Company is not currently involved in any income tax examinations.

7.
Earnings (Loss) Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2017 and 2016. The Warrants expired on March 23, 2018. The dilutive effect of the warrants for the twelve months ended December 31, 2017 and 2016, is presented below.

	December 31,
	2017	2016

Net income (loss)	$2,666,253	$(2,473,147)

Weighted average common stock outstanding	10,656,506	9,040,085
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	10,656,506	9,040,085

Loss per share:
Basic	$0.25	$(0.27)
Diluted	$0.25	$(0.27)

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.
Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants have an exercise price of $4.00 and are exercisable over 6 years from the record date. Our warrants were delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired on March 23, 2018. The following table summarizes the warrant activity for the year ending December 31, 2017:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2016	7,177,010	$4.00	1.25
Issued	-	-
Exercised	-	-
Exercised during temporary modification period	-	-
Expired	-	-
Outstanding, December 31, 2017	7,177,010	$4.00	0.25

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares were received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. The fair value of this stock grant was $275,000 of which $13,750 was recognized as non-cash stock compensation expense during the twelve months ended December 31, 2016. The signing bonus grant was fully vested on July 1, 2016. Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. Mr. Roberson declined the 5,000 shares he was to receive on his third anniversary date, July 1, 2017.

 On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer purchased in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. Half of the second tranche was purchased on December 29, 2016, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $65,937 for the year ended December 31, 2016. The shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available. Also, the Buyer was granted the right to nominate one member of the Board of Directors.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.
Commitments and Contingencies

As of December 31, 2017 and 2016, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. As of December 31, 2017 and 2016, we had a $25,000 outstanding letter of credit in the favor of the Bureau of Land Management. Citibank has requested that we leave at least $60,000 in cash in a Citibank account to cover our plugging bond line of credit since the Company is in technical default on our line of credit as of December 31, 2017.

In January 2014, the Company entered into a two year operating lease for office space in Austin, Texas, which was renewed for another two years until January 31, 2018. On February 1, 2018, the Company executed an amendment to extend the lease until July 31, 2018. Rent expense under this lease was approximately $45,100 and $40,300 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, minimum future rentals during 2018 on this non-cancelable operating lease are $25,563.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.
Oil and Gas Producing Activities

The following table sets forth the costs incurred for oil and natural gas property activities of the Company:

	Years Ended December 31,
	2017	2016
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	-	-
Development costs	160,914	162,001
Total costs incurred	$160,914	$162,001

The following table includes certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2017	2016
Revenues	$2,942,660	$2,696,857
Expenses
Production expense	2,181,377	2,509,206
Depletion and depreciation	698,337	1,103,340
Impairment of oil and natural gas properties	-	53,899
Accretion of discount on asset retirement obligations	105,000	109,000
Total expenses	2,984,714	3,775,445
Loss before income taxes	(42,054)	(1,078,588)
Income tax benefit, net of valuation allowance (1)	-	-
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(42,054)	$(1,078,588)

(1)  Reflects the Company’s effective tax rate.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.
Disclosures About Oil and Gas Producing Activities (Unaudited)

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2016	405,773	787,942
Revisions of previous estimates	68,592	88,490
Extensions and discoveries	80,742	-
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(64,881)	(119,920)
Balance, December 31, 2016	490,226	756,512
Revisions of previous estimates	33,784	86,221
Extensions and discoveries	-	-
Sale of reserves	(42,085)	(19,657)
Purchase of minerals in place	-	-
Production	(53,913)	(111,816)
Balance, December 31, 2017	428,012	711,260

Proved developed reserves, December 31, 2017	428,012	711,260
Proved developed reserves, December 31, 2016	490,226	756,512

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2017
The average natural gas price used in our proved reserves estimate at December 31, 2017, was $2.98 per Mcf. The average oil price used in our proved reserves estimate at December 31, 2017, was $47.03 per barrel. We did not drill any new wells or purchase any reserves during the year ended December 31, 2017. We sold one unproved property, one non-producing property, and three producing properties.

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows at December 31, 2017 and 2016, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2017 and 2016, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

	Years Ended December 31,
	(in thousands)
	2017	2016

Future cash inflows	$24,866	$21,081
Future production costs	(13,105)	(11,418)
Future development cost	(86)	(131)
Future income taxes	(1,848)	(105)

Future net cash flows	9,827	9,427
10% annual discount	(4,202)	(3,926)

Standardized measure of discounted future net cash flows	$5,625	$5,501

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$5,501	$7,011
Sales of oil and natural gas produced, net of production costs	(696)	(188)
Sale of reserves	(573)	-
Extensions and discoveries	-	740
Net changes in prices and production costs	1,820	(3,149)
Net changes in future development costs	41	(19)
Revisions and other changes	139	434
Accretion of discount	557	705
Net change in income taxes	(1,164)	(33)
Balance, end of year	$5,625	$5,501

13.  Subsequent Events (unaudited)

On January 12, 2018, one of our purchasers, First River Energy, LLC (“FEL’) declared bankruptcy and we filed a proof of claim of approximately $27,000 for December crude oil production that FEL did not pay us for, although the crude oil was picked up by FEL. We believe that we will be reimbursed for these funds through the bankruptcy process and we have accrued a receivable for this amount.

On February 26, 2018, the Company was served by Trivista Operating, LLC, which is controlled by one of our major shareholders, Natale Rea (2013) Trust, for the non-payment of approximately $107,000 in outstanding Joint Interest Billings plus attorney fees and court costs. The Company has hired its own counsel and has answered this suit. The amounts under this claim are represented in our currently accrued lease operating expenses and accounts payable.

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

b)
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)
Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	75	Principal Executive Officer,	June 9, 2013-present
		Director	July 1997-present
Phillip H. Roberson	49	President,	December 2013-present
		Principal Financial Officer,	July 2013-present
		Director	November 11, 2014 - present
Karl W. Reimers	76	Director	October 2004-present
Dan Robinson	70	Director	August 2004-present
Nancy Stephenson	64	Director	October 2012 - present

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

Mr. Roberson, age 49, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm’s operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 76, has served as a director of the Company since October 2004. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington.

Mr. Robinson, age 70, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 1994 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 42 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the American Fuel & Petrochemical Manufacturers (AFPM).

Nancy Stephenson, age 64, has been a Director of the Company since October 2012.  From August 2011 to August 2012 she served as Chief Accounting Officer, Treasurer and Secretary of Cross Border Resources Inc. (XBOR) and served as Assistant Controller at Forge Energy, LLC, a private company, from January 2014 through March 2015.  Ms. Stephenson is semi-retired and does occasional consulting engagements. Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business.  From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc. (TXCO). For both XBOR and TXCO she prepared financial statements and was responsible for periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant.

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

Meetings and Committees of the Board of Directors

a.       Meetings of the Board of Directors

During the fiscal year ended December 31, 2017, seven meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the directors. Meetings are conducted either in person or by telephone conference.

At the December 6, 2013, meeting, the Board approved the Compensation Committee's recommendation to restructure Board compensation effective for 2014. The structure increased the fee for in-person meetings to $1,000 and provides for fees to compensate committee chairmen. Each board member received approximately $39,500 for their service during 2014. Roger Bryant was paid $10,000 per month plus meeting fees as Executive Chairman. Each board member received approximately $27,000 for their service during 2015 and Roger Bryant was paid $91,000 as Executive Chairman. At the October 23, 2015, meeting the Board reaffirmed and ratified its previously adopted action to provide annual cash retainers of $120,000 per year for Roger Bryant, and $30,000 per year for all non-executive directors (which shall be in addition to Committee fees), and $1,000 for each in-person meeting effective January 1, 2016.  However, it also adopted a measure to temporarily accept a voluntary reduction in Roger Bryant's annual retainer to $90,000 per year, and to temporarily accept a voluntary reduction of the annual cash retainer to $15,000 for all non-executive directors, and to temporarily accept a voluntary reduction to $500 per in-person meeting until such time as economic conditions shall improve, provided that each and all of these voluntary reductions shall be retroactively reinstated and payable in the case of (and only in the case of) a Change of Control Event.  All voluntary reductions were temporarily effective as of January 1, 2016, and shall continue until such time as the Board determines that they shall cease.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2017, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee.

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

During the fiscal year ended December 31, 2017, the Audit Committee had four meetings. The committee is responsible for accounting and internal control matters. The Audit Committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Moss Adams LLP and the matters required to be discussed by AU Section 380. The Audit Committee has received the written disclosures and the letter from Moss Adams LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the Commission.

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
During the fiscal year ended December 31, 2017, the Compensation Advisory Committee had one meeting. The Compensation Advisory Committee:

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

Nomination Committee

The Nomination Committee was composed of the following directors:

Karl Reimers, Chairman
Nancy Stephenson
Dan Robinson

The Board of Directors has determined that Mr. Reimers, Mrs. Stephenson and Mr. Robinson are “independent” within the meaning of the NYSE MKT, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2017.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE MKT. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2017, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2017 to the Company’s “Named Executive Officers” (or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

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

Components of Compensation. For the years ended December 31, 2016 and 2017, the largest component of compensation for the Officers of the Company was base salary. We did provide additional compensation in the form of a stock bonus to the President/CFO in 2016. Mr. Roberson was entitled to a stock bonus of 5,000 shares in July 2017 but declined the bonus.

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

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three year period beginning July 1, 2014. As a signing bonus, Mr. Roberson is entitled to receive a total of 50,000 shares of common stock, of which 10,000 shares were immediately vested. Ten thousand shares will be received and vested at each of the six month, twelve month, eighteen month, and twenty four month anniversary dates of the commencement date. Once the signing bonus grant has been fully vested and paid, Mr. Roberson will be entitled to receive, as part of his annual compensation, on his third anniversary date 5,000 shares, which he declined in 2017, on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. The Board of Directors may in its sole discretion award an annual Performance Based Bonus Award to Mr. Roberson.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensa -tion	Nonqualified Deferred Compensation Earnings	All Other Compensa- tion	Total
Phillip H. Roberson, President, and CFO	2017	$200,000	$-	$-	-	-	-	$6,000(1)	$206,000
Phillip H. Roberson, President, and CFO	2016	$200,000	$-	$12,800	-	-	-	$6,186(1)	$218,986
Phillip H. Roberson, President, and CFO	2015	$200,000	$-	$30,300	-	-	-	$6,000(1)	$236,300
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

There were no stock option grants for fiscal years ended December 31, 2016 and 2017.

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

The table shows the number of shares owned as of March 26, 2018 and the percentage of outstanding common stock owned as of March 26, 2018. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address Of Beneficial Owner(2)	Amount and Nature of Beneficial Owner	Percent of Class(1)
Estate of Ray D. Reaves(3)	2,351,350	22.0%
2352007 Ontario Inc. (4)	744,212	7.0%
Michael Herman (5)	663,423	6.2%
LeRoy Landhuis (6)	884,564	8.3%
Roger D. Bryant	34,000	*
Dan Robinson	96,000	*
Karl Reimers	58,100	*
Nancy Stephenson	2,500	*
Phillip Roberson	50,000	*
All Officers and Directors as a Group(5 persons)	240,600	2.3%
___________________________
*      indicates less than 1%

(1)
The percentages shown are calculated based upon 10,669,229 shares of common stock issued and outstanding at March 26, 2018. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

There were no related party transactions during the years ended December 31, 2017 and 2016.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Moss Adams LLP and Hein & Associates LLP, respectively, as our independent registered public accounting firms. Hein & Associates audited our consolidated financial statements for fiscal 2016 and Moss Adams LLP for fiscal 2017. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2017	2017	2016
	Moss Adams	Hein & Associates	Hein & Associates
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$48,300	$61,800	$118,900

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-	-

Tax fees - tax compliance, tax advice and tax planning	-	25,400	24,200

All other fees - services provided by our principal accountants other than those identified above	-	-	-

Total fees paid or accrued to our principal accountants	$48,300	$87,200	$143,100

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

	3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

	4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997.)

	4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

	4.4.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000.)

10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

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

10.8	Securities Purchase Agreement (incorporated by reference to the Company’s Form SB-2 dated September 20, 2005 as filed with the Commission on September 20, 2005.)

10.9	Registration Rights Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

10.10	Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.11	Board Compensation Agreement (incorporated by reference to the Company’s Form 8-K dated February 6, 2006 as filed with the Commission on February 9, 2006.)

10.12	Security Agreement (incorporated by reference to the Company’s Form 8-K dated October 18, 2006 as filed with the Commission on October 20, 2006).

10.13	Bonus Program (incorporated by reference to the Company’s Form 8-K dated October 24, 2008 as filed with the Commission on October 29, 2008.)

10.14	Guaranty Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.15	First Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.16	Second Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.17	Third Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.18	Fourth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 10-Q dated September 30, 2009 as filed with the Commission on November 16, 2009.)

10.19	Fifth Amendment to Loan & Security Agreement (incorporated by reference to the Company’s Form 8-K dated March 21, 2014, as filed with the Commission on March 27, 2014.)

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

10.23
Amendment No. 1 to Stock and Mineral Lease Purchase Agreement dated January 9, 2017 (incorporated by reference to the Company’s 8-K dated January 9, 2017, as filed with the Commission on January 20, 2017.)

10.24	Seventh Amendment to Loan and Forbearance Agreement dated December 29, 2017 (incorporated by reference to the Company’s 8-K dated December 29, 2017, as filed with the Commission on January 9, 2018.)

10.25
Eighth Amendment to Loan and Forbearance Agreement dated March 30, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Commission on April 2, 2018.).

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

99.1
Evaluation of Oil and Gas Reserves by Russell K. Hall & Associates, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Commission on April 2, 2018.)

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date: April 2, 2018	By:	/s/ Roger D. Bryant
Roger D. Bryant
Principal Executive Officer

Date: April 2, 2018	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Bryant	Principal Executive Officer, Director	Date: April 2, 2018
Roger D. Bryant

/s/ Phillip H. Roberson	President, Principal Operating Officer, Principal Financial Officer, and Director	Date: April 2, 2018
Phillip H. Roberson

/s/ Dan Robinson	Director	Date: April 2, 2018
Dan Robinson

/s/ Karl W. Reimers	Director	Date: April 2, 2018
Karl W. Reimers

/s/ Nancy Stephenson	Director	Date: April 2, 2018
Nancy Stephenson