Form 10-Q
period 2018-03-31
FIELDPOINT PETROLEUM CORP
filed 2018-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§230.12-b2 of this chapter).
Emerging growth company   [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuance to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of May 10, 2018, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$326,673	$408,656
Accounts receivable:
Oil and natural gas sales	360,306	366,939
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	258,453	260,816
Income tax receivable	28,903	25,057
Prepaid expenses and other current assets	42,363	48,998
Total current assets	1,016,698	1,110,466

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,753,833	33,753,833
Other equipment	117,561	117,561
Less accumulated depletion, depreciation and impairment	(27,526,406)	(27,425,652)
Net property and equipment	6,344,988	6,445,742

OTHER ASSETS	157,227	157,227

Total assets	$7,518,913	$7,713,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$2,761,632	$2,761,632
Accounts payable and accrued expenses	883,230	897,101
Oil and gas revenues payable	430,981	427,859
Asset retirement obligation - current	146,066	146,066
Total current liabilities	4,221,909	4,232,658

ASSET RETIREMENT OBLIGATION	1,705,420	1,678,420
Total liabilities	5,927,329	5,911,078

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 10,669,229 shares issued and outstanding, respectively	115,962	115,962
Additional paid-in capital	13,715,668	13,715,668
Accumulated deficit	(10,273,154)	(10,062,381)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	1,591,584	1,802,357
Total liabilities and stockholders’ equity	$7,518,913	$7,713,435
See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
REVENUE:
Oil and natural gas sales	$465,847	$814,728
Well operational and pumping fees	1,682	1,262
Disposal fees	25,433	22,436
Total revenue	492,962	838,426

COSTS AND EXPENSES:
Production expense	231,481	711,875
Depletion and depreciation	100,754	156,554
Accretion of discount on asset retirement obligations	27,000	26,000
General and administrative	309,627	284,008
Total costs and expenses	668,862	1,178,437

OPERATING LOSS	(175,900)	(340,011)

OTHER INCOME (EXPENSE):
Interest income	15	14
Interest expense	(34,888)	(69,054)
Total other income (expense)	(34,873)	(69,040)

NET LOSS	$(210,773)	$(409,051)

LOSS PER SHARE:
BASIC	$(0.02)	$(0.04)
DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	10,617,630
DILUTED	10,669,229	10,617,630

  See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,773)	$(409,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	100,754	156,554
Accretion of discount on asset retirement obligations	27,000	26,000
Changes in current assets and liabilities:
Accounts receivable	8,996	(45,350)
Prepaid income taxes	(3,846)	(2,709)
Prepaid expenses and other current assets	6,635	(20,854)
Accounts payable and accrued expenses	3,223	222,299
Oil and gas revenues payable	3,122	5,300
Net cash used in operating activities	(64,889)	(67,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(17,094)	(262,148)
Net cash used in investing activities	(17,094)	(262,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	187,220
Net cash provided by financing activities	-	187,220

NET CHANGE IN CASH AND CASH EQUIVALENTS	(81,983)	(142,739)

CASH AND CASH EQUIVALENTS, beginning of the period	408,656	880,067

CASH AND CASH EQUIVALENTS, end of the period	$326,673	$737,328

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$-	$67,574
Cash paid during the period for income taxes	$3,845	$2,709
Change in accrued capital expenditures	$17,094	$115,800

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2017.

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. Continued low oil and natural gas prices during 2017 and 2018 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of March 31, 2018, and December 31, 2017, the Company has a working capital deficit of approximately $3,205,000 and $3,122,000, respectively, primarily due to the classification of our line of credit as a current liability. Citibank is in a first lien position on all of our properties. On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of March 31, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, and March 30, 2018, as discussed below.

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

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extends it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

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

The Company was not in compliance with the NYSE MKT continued listing standards and received an official delisting notice on November 16, 2017, and it could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

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

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a going concern is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or to have positive cash flow from operations to address all our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

3.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This authoritative guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing its impact in relation to the Company's leases.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.
Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective approach, which only applies to contracts that were not completed as of the date of the application. The adoption did not require an adjustment to operating retained earnings for the cumulative effect adjustment and does not have a material impact on the Company’s ongoing consolidated balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

The Company recognizes revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to its customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contracts. Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as the Company uses knowledge of its properties and their historical performance, spot market prices and other factors as the basis for these estimates. At March 31, 2018, the Company had receivables related to contracts with customers of $360,306.

The following table summarizes revenue by major source for the three months ended March 31, 2018 and 2017, and there was no impact related to the adoption of ASC 606 as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue Recognition” (“ASC 605”):

	Three Months Ended
	March 31,
	2018	2017
Revenues
Oil	$425,008	$720,673
Natural Gas and NGL	40,839	94,055
Total oil, natural gas and NGL	$465,847	$814,728

Oil Contracts. Under its oil sales contracts, the Company sells oil at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. At the delivery point, the purchaser takes custody, title and risk of loss of the product and, therefore, control as defined under ASC 606 passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser.

Natural Gas and NGL Contracts. The majority of the Company’s natural gas and NGL is sold at the lease location, which is generally when control of the natural gas and NGL has been transferred to the purchaser, and revenue is recognized as the amount received from the purchaser.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 605-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the purchaser. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.
Oil and Natural Gas Properties

No wells were drilled or completed during the three months ended March 31, 2018 or 2017. The Company made no purchases of oil and natural gas properties during the years ended March 31, 2018 or 2017.

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three months ended March 31, 2018.

6.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2017. The warrants expired March 23, 2018. The dilutive effect of the warrants for the three months ended March 31, 2018 and 2017, is presented below.

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(210,773)	$(409,051)

Weighted average common stock outstanding	10,669,229	10,617,630
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	10,669,229	10,617,630

Loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

7.
Income Taxes

On December 22, 2017, the President of the United States signed into law what is informally called the Tax Cuts and Jobs Act of 2017 (the “Act”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21%, repealed the Alternative Minimum Tax and made the AMT credit refundable. Accounting rules require companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation was enacted. We recorded a total income tax benefit of $157,227 in the year ended December 31, 2017, the amount of our AMT credit that will be refundable in tax years beginning after 2017. The refund is reported as a long-term asset in other assets on the balance sheet.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets. As a result, no income tax benefit was recognized by the Company for the three months ended March 31, 2018 and the year ended December 31, 2017. The Company had no income tax expense for the three months ended March 31, 2018 and 2017.

8.
Line of Credit

The Company has a line of credit with a bank with a borrowing base of $2,761,632 at March 31, 2018, and December 31, 2017. The amount outstanding under this line of credit was $2,761,632 at March 31, 2018, and December 31, 2017.

The amended loan agreement requires quarterly interest-only payments until expiration. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 5% as of March 31, 2018 and December 31, 2017. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2018 and December 31, 2017, and is in technical default of the agreement. Citibank is in a first lien position on all our properties and assets.

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

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extends it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.
Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants had an exercise price of $4.00 and were exercisable over 6 years from the record date. Our warrants were delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired on March 23, 2018. The following table summarizes the warrant activity for the three months ending March 31, 2018:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2017	7,177,010	$4.00	0.25
Issued	-	-
Exercised	-	-
Exercised during temporary modification period	-	-
Expired	(7,177,010)	-
Outstanding, March 31, 2018	-	$-	-

Phillip Roberson, President and CFO, was awarded, as part of his annual compensation, on his third anniversary date 5,000 shares, and will receive on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. However, Mr. Roberson declined the 5,000 shares that would have been awarded on this third anniversary date on July 1, 2017. Mr. Roberson’s contract was extended by the Compensation Committee to July 1, 2018.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued restricted shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share. In 2016, the Buyer purchased for gross proceeds of $597,080 paid in consideration of 1,326,846 shares of unregistered common stock. The remaining shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Costs incurred by the Company to issue the stock was $11,807 for the year ended December 31, 2017. The SMPA also granted the Buyer, a related party after the purchase of the stock, the right to nominate one member of the Board of Directors.

10.  Related Party

During 2018, the Company received netted Joint Interest Billing statements from Trivista Operating, LLC for approximately $78,000.  This amount was netted against disputed outstanding invoices which Trivista claims were acquired from the prior operator.  Trivista Operating, LLC is believed to be controlled by Natale Rea, who owns approximately 6.98% of the Company’s common stock through control of Ontario Inc. and Natale Rea (2013) family trust.

11.  Legal Proceedings

As previously disclosed in the Company’s Current Report on Form 8-K dated May 8, 2018, the Company is a party to a civil action captioned Trivista Oil Company, LLC v. Bass Petroleum, Inc. and Fieldpoint Petroleum Corporation, Cause No. 16,539 in the District Court of Lee County, Texas, 335 Judicial District (the “Trivista Litigation”). Trivista filed suit for non-payment of outstanding disputed invoices of $107,000 plus attorney fees and court costs on February 26, 2018. Trivista Operating LLC is controlled by one of our major shareholders, Natale Rea (2013) Trust. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

12.  Subsequent Events

On May 11, 2018, we closed on the sale of our Buchanan wells and associated acreage, for approximately $370,000. The sale included approximately 40 net undeveloped acres on our Buchanan leases in Midland County, Texas, along with associated working interest from four gross wells.

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

Going concern

We had net losses of $210,773 and $409,051 for the three months ended March 31, 2018 and 2017, respectively and continue to have negative operating cash flow. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2017 and 2016, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern”. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The Buyer purchased newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the Agreement, for a price of $0.45 per share (the shares to be purchased, the “Shares”). In November 2016, the Buyer purchased for gross proceeds of $398,053 paid in consideration of 884,564 shares of unregistered common stock. In December 2016, the Buyer purchased for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. The remaining 442,282 shares were purchased in January 2017, for gross proceeds of $199,027 paid in consideration of 442,282 shares of unregistered common stock. Euro Pacific Capital, Inc. acted as the placement agent and garnered a fee of 5%. The SMPA also granted the buyer, a related party after the purchase of the stock, the right to nominate one member of the Board of Directors.

The Company was delisted from the NYSE on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares and resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

The Company’s plans to mitigate our current financial situation is in Note 2 – Liquidity and Going Concern in the financial statements for the quarter ended March 31, 2018.

Results of Operations

Comparison of three months ended March 31, 2018, to the three months ended March 31, 2017

	Quarter Ended March 31,
	2018	2017
Revenue:
Oil sales	$425,008	$720,673
Natural gas sales	40,839	94,055
Total oil and natural gas sales	$465,847	$814,728

Sales volumes:
Oil (Bbls)	7,614	14,938
Natural gas (Mcf)	13,867	30,001
Total (BOE)	9,925	19,938

Average sales prices:
Oil ($/Bbl)	$55.82	$48.24
Natural gas ($/Mcf)	2.95	3.14
Total ($/BOE)	$46.94	$40.86

Costs and expenses ($/BOE)
Production expense (lifting costs)	$23.32	$35.71
Depletion and depreciation	10.15	7.85
Accretion of discount on asset retirement obligations	2.72	1.30
General and administrative	31.20	14.24
Total	$67.39	$59.10

Oil and natural gas sales revenues decreased 43% or $348,881 to $465,847 for the three months ended March 31, 2018, from the comparable 2017 period. Average oil sales prices increased 16% to $55.82 for the three months ended March 31, 2018, compared to $48.24 for the period ended March 31, 2017. Average natural gas sales prices decreased 6% to $2.95 for the three months ended March 31, 2018, compared to $3.14 for the period ended March 31, 2017. Decreased oil and natural gas production, due in part to the sale of fields that were noneconomic, and lower commodity prices for natural gas accounted for a decrease in revenue of approximately $407,000. Higher commodity prices for oil accounted for an increase in revenue of approximately $58,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 67% or $480,394 to $231,481 for the three months ended March 31, 2018, from the comparable 2017 period. This was primarily due to a decrease in workover activity and operating costs associated with properties sold in 2017. Lifting costs per BOE decreased $12.39 to $23.32 for the 2018 period compared to $35.71 for the three months ended March 31, 2017, due mainly to decreased workover activity and general decreases in costs and lease operating expenses associated with properties sold in 2017, which had higher than average operating costs per BOE.. We anticipate lease operating expenses to decline slightly over the following quarters due to a decrease in costs and lease operating expenses associated with properties sold in 2017, which had higher than average operating costs per BOE and less anticipated work over activity.

Depletion and depreciation decreased 36% or $55,800 to $100,754 for the three months ended March 31, 2018, versus $156,554 in the 2017 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended March 31, 2018.

General and administrative costs increased 9% or $25,619 to $309,627 for the three months ended March 31, 2018, from the three months ended March 31, 2017. This was primarily attributable to an increase in non-officer employee salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable in the coming quarters.

Other expense, net for the quarter ended March 31, 2018, was $34,873, which included interest expense of $34,888. Other expense, net for the quarter ended March 31, 2017, was $69,040 and included interest expense of $69,054.

Liquidity and Capital Resources

Cash flow used in operating activities was $64,889 for the three months ended March 31, 2018, as compared to $67,811 of cash flow used in operating activities in the comparable 2017 period. The decrease in cash flows used in operating activities was primarily due to the decrease in depletion during the three months ended March 31, 2018, offset by the change in accounts payable and accrued liabilities between the two periods.

Cash flow used in investing activities was $17,094 for the three months ended March 31, 2018, due to additions to oil and natural gas properties and equipment. Cash flow used in investing activities was $262,148 for the three months ended March 31, 2017, due to additions to oil and natural gas properties and equipment.

No cash flow was provided by or used in financing activities for the three months ended March 31, 2018. Cash flow was provided by financing activities due to the net proceeds of $187,220 from the issuance of 442,282 shares of unregistered stock during the three months ended March 31, 2017.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of March 31, 2018, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extends it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

The Company was delisted from the NYSE MKT on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

Subsequent Events

On May 11, 2018, we closed on the sale of our Buchanan wells and associated acreage, for approximately $370,000. The sale included approximately 40 net undeveloped acres on our Buchanan leases in Midland County, Texas, along with associated working interest from four gross wells.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at March 31, 2018 or 2017.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Current Report on Form 8-K dated May 8, 2018, the Company is a party to a civil action captioned Trivista Oil Company, LLC v. Bass Petroleum, Inc. and Fieldpoint Petroleum Corporation, Cause No. 16,539 in the District Court of Lee County, Texas, 335 Judicial District (the “Trivista Litigation”). Trivista Operating LLC is controlled by one of our major shareholders, Natale Rea (2013) Trust. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities

On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, and on March 30, 2018, as discussed below.

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

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extends it to June 30, 2018. The terms of the second amendment remain the same as under the first amendment to the forbearance.

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

Date: May 15, 2018	By: /s/ Roger D. Bryant Roger D. Bryant, Principal Executive Officer

Date: May 15, 2018	By: /s/ Phillip H. Roberson Phillip H. Roberson, Principal Financial Officer