Form 10-Q
period 2018-06-30
FIELDPOINT PETROLEUM CORP
filed 2018-08-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018

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

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuance to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2018, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$348,931	$408,656
Accounts receivable:
Oil and natural gas sales	379,530	366,939
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	251,938	260,816
Income tax receivable	30,695	25,057
Prepaid expenses and other current assets	62,568	48,998
Total current assets	1,073,662	1,110,466

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,765,038	33,753,833
Other equipment	117,561	117,561
Less accumulated depletion, depreciation and impairment	(27,671,524)	(27,425,652)
Net property and equipment	6,211,075	6,445,742

OTHER ASSETS	157,227	157,227

Total assets	$7,441,964	$7,713,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$2,585,132	$2,761,632
Accounts payable and accrued expenses	788,529	897,101
Oil and gas revenues payable	425,969	427,859
Asset retirement obligation - current	139,470	146,066
Total current liabilities	3,939,100	4,232,658

ASSET RETIREMENT OBLIGATION	1,732,017	1,678,420
Total liabilities	5,671,117	5,911,078

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 10,669,229 shares issued and outstanding, respectively	115,962	115,962
Additional paid-in capital	13,715,668	13,715,668
Accumulated deficit	(10,093,891)	(10,062,381)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	1,770,847	1,802,357
Total liabilities and stockholders’ equity	$7,441,964	$7,713,435

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Oil and natural gas sales	$592,612	$880,975	$1,058,459	$1,695,703
Well operational and pumping fees	2,988	1,261	4,670	2,523
Disposal fees	8,019	17,455	33,452	39,891
Total revenue	603,619	899,691	1,096,581	1,738,117

COSTS AND EXPENSES:
Production expense	277,257	595,643	508,738	1,307,518
Depletion and depreciation	148,754	213,554	249,508	370,108
Accretion of discount on asset retirement obligations	28,000	26,000	55,000	52,000
General and administrative	278,431	279,934	588,058	563,942
Total costs and expenses	732,442	1,115,131	1,401,304	2,293,568

OPERATING LOSS	(128,823)	(215,440)	(304,723)	(555,451)

OTHER INCOME (EXPENSE):
Interest income	30	15	45	29
Interest expense	(37,571)	(64,277)	(72,459)	(133,331)
Gain on sale of oil and natural gas property	345,399	2,030,477	345,399	2,030,477
Miscellaneous	228	257	228	257
Total other income (expense)	308,086	1,966,472	273,213	1,897,432

INCOME (LOSS) BEFORE INCOME TAXES	179,263	1,751,032	(31,510)	1,341,981

INCOME TAX EXPENSE – CURRENT	-	(3,846)	-	(3,846)
TOTAL INCOME TAX PROVISION	-	(3,846)	-	(3,846)

NET INCOME (LOSS)	$179,263	$1,747,186	$(31,510)	$1,338,135

EARNINGS (LOSS) PER SHARE:
BASIC	$0.02	$0.16	$(0.00)	$0.13
DILUTED	$0.02	$0.16	$(0.00)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	10,669,229	10,669,229	10,643,571
DILUTED	10,669,229	10,669,229	10,669,229	10,643,571

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,510)	$1,338,135
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion and depreciation	249,508	370,108
Accretion of discount on asset retirement obligations	55,000	52,000
Gain on sale of oil and natural gas property	(345,399)	(2,030,477)
Changes in current assets and liabilities:
Accounts receivable	(3,713)	(88,722)
Income tax receivable	(5,638)	(8,359)
Prepaid expenses and other current assets	(13,570)	(36,971)
Accounts payable and accrued expenses	(20,191)	20,425
Oil and gas revenues payable	(1,890)	(18,982)
Net cash used in operating activities	(117,403)	(402,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(135,822)	(326,520)
Proceeds from sale of oil and natural gas property	370,000	2,145,000
Net cash provided by investing activities	234,178	1,818,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit - current	(176,500)	(2,115,000)
Net proceeds from issuance of common stock	-	187,220
Net cash used in financing activities	(176,500)	(1,927,780)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,725)	(512,143)

CASH AND CASH EQUIVALENTS, beginning of the period	408,656	880,067

CASH AND CASH EQUIVALENTS, end of the period	$348,931	$367,924

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$34,888	$136,471
Cash paid during the period for income taxes	$5,638	$8,359
Change in accrued capital expenditures	$96,380	$113,434

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

2.  Liquidity and Going Concern

Our condensed consolidated financial statements for the six months ended June 30, 2018 and 2017, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. Continued low oil and natural gas prices during 2017 and 2018 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of June 30, 2018, and December 31, 2017, the Company has a working capital deficit of approximately $2,865,000 and $3,122,000, respectively, primarily due to the classification of our line of credit as a current liability. Citibank is in a first lien position on all of our properties. On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of June 30, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, March 30, 2018, and June 30, 2018, as discussed below.

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

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to $2,761,632, our loan balance at December 31, 2017, and provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remained the same as under the first amendment to the forbearance. On July 25, 2018, we executed a ninth amendment to the original loan agreement and third amendment to the forbearance which extends it to September 30, 2018. The terms of the second amendment increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. All other terms remain the same as under the first amendment to the forbearance.

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

The Company was not in compliance with the NYSE American continued listing standards and received an official delisting notice on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

Our warrants were also delisted from the NYSE American on November 17, 2017, and then expired March 23, 2018.

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

The Company recognizes revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to its customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the sales, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contracts. Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as the Company uses knowledge of its properties and their historical performance, spot market prices and other factors as the basis for these estimates. At June 30, 2018, the Company had receivables related to contracts with customers of $379,530.

The following table summarizes revenue by major source for the three and six months ended June 30, 2018 and 2017. There was no impact related to the adoption of ASC 606 as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue Recognition” (“ASC 605”):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Oil	$540,408	$789,683	$965,416	$1,510,356
Natural Gas and NGL	52,204	91,292	93,043	185,347
Total oil, natural gas and NGL	$592,612	$880,975	$1,058,459	$1,695,703

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

5.  Oil and Natural Gas Properties

No wells were drilled or completed during the three or six months ended June 30, 2018 or 2017. The Company made no purchases of oil and natural gas properties during the quarter ended June 30, 2018 or 2017.

In the three months ended June 30, 2018, the Company sold its net interest in the Buchanan wells and associated acreage in the Spraberry field that were not economic to our interests. The gross proceeds for the Buchanan properties was $370,000 and the Company recognized a gain of $345,399. In the six months ended June 30, 2017, the Company sold its net interest in the Hermes, Cronos and Mercury wells. These wells were not economic to our interests. We also sold our net interest in the unproved Bilbrey acreage that was held by production. The gross proceeds from the sale of our net interest in these properties was $2,145,000 and we recognized a gain of $2,030,477.

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three or six months ended June 30, 2018.

6.  Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2017. The warrants expired March 23, 2018. The dilutive effect of the warrants for the six months ended June 30, 2018 and 2017, is presented below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$179,263	$1,747,186	$(31,510)	$1,338,135

Weighted average common stock outstanding	10,669,229	10,669,229	10,669,229	10,643,571
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	10,669,229	10,669,229	10,669,229	10,643,571

Earnings (loss) per share:
Basic	$0.02	$0.16	$(0.00)	$0.13
Diluted	$0.02	$0.16	$(0.00)	$0.13

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

The Company also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets. As a result, no income tax benefit was recognized by the Company for the three or six months ended June 30, 2018, or the year ended December 31, 2017. The Company had no income tax expense for the three or six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company recognized $3,846 in state income tax expense, which is less than a 1% income tax rate. This rate differs from the statutory federal and state rate due to net operating losses from prior years.

8.  Line of Credit

The Company has a line of credit with a bank with a borrowing base of $2,585,132 at June 30, 2018, and $2,761,632 at December 31, 2017. The amount outstanding under this line of credit was $2,585,132 at June 30, 2018, and $2,761,632 at December 31, 2017.

The amended loan agreement requires quarterly interest-only payments until expiration. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 5% as of June 30, 2018, and December 31, 2017. On July 25, 2018, we executed a ninth amendment to the original loan agreement and third amendment to the forbearance which increased the interest rate 2% for the term of the loan through September 30, 2018. The commitment fee is .50% of the unused borrowing base.

The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2018, and December 31, 2017, and is in technical default of the agreement. Citibank is in a first lien position on all our properties and assets.

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

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to $2,761,632, our loan balance at December 31, 2017, and provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment were the same as under the first amendment to the forbearance. On July 25, 2018, we executed a ninth amendment to the original loan agreement and third amendment to the forbearance which extends it to September 30, 2018. The terms of the second amendment increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. All other terms remain the same as under the first amendment to the forbearance.

9.  Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants had an exercise price of $4.00 and were exercisable over 6 years from the record date. Our warrants were delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired on March 23, 2018.

Phillip Roberson, President and CFO, was awarded, as part of his annual compensation, on his third anniversary date 5,000 shares, and will receive on his fourth anniversary date 6,000 shares, on his fifth anniversary date 7,000 shares, on his sixth anniversary date 8,000 shares, on his seventh anniversary date 9,000 shares, and each annual anniversary date thereafter 10,000 shares. However, Mr. Roberson declined the 5,000 and 6,000 shares that would have been awarded on his third and fourth anniversary dates, July 1, 2017 and 2018, respectively. On August 10, 2018, the Compensation Committee ratified the automatic extension of Mr. Roberson’s contract to July 1, 2019.

10.  Related Party

During 2018, the Company received netted Joint Interest Billing statements from Trivista Operating, LLC for approximately $78,000.  This amount was netted against disputed outstanding invoices which Trivista claims were acquired from the prior operator.  Trivista Operating, LLC is believed to be controlled by Natale Rea, who owns approximately 6.98% of the Company’s common stock through control of 2390530 Ontario Inc. and Natale Rea (2013) Family Trust.

11.  Legal Proceedings

As previously disclosed in the Company’s Current Report on Form 8-K dated May 8, 2018, the Company is a party to a civil action captioned Trivista Operating, LLC v. Bass Petroleum, Inc. and Fieldpoint Petroleum Corporation, Cause No. 16,539 in the District Court of Lee County, Texas, 335 Judicial District (the “Trivista Litigation”). Trivista filed suit for non-payment of outstanding disputed invoices of $107,000 plus attorney fees and court costs on February 26, 2018. Trivista Operating LLC is controlled by one of our major shareholders, Natale Rea (2013) Family Trust. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

12.  Subsequent Events

The Company is a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

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

Going concern

We had a net loss of $31,510 and net income of $1,338,135 for the six months ended June 30, 2018 and 2017, respectively and continue to have negative operating cash flow in both periods. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2017 and 2016, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern”. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

The Company was delisted from the NYSE American on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares and resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

In the six months ended June 30, 2018, the Company sold its net interest in the Buchanan wells in the Spraberry field that were not economic to our interests. The gross proceeds for the wells was $370,000 and the Company recognized a gain of $345,399. The Company used $176,500 of the proceeds to pay toward the principal balance of our line of credit. During the three months ended June 30, 2017, the company sold non-producing and non-economic assets in Lea County, New Mexico, and used $2,115,000 of the proceeds to pay toward the principal balance of our line of credit.

The Company’s plans to mitigate our current financial situation is in Note 2 – Liquidity and Going Concern in the financial statements for the six months ended June 30, 2018.

Results of Operations

Comparison of three months ended June 30, 2018, to the three months ended June 30, 2017

	Quarter Ended June 30,
	2018	2017
Revenue:
Oil sales	$540,408	$789,683
Natural gas sales	52,204	91,292
Total oil and natural gas sales	$592,612	$880,975

Sales volumes:
Oil (Bbls)	8,590	15,776
Natural gas (Mcf)	28,078	31,925
Total (BOE)	13,270	21,096

Average sales prices:
Oil ($/Bbl)	$62.91	$50.06
Natural gas ($/Mcf)	1.86	2.86
Total ($/BOE)	$44.66	$41.76

Costs and expenses ($/BOE)
Production expense (lifting costs)	$20.90	$28.24
Depletion and depreciation	11.21	10.12
Accretion of discount on asset retirement obligations	2.11	1.23
General and administrative	20.98	13.27
Total	$55.20	$52.86

Oil and natural gas sales revenues decreased 33% or $288,363 to $592,612 for the three months ended June 30, 2018, from the comparable 2017 period. Average oil sales prices increased 26% to $62.91 for the three months ended June 30, 2018, compared to $50.06 for the period ended June 30, 2017. Average natural gas sales prices decreased 35% to $1.86 for the three months ended June 30, 2018, compared to $2.86 for the period ended June 30, 2017. Decreased oil and natural gas production, due in part to the sale of fields that were noneconomic, and lower commodity prices for natural gas accounted for a decrease in revenue of approximately $399,000. Higher commodity prices for oil accounted for an increase in revenue of approximately $111,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 53% or $318,386 to $277,257 for the three months ended June 30, 2018, from the comparable 2017 period. This was primarily due to a decrease in workover activity and operating costs associated with properties sold in 2017. Lifting costs per BOE decreased $7.34 to $20.90 for the 2018 period compared to $28.24 for the three months ended June 30, 2017, due mainly to decreased workover activity and general decreases in costs and lease operating expenses associated with properties sold in 2017, which had higher than average operating costs per BOE. We anticipate lease operating expenses to decline slightly over the following quarters due to less anticipated work over activity and a decrease in costs and lease operating expenses associated with properties sold in 2017 which had higher than average operating costs per BOE.

Depletion and depreciation decreased 30% or $64,800 to $148,754 for the three months ended June 30, 2018, versus $213,554 in the 2017 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended June 30, 2018.

General and administrative costs decreased 1% or $1,503 to $278,431 for the three months ended June 30, 2018, from the three months ended June 30, 2017. This was primarily attributable to a decrease in professional services. At this time, the Company anticipates general and administrative expenses to remain stable in the coming quarters.

Other income, net for the quarter ended June 30, 2018, was $308,086, which included gain on sale of oil and natural gas properties of $345,399. Interest expense was $37,571 for the three months ended June 30, 2018. Other income, net for the quarter ended June 30, 2017, was $1,966,472, which included gain on sale of oil and natural gas properties of $2,030,477. Interest expense was $64,277 for the three months ended June 30, 2017.

Results of Operations

Comparison of six months ended June 30, 2018, to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	2017
Revenue:
Oil sales	$965,416	$1,510,356
Natural gas sales	93,043	185,347
Total oil and natural gas sales	$1,058,459	$1,695,703

Sales volumes:
Oil (Bbls)	16,204	30,714
Natural gas (Mcf)	41,945	61,925
Total (BOE)	23,195	41,035

Average sales prices:
Oil ($/Bbl)	$59.58	$49.18
Natural gas ($/Mcf)	2.22	2.99
Total ($/BOE)	$45.63	$41.32

Costs and expenses ($/BOE)
Production expense (lifting costs)	$21.93	$31.86
Depletion and depreciation	10.76	9.02
Accretion of discount on asset retirement obligations	2.37	1.27
General and administrative	25.35	13.74
Total	$60.41	$55.89

Oil and natural gas sales revenues decreased 38% or $637,244 to $1,058,459 for the six months ended June 30, 2018, from the comparable 2017 period. Average oil sales prices increased 21% to $59.58 for the six months ended June 30, 2018, compared to $49.18 for the six months ended June 30, 2017. Average natural gas sales prices decreased 26% to $2.22 for the six months ended June 30, 2018, compared to $2.99 for the six months ended June 30, 2017. Decreased oil and natural gas production and lower commodity prices for natural gas accounted for a decrease in revenue of approximately $806,000. Higher commodity prices for oil accounted for an increase in revenue of approximately $169,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 61% or $798,780 to $508,738 for the six months ended June 30, 2018, from the comparable 2017 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE decreased $9.93 to $21.93 for the 2018 period compared to $31.86 for the six months ended June 30, 2017, due mainly to decreased workover activity and general decreases in costs and lease operating expenses associated with properties sold in 2017, which had higher than average operating costs per BOE. We anticipate lease operating expenses to decline slightly over the following quarters due to a decrease in costs and lease operating expenses associated with properties sold in 2017.

Depletion and depreciation decreased 33% or $120,600 to $249,508 for the six months ended June 30, 2018, versus $370,108 in the 2017 comparable period. This was primarily due to a lower depletable base and lower production volumes during the six months ended June 30, 2018.

General and administrative costs increased 4% or $24,116 to $588,058 for the six months ended June 30, 2018, from the six months ended June 30, 2017. This was primarily attributable to an increase in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other income, net for the six months ended June 30, 2018, was $273,213 which included gain on sale of oil and natural gas properties of $345,399. Other income, net for the six months ended June 30, 2017, was $1,897,432, which included gain on sale of oil and natural gas properties of $2,030,477. Interest expense was $72,459 and $133,331 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash flow used in operating activities was $117,403 for the six months ended June 30, 2018, as compared to $402,843 of cash flow used in operating activities in the comparable 2017 period. The decrease in cash flows used in operating activities was primarily due to the decrease in production expenses during the six months ended June 30, 2018.

Cash flow provided by investing activities was $234,178 for the six months ended June 30, 2018, due to proceeds from sale of oil and natural gas properties of $370,000 offset by additions to oil and natural gas properties and equipment of $135,822. Cash flow provided by investing activities was $1,818,480 for the six months ended June 30, 2017, which included proceeds of $2,145,000 from the sale of oil and natural gas properties, offset by $326,520 in additions to oil and natural gas properties and equipment.

Cash flow used in financing activities was a payment of $176,500 principal on our credit facility during the six months ended June 30, 2018. Cash flow used in financing activities was $1,927,780 primarily due to payment of $2,115,000 principal on the line of credit that was partially offset by proceeds of $187,220 from the sale of common stock during the six months ended June 30, 2017.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of June 30, 2018, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original loan agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and pay all associated legal expenses. Furthermore, under the agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to our current loan balance of $2,761,632 and it provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remained the same as under the first amendment to the forbearance. On July 25, 2018, we executed a ninth amendment to the original loan agreement and third amendment to the forbearance which extends it to September 30, 2018. The terms of the second amendment increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. All other terms remain the same as under the first amendment to the forbearance.

The Company was delisted from the NYSE American on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital since we are no longer eligible to register securities on Form S-3 or undertake at-the-market offerings under Rule 415.

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the Exchange and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

Subsequent Events

The Company is a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

PART I

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at June 30, 2018 or 2017.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Current Report on Form 8-K dated May 8, 2018, the Company is a party to a civil action captioned Trivista Operating, LLC v. Bass Petroleum, Inc. and Fieldpoint Petroleum Corporation, Cause No. 16,539 in the District Court of Lee County, Texas, 335 Judicial District (the “Trivista Litigation”). Trivista Operating LLC is controlled by one of our major shareholders, Natale Rea (2013) Trust. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

The Company is a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company disputes that it has any liability to the plaintiff in that action and intends to vigorously defend same.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities

On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of June 30, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, March 30, 2018, and on June 30, 2018, as discussed below.

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

On December 29, 2017, we executed a seventh amendment to the original loan agreement and first amendment to the forbearance, which reduced our borrowing base to $2,761,632, our loan balance at December 31, 2017, and provided for Citibank’s forbearance from exercising remedies relating to the current defaults including the principal payment deficiencies. The Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all of the fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original loan agreement and second amendment to the forbearance which extended it to June 30, 2018. The terms of the second amendment remained the same as under the first amendment to the forbearance. On July 25, 2018, we executed a ninth amendment to the original loan agreement and third amendment to the forbearance which extends it to September 30, 2018. The terms of the second amendment increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. All other terms remain the same as under the first amendment to the forbearance.

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

Date: August 14, 2018	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: August 14, 2018	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer