Form 10-Q
period 2018-09-30
FIELDPOINT PETROLEUM CORP
filed 2018-11-14
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018

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

As of November 12, 2018, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$281,375	$408,656
Accounts receivable:
Oil and natural gas sales	405,702	366,939
Joint interest billings, less allowance for doubtful accounts of approximately $237,000 each period	256,878	260,816
Income tax receivable	33,115	25,057
Prepaid expenses and other current assets	75,277	48,998
Total current assets	1,052,347	1,110,466

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,791,838	33,753,833
Other equipment	117,561	117,561
Less accumulated depletion, depreciation and impairment	(27,790,078)	(27,425,652)
Net property and equipment	6,119,321	6,445,742

OTHER ASSETS	158,428	157,227

Total assets	$7,330,096	$7,713,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$2,585,132	$2,761,632
Accounts payable and accrued expenses	789,890	897,101
Oil and gas revenues payable	425,202	427,859
Asset retirement obligation - current	139,470	146,066
Total current liabilities	3,939,694	4,232,658

ASSET RETIREMENT OBLIGATION	1,759,017	1,678,420
Total liabilities	5,698,711	5,911,078

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 10,669,229 shares issued and outstanding, respectively	115,962	115,962
Additional paid-in capital	13,715,668	13,715,668
Accumulated deficit	(10,233,353)	(10,062,381)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity	1,631,385	1,802,357

Total liabilities and stockholders’ equity	$7,330,096	$7,713,435
See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE:
Oil and natural gas sales	$565,975	$682,703	$1,624,434	$2,378,406
Well operational and pumping fees	1,262	1,263	5,932	3,786
Disposal fees	30,412	17,175	63,864	57,066
Total revenue	597,649	701,141	1,694,230	2,439,258

COSTS AND EXPENSES:
Production expense	265,141	453,605	773,879	1,761,123
Depletion and depreciation	118,554	168,465	368,062	538,573
Accretion of discount on asset retirement obligations	27,000	26,000	82,000	78,000
General and administrative	285,488	283,968	873,546	847,910
Total costs and expenses	696,183	932,038	2,097,487	3,225,606

OPERATING LOSS	(98,534)	(230,897)	(403,257)	(786,348)

OTHER INCOME (EXPENSE):
Interest income	49	15	94	44
Interest expense	(46,642)	(40,621)	(119,101)	(173,952)
Gain on sale of oil and natural gas property	-	1,173,193	345,399	3,203,670
Miscellaneous	131	237	359	494
Total other income (expense)	(46,462)	1,132,824	226,751	3,030,256

INCOME (LOSS) BEFORE INCOME TAXES	(144,996)	901,927	(176,506)	2,243,908

INCOME TAX EXPENSE – CURRENT	(14,657)	(822)	(14,657)	(4,668)
INCOME TAX BENEFIT (EXPENSE) – DEFERRED	20,191	-	20,191	-
TOTAL INCOME TAX PROVISION	5,534	(822)	5,534	(4,668)

NET INCOME (LOSS)	$(139,462)	$901,105	$(170,972)	$2,239,240

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.01)	$0.08	$(0.02)	$0.21
DILUTED	$(0.01)	$0.08	$(0.02)	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	10,669,229	10,669,229	10,652,218
DILUTED	10,669,229	10,669,229	10,669,229	10,652,218

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(170,972)	$2,239,240
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	368,062	538,573
Accretion of discount on asset retirement obligations	82,000	78,000
Gain on sale of oil and natural gas property	(345,399)	(3,203,670)
Deferred income tax benefit	(20,191)	-
Changes in current assets and liabilities:
Accounts receivable	(34,825)	(82,558)
Income tax receivable	(8,058)	(13,825)
Prepaid expenses and other current assets	(26,279)	(21,130)
Accounts payable and accrued expenses	(8,429)	23,035
Oil and gas revenues payable	(2,657)	(19,769)
Net cash used in operating activities	(166,748)	(462,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(154,033)	(349,069)
Proceeds from sale of oil and natural gas property	370,000	3,345,000
Net cash provided by investing activities	215,967	2,995,931

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit - current	(176,500)	(3,115,000)
Net proceeds from issuance of common stock	-	187,220
Net cash used in financing activities	(176,500)	(2,927,780)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(127,281)	(393,953)

CASH AND CASH EQUIVALENTS, beginning of the period	408,656	880,067

CASH AND CASH EQUIVALENTS, end of the period	$281,375	$486,114

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$72,459	$200,758
Cash paid during the period for income taxes	$7,027	$13,100
Change in accrued capital expenditures	$87,791	$69,591

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Business, Organization and Basis of Preparation and Presentation

FieldPoint Petroleum Corporation (“the Company”, “FieldPoint”, “our” or “we”) is incorporated under the laws of the state of Colorado. The Company is engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, Texas and Wyoming.

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

2.
Liquidity and Going Concern

Our condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017, were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. Continued low oil and natural gas prices during 2017 and 2018 have had a significant adverse impact on our business, and as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

As of September 30, 2018, and December 31, 2017, the Company has a working capital deficit of approximately $2,887,000 and $3,122,000, respectively, primarily due to the classification of our line of credit as a current liability. Citibank is in a first lien position on all of our properties. On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. The line of credit provides for certain financial covenants and ratios measured quarterly which include current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of September 30, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, March 30, 2018, June 30, 2018 and September 30, 2018, as discussed below.

In October 2016, we executed a sixth amendment to the original Loan Agreement, which provides for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the Forbearance Agreement, Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original Loan Agreement and first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our loan balance at December 31, 2017), and provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. This amended Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements, such as weekly cash reports, and pay all fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original Loan Agreement and second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement remained the same as under the foregoing first amendment. On July 25, 2018, we executed a ninth amendment to the original Loan Agreement and third amendment to the Forbearance Agreement which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement and third amendment to the Forbearance Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. On November 7, 2018, we executed our tenth amendment to the Loan Agreement and fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance Agreement remained the same as the foregoing third agreement.

We are taking the following steps to mitigate our current financial situation. We are actively meeting with investors for possible equity investments, including business combinations. We are continuing our effort to identify and market all possible non-producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow. We are also investigating other possible sources to refinance our debt as we continue to pay down our outstanding senior debt balance with a minimal effect on cash flow and our assets by selling properties that are non-producing or low producing. Finally, we are continuing discussions with various individuals and groups that could be willing to provide capital to fund operations and growth of the Company.

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

Our shares are now traded on the over-the-counter market under the symbol FPPP which is more volatile than the NYSE and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our existing Loan Agreement, our ability to cure any defaults that occur under our Loan Agreement or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a going concern is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or to have positive cash flow from operations to address all our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

4.
Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective approach, which only applies to contracts that were not completed as of the date of the adoption. The adoption did not require an adjustment to operating retained earnings for the cumulative effect adjustment and does not have a material impact on the Company’s ongoing consolidated balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

The Company recognizes revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to its customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the sales, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contracts. Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as the Company uses knowledge of its properties and their historical performance, spot market prices and other factors as the basis for these estimates. At September 30, 2018, the Company had receivables related to contracts with customers of $405,702.

The following table summarizes revenue by major source for the three and nine months ended September 30, 2018 and 2017. There was no impact related to the adoption of ASC 606 as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue Recognition” (“ASC 605”):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Oil	$501,078	632,970	1,466,494	2,143,326
Natural Gas and NGL	64,897	49,733	157,940	235,080
Total oil, natural gas and NGL	$565,975	682,703	1,624,434	2,378,406

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

5.
Oil and Natural Gas Properties

No wells were drilled or completed during the three or nine months ended September 30, 2018 or 2017. The Company made no purchases of oil and natural gas properties during the quarters ended September 30, 2018 or 2017.

In the nine months ended September 30, 2018, the Company sold its net interest in the Buchanan wells and associated acreage in the Spraberry field that were not economic to our interests. The gross proceeds for the Buchanan properties was $370,000 and the Company recognized a gain of $345,399 related to this property sale. In the nine months ended September 30, 2017, the Company sold its net interest in properties that were not economic to our interests, as well as non-producing leasehold and unproved acreage that was held by production. We recognized a gain of approximately $3,204,000 from the sale of these properties during the nine months ended September 30, 2017.

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three or nine months ended September 30, 2018.

6.
Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2017. The warrants expired March 23, 2018. The dilutive effect of the warrants for the nine months ended September 30, 2018 and 2017, is presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(139,462)	$901,105	$(170,972)	$2,239,240

Weighted average common stock outstanding	10,669,229	10,669,229	10,669,229	10,652,218
Weighted average dilutive effect of stock warrants	-	-	-	-
Dilutive weighted average shares	10,669,229	10,669,229	10,669,229	10,652,218

Earnings (loss) per share:
Basic	$(0.01)	$0.08	$(0.02)	$0.21
Diluted	$(0.01)	$0.08	$(0.02)	$0.21

7.
Income Taxes

On December 22, 2017, the President of the United States signed into law what is informally called the Tax Cuts and Jobs Act of 2017 (“the Act”), a comprehensive U.S. tax reform package that became effective January 1, 2018. The Act, among other things, lowered the corporate income tax rate from 35% to 21%, repealed the Alternative Minimum Tax and made the AMT credit refundable. Accounting rules require companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation was enacted. We recorded a total income tax benefit of $157,227 in the year ended December 31, 2017, the amount of our AMT credit that will be refundable in tax years beginning after 2017. For the tax year ended December 31, 2017, the Company owed $20,191 in alternative minimum tax. The tax liability was reduced $18,990 by the AMT credit from prior years, leaving a balance due of $1,201 on Form 1120. The net amount of AMT paid by the Company increased the AMT credit refundable by $1,201 to $158,428. This refund is reported as a long-term asset in other assets on the consolidated balance sheet.

The Company also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets. As a result, no income tax benefit was recognized by the Company for the three or nine months ended September 30, 2017. The Company reported $14,657 income tax expense and $20,191 income tax benefit, for net benefit of $5,534 for the three or nine months ended September 30, 2018. The tax rate for the nine months ended September 30, 2018, is approximately 3%, which differs from the statutory federal and state rate due to net operating losses and utilization of the AMT credit from prior years. For the three and nine months ended September 30, 2017, the Company recognized $822 and $4,668, respectively, in state income tax expense, which is less than 1% income tax rate. This rate differs from the statutory federal and state rate due to net operating losses from prior years.

8.
Line of Credit

The Company has a line of credit with Citibank with a borrowing base of $2,585,132 at September 30, 2018, and $2,761,632 at December 31, 2017. The amount outstanding under this line of credit was $2,585,132 at September 30, 2018, and $2,761,632 at December 31, 2017.

The line of credit requires quarterly interest-only payments until expiration. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 5% as of September 30, 2018 and December 31, 2017. On July 25, 2018, we executed a ninth amendment to the original Loan Agreement which increased the interest rate 2% for the term of the loan. On November 7, 2018, we executed the tenth amendment to the original Loan Agreement with no change in borrowing rate from the ninth amendment to the original loan agreement.

The commitment fee is .50% of the unused borrowing base. The line of credit provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2018 and December 31, 2017, and is in technical default of the agreement. Citibank is in a first lien position on all our properties and assets.

In October 2016, we executed a sixth amendment to the original Loan Agreement and a Forbearance Agreement, which provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the Forbearance Agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original Loan Agreement and first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our loan balance at December 31, 2017) and provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The first amendment to the Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original Loan Agreement and second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement were the same as under the foregoing first amendment. On July 25, 2018, we executed a ninth amendment to the original Loan Agreement and third amendment to the Forbearance Agreement, which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. The terms of the third amendment to the Forbearance Agreement remain the same as under the foregoing second amendment. On November 7, 2018, we executed our tenth amendment to the original Loan Agreement and fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance agreement are substantially the same as under the forgoing third amendment.

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

The Company is a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company settled the lawsuit on September 10, 2018, for a total payment of $13,500. An Order Granting Dismissal with Prejudice was signed by the presiding judge.

12.
Subsequent Events

During October 2018, the Company sold approximately 6,000 feet of used surplus production tubing to an entity controlled by a shareholder, Mike Herman, for $24,000. We believe this is a fair market price for the tubing and did not have a facility to store it or any other offers to purchase the tubing.

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

Going concern

We had a net loss of $170,972 and net income of $2,239,240 for the nine months ended September 30, 2018 and 2017, respectively and continue to have negative operating cash flow in both periods. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2017 and 2016, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern”. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

In the nine months ended September 30, 2018, the Company sold its net interest in the Buchanan wells in the Spraberry field that were not economic to our interests. The gross proceeds for the wells was $370,000 and the Company recognized a gain of $345,399. The Company used $176,500 of the proceeds to pay toward the principal balance of our line of credit. During the nine months ended September 30, 2017, the company sold non-producing and non-economic assets and used $3,115,000 of the proceeds to pay toward the principal balance of our line of credit.

The Company’s plans to mitigate our current financial situation is in Note 2 – Liquidity and Going Concern in the financial statements for the nine months ended September 30, 2018.

Results of Operations

Comparison of three months ended September 30, 2018, to the three months ended September 30, 2017

	Quarter Ended September 30,
	2018	2017
Revenue:
Oil sales	$501,078	$632,970
Natural gas sales	64,897	49,733
Total oil and natural gas sales	$565,975	$682,703

Sales volumes:
Oil (Bbls)	8,176	14,233
Natural gas (Mcf)	18,142	17,807
Total (BOE)	11,200	17,201

Average sales prices:
Oil ($/Bbl)	$61.29	$44.47
Natural gas ($/Mcf)	3.58	2.79
Total ($/BOE)	$50.53	$39.69

Costs and expenses ($/BOE)
Production expense (lifting costs)	$23.67	$26.37
Depletion and depreciation	10.59	9.80
Accretion of discount on asset retirement obligations	2.41	1.51
General and administrative	25.49	16.51
Total	$62.16	$54.19

Oil and natural gas sales revenues decreased 17% or $116,728 to $565,975 for the three months ended September 30, 2018, from the comparable 2017 period. Average oil sales prices increased 38% to $61.29 for the three months ended September 30, 2018, compared to $44.47 for the period ended September 30, 2017. Average natural gas sales prices increased 28% to $3.58 for the three months ended September 30, 2018, compared to $2.79 for the period ended September 30, 2017. Decreased oil and natural gas production, due in part to the sale of fields that were noneconomic, accounted for a decrease in revenue of approximately $269,000. Higher commodity prices for oil and natural gas accounted for an increase in revenue of approximately $152,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 42% or $188,464 to $265,141 for the three months ended September 30, 2018, from the comparable 2017 period. This was primarily due to a decrease in workover activity and operating costs associated with properties sold in 2017. Lifting costs per BOE decreased $2.70 to $23.67 for the 2018 period compared to $26.37 for the three months ended September 30, 2017, due mainly to decreased workover activity and general decreases in costs and lease operating expenses. We anticipate lease operating expenses to decline slightly over the following quarters due to less anticipated work over activity and a decrease in costs and lease operating expenses associated with properties sold in 2017 which had higher than average operating costs per BOE.

Depletion and depreciation decreased 30% or $49,911 to $118,554 for the three months ended September 30, 2018, versus $168,465 in the 2017 comparable period. This was primarily due to a lower depletable base and lower production volumes during the three months ended September 30, 2018.

General and administrative costs increased 1% or $1,520 to $285,488 for the three months ended September 30, 2018, from the three months ended September 30, 2017. This was primarily attributable to an increase in professional services. At this time, the Company anticipates general and administrative expenses to remain stable in the coming quarters.

Other expense, net for the quarter ended September 30, 2018, was $46,462. Interest expense was $46,642 for the three months ended September 30, 2018. Other income, net for the quarter ended September 30, 2017, was $1,132,824, which included gain on sale of oil and natural gas properties of $1,173,193. Interest expense was $40,621 for the three months ended September 30, 2017.

Results of Operations

Comparison of nine months ended September 30, 2018, to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017
Revenue:
Oil sales	$1,466,494	$2,143,326
Natural gas sales	157,940	235,080
Total oil and natural gas sales	$1,624,434	$2,378,406

Sales volumes:
Oil (Bbls)	24,380	44,947
Natural gas (Mcf)	60,087	79,732
Total (BOE)	34,395	58,235

Average sales prices:
Oil ($/Bbl)	$60.15	$47.69
Natural gas ($/Mcf)	2.63	2.95
Total ($/BOE)	$47.23	$40.84

Costs and expenses ($/BOE)
Production expense (lifting costs)	$22.50	$30.24
Depletion and depreciation	10.70	9.25
Accretion of discount on asset retirement obligations	2.38	1.34
General and administrative	25.40	14.56
Total	$60.98	$55.39

Oil and natural gas sales revenues decreased 32% or $753,972 to $1,624,434 for the nine months ended September 30, 2018, from the comparable 2017 period. Average oil sales prices increased 26% to $60.15 for the nine months ended September 30, 2018, compared to $47.69 for the nine months ended September 30, 2017. Average natural gas sales prices decreased 11% to $2.63 for the nine months ended September 30, 2018, compared to $2.95 for the nine months ended September 30, 2017. Decreased oil and natural gas production and lower commodity prices for natural gas accounted for a decrease in revenue of approximately $1,058,000. Higher commodity prices for oil accounted for an increase in revenue of approximately $304,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense decreased 56% or $987,244 to $773,879 for the nine months ended September 30, 2018, from the comparable 2017 period. This was primarily due to a decrease in unexpected workover activity and operating costs. Lifting costs per BOE decreased $7.74 to $22.50 for the 2018 period compared to $30.24 for the nine months ended September 30, 2017, due mainly to decreased workover activity and general decreases in costs and lease operating expenses associated with properties sold in 2017, which had higher than average operating costs per BOE. We anticipate lease operating expenses to decline slightly over the following quarters due to a decrease in costs and lease operating expenses associated with properties sold in 2017.

Depletion and depreciation decreased 32% or $170,511 to $368,062 for the nine months ended September 30, 2018, versus $538,573 in the 2017 comparable period. This was primarily due to a lower depletable base and lower production volumes during the nine months ended September 30, 2018.

General and administrative costs increased 3% or $25,636 to $873,546 for the nine months ended September 30, 2018, from the nine months ended September 30, 2017. This was primarily attributable to an increase in salaries and professional services. At this time, the Company anticipates general and administrative expenses to remain stable or increase slightly in the coming quarters.

Other income, net for the nine months ended September 30, 2018, was $226,751 which included gain on sale of oil and natural gas properties of $345,399. Other income, net for the nine months ended September 30, 2017, was $3,030,256, which included gain on sale of oil and natural gas properties of $3,203,670. Interest expense was $119,101 and $173,952 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash flow used in operating activities was $166,748 for the nine months ended September 30, 2018, as compared to $462,104 of cash flow used in operating activities in the comparable 2017 period. The decrease in cash flows used in operating activities was primarily due to the decrease in gain on sale of oil and natural gas properties during the nine months ended September 30, 2018.

Cash flow provided by investing activities was $215,967 for the nine months ended September 30, 2018, due to proceeds from sale of oil and natural gas properties of $370,000 offset by additions to oil and natural gas properties and equipment of $154,033. Cash flow provided by investing activities was $2,995,931 for the nine months ended September 30, 2017, which included proceeds of $3,345,000 from the sale of oil and natural gas properties, offset by $349,069 in additions to oil and natural gas properties and equipment.

Cash flow used in financing activities was a payment of $176,500 principal on our credit facility during the nine months ended September 30, 2018. Cash flow used in financing activities was $2,927,780 primarily due to payment of $3,115,000 principal on the line of credit that was partially offset by proceeds of $187,220 from the sale of common stock during the nine months ended September 30, 2017.

We are out of compliance with the current ratio, leverage ratio, and interest coverage ratio required by our line of credit as of September 30, 2018, and are in technical default of the agreement. In October 2016, we executed a sixth amendment to the original Loan Agreement and a Forbearance Agreement, which provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the Forbearance Agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original Loan Agreement and first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our loan balance at December 31, 2017) and provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The first amendment to the Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original Loan Agreement and second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement were the same as under the foregoing first amendment. On July 25, 2018, we executed a ninth amendment to the original Loan Agreement and third amendment to the Forbearance Agreement, which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. The terms of the third amendment to the Forbearance Agreement remain the same as under the foregoing second amendment. On November 7, 2018, we executed our tenth amendment to the original Loan Agreement and fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance agreement are substantially the same as under the forgoing third amendment.

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

Subsequent Events

During October 2018, the Company sold approximately 6,000 feet of used surplus production tubing to an entity controlled by a shareholder, Mike Herman, for $24,000. We believe this is a fair market price for the tubing and did not have a facility to store it or any other offers to purchase the tubing.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with authoritative guidance. Accordingly, unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. There were no commodity positions open at September 30, 2018 or 2017.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

The Company is a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company settled the lawsuit on September 10, 2018, for a total payment of $13,500. An Order Granting Dismissal with Prejudice was signed by the presiding judge.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities

On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of September 30, 2018, and we do not expect to regain compliance in 2018.  A Forbearance Agreement was executed in October 2016 and amended on December 29, 2017, March 30, 2018, and on September 30, 2018, as discussed below.

In October 2016, we executed a sixth amendment to the original Loan Agreement and a Forbearance Agreement, which provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports, monthly accounts payable reports and that we pay all associated legal expenses. Furthermore, under the Forbearance Agreement Citibank may sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which will be applied towards the outstanding principal balance.

On December 29, 2017, we executed a seventh amendment to the original Loan Agreement and first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our loan balance at December 31, 2017) and provided for Citibank’s forbearance from exercising remedies relating to the current defaults, including the principal payment deficiencies. The first amendment to the Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports and pay all fees and expenses of the Lender’s counsel invoiced on or before the effective date. On March 30, 2018, we executed an eighth amendment to the original Loan Agreement and second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement were the same as under the foregoing first amendment. On July 25, 2018, we executed a ninth amendment to the original Loan Agreement and third amendment to the Forbearance Agreement, which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. The terms of the third amendment to the Forbearance Agreement remain the same as under the foregoing second amendment. On November 7, 2018, we executed our tenth amendment to the original Loan Agreement and fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance agreement are substantially the same as under the forgoing third amendment.

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

Date: November 14, 2018	By: /s/ Roger D. Bryant Roger D. Bryant, Principal Executive Officer

Date: November 14, 2018	By: /s/ Phillip H. Roberson Phillip H. Roberson, Principal Financial Officer