Form 10-K
period 2018-12-31
FIELDPOINT PETROLEUM CORP
filed 2019-04-15
CIK 316736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was $1,272,718.

The number of shares outstanding of the registrant’s common stock as of March 30, 2019, is 10,669,229.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

●
our ability to continue as a going concern;

●
our ability to comply with the covenants in our revolving credit facility;

●
our leverage negatively affecting the semi-annual redetermination of our revolving credit facility;

●
uncertainties in drilling, exploring for and producing oil and gas;

●
oil, NGLs and natural gas prices;

●
overall United States and global economic and financial market conditions;

●
domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;

●
actions of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

●
our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

●
our ability to maintain a sound financial position;

●
issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;

●
our cash flows and liquidity;

●
the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

●
disruption of credit and capital markets;

●
disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;

●
marketing of oil, NGLs and natural gas;

●
high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

●
competition in the oil and gas industry;

●
uncertainty regarding our future operating results;

●
profitability of drilling locations;

●
interpretation of 3-D seismic data;

●
replacing our oil, NGLs and natural gas reserves;

●
our ability to retain and attract key personnel;

●
our business strategy, including our ability to recover oil, NGLs and natural gas;

●
development of our current asset base or property acquisitions;

●
estimated quantities of oil, NGLs and natural gas reserves and present value thereof;

●
plans, objectives, expectations and intentions contained in this report that are not historical; and

●
other factors discussed under Item 1A. “Risk Factors” in this report.

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

Business Strategy

Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return by pursuing the strategies discussed below. The Company recognizes that the ability to implement its business strategy is largely dependent on the ability to raise additional debt or equity capital to regain compliance with our line of credit agreement (“the Loan Agreement”) before we can fund future acquisition, exploration, drilling and development activities. The Company’s capital resources are discussed more thoroughly in Part II, Item 7, in Management’s Discussion and Analysis.

In response to deteriorating and volatile commodity prices, we halted our drilling activity beginning in 2015, which has led to a natural decline in production. Commodity prices have continued to remain volatile. As of December 31, 2018 and 2017, the Company had a working capital deficit of approximately $3,166,000 and $3,122,000, respectively, primarily due to the classification of our line of credit with Citibank as a current liability. The Loan Agreement provides for certain financial covenants and ratios measured quarterly, which include a current ratio, leverage ratio and interest coverage ratio requirements. The Company was out of compliance with all three ratios as of December 31, 2018 and 2017, and we do not expect to regain compliance in 2019. These factors raise substantial doubt about our ability to continue as a going concern. See Note 2 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and our ability to regain compliance with the financial covenants under our revolving credit facility.

In order to improve our leverage position to regain compliance with our financial covenants under the revolving credit facility, we have been, and currently are, pursuing or considering a number of deleveraging and strategic actions, which in certain cases may require the consent of current lenders or stockholders.

We are also considering other financing alternatives and deleveraging transactions, including without limitation (i) raising new capital in private or public markets and (ii) restructuring our balance sheet through agreements with creditors. We are also considering operational matters such as improving cash flows from operations by continuing to reduce costs and intend to continue to pursue and consider other strategic alternatives, including: (i) actively meeting with investors for possible equity investments, including business combinations; (ii) identifying and marketing all possible non-producing or low producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow; (iii) investigating other possible sources to refinance our debt as we continue to pay down our outstanding line of credit balance with a minimal effect on cash flow. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

We also continue to position ourselves to resume production growth in the event of a continued and sustained commodity price recovery, by focusing on the following strategies:

Strengthen our balance sheet and financial flexibility. We intend to continue to explore a broad range of deleveraging alternatives as discussed above.

Operate our properties as a low-cost producer. We have significantly reduced per-unit lease operating expenses over the last three years.

Operations

As of December 31, 2018, the Company had varying ownership interest in 386 gross wells (95.71 net) located in five states. The Company operates 15 of the 386 wells; the other wells are operated by independent operators under contracts that are standard in the industry. It is a primary objective of the Company to operate some of the oil and natural gas properties in which it has an economic interest, and the Company will also partner with larger oil and natural gas companies to operate certain oil and natural gas properties in which the Company has an economic interest. The Company believes, with the responsibility and authority as operator, it is in a better position to control cost, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

The Company did not drill or complete any wells in 2018, and it is likely it will not drill or complete any wells in 2019. Our 2019 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. The eventual results of our strategic and deleveraging efforts may have a substantial impact on the Company’s capital expenditure budget. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate. To the extent there is a significant increase or decrease in commodity prices in the future or a change to our capital structure, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

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

Competition

The oil and gas industry is highly competitive, and we compete for personnel, prospective properties, producing properties and services with a substantial number of other companies that have greater resources. Many of these companies explore for, produce and market oil and gas, carry on refining operations and market the end products on a worldwide basis. We also face competition from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time-to-time by the United States government. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil, NGLs and gas and may prevent or delay the commencement or continuation of our operations.

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

We have used hydraulic fracturing to complete both horizontal and vertical wells in the Permian Basin. We engage third parties to provide hydraulic fracturing services to us for completion of these wells. While hydraulic fracturing is not required to maintain our leasehold acreage that is currently held by production from existing wells, it will likely be required in the future to develop the proved non-producing and proved undeveloped reserves associated with this acreage. All of our proved non-producing and proved undeveloped reserves associated with future drilling, completion and recompletion projects could require hydraulic fracturing.

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

Regulation of Production

Oil, NGL and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, some states, including Texas, impose a severance tax on production and sales of oil, NGLs and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

In response to the findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it did not require immediate reductions in GHG emissions. In 2015, the EPA issued a final rule to limit carbon emissions from new power plants and simultaneously released a final rule to limit carbon emissions from existing power plants (the latter rule is also known as the “Clean Power Plan”). The Clean Power Plan has been heavily litigated since its promulgation, and the decision by the DC Circuit Court of Appeals in December 2018 to continue to hold a number of consolidated Clean Power Plan cases in abeyance without yet ruling on the merits of the Clean Power Plan has contributed to the current uncertainty as the Clean Power Plan’s future. Further, the EPA under the Trump administration proposed in October 2017 to repeal the Clean Power Plan and in August 2018 to replace it with the Affordable Clean Energy Rule (“ACE”). The regulatory procedures required to complete the repeal of the Clean Power Plan and/or to finalize the ACE Rule may take years. If the Clean Poser Plan regulations ultimately are upheld or replaced, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels in new plants. In the past, the EPA has also indicated that it will propose new GHG emissions standards for refineries, which has not yet occurred.

In December 2010, the EPA enacted final rules on mandatory reporting of GHGs. The EPA has also published amendments to the rule containing technical and clarifying changes to certain GHG reporting requirements and a six-month extension for reporting GHG emissions from petroleum and natural gas industry sources. Under the amended rule, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. We do not expect that the EPA’s mandatory GHG reporting requirements will have a material adverse effect on our business, financial condition or results of operations.

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

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

Fluids associated with oil and gas production result from operations on the Company’s properties and may be disposed by injection in underground disposal wells. The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control program (the “UIC program”) promulgated under the SDWA and state programs regulate the drilling and operation of saltwater disposal wells. The EPA has delegated administration of the UIC program for Class II injection wells (including saltwater disposal wells) in Texas to the Railroad Commission of Texas (“RRC”). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

In addition, several cases have recently spotlighted the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Those petitions are currently pending. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by the EPA with respect to the issue, but should CWA permitting be required for saltwater injections wells, the costs of permitting and compliance for our operations could increase.

Currently, the Company believes that disposal well operations on its properties substantially comply with all applicable requirements under the SDWA and RRC rules. However, a change in the regulations or in how courts or governmental agencies interpret existing laws or the inability to obtain permits for new disposal wells in the future may affect the Company’s ability to dispose of produced waters and ultimately increase the cost of the Company’s operations. For example, there exists a growing concern that the injection of saltwater and other fluids into underground disposal wells triggers seismic activity in certain areas, including in some parts of Texas. In response to these concerns, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If thepermittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These recent seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or perhaps may require alternative methods of disposing of saltwater and other fluids, which could delay production schedules and also result in increased costs.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2018. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2019. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Administration

Office Facilities – The office space for the Company's executive office is located at 609 Castle Ridge Road, Suite 335, Austin, Texas 78746.

Employees – As of March 28, 2019, the Company had 3 employees, and the Company considers its relationship with its employees satisfactory.

ITEM 1A – RISK FACTORS.

Going concern

We had a net loss of $3,252,258 for the year ended December 31, 2018, and had an operating loss of $3,436,279. We have net income of $2,666,253 for the year ended December 31, 2017, but had an operating loss of $1,112,597. We expect that the Company will continue to experience operating losses and may have negative cash flow for so long as commodity prices remain depressed. The notes to our financial statements for the fiscal years ended December 31, 2018 and 2017, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or continue to have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate sufficient positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Failure to comply with any of the financial covenants contained in our revolving credit facility could cause an event of default and have a material adverse effect on our business.

Our revolving credit facility includes three principal financial covenants: (i) an interest coverage ratio, (ii) a current ratio and (iii) a leverage ratio covenant. Failure to comply with these covenants could cause an event of default under our revolving credit facility and have a material adverse effect on our business. As of December 31, 2018, we were not in compliance with all three ratios. Without further deleveraging actions, we do not expect to regain compliance in 2019. A failure to comply with the covenants, ratios or tests in our revolving credit facility, or any future indebtedness, could result in an event of default. If an event of default occurs and is not cured or waived, our lenders, (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. A potential event of default and subsequent acceleration of indebtedness would have a material adverse effect on our business, financial condition and results of operations, and raises substantial doubt about our ability to continue as a going concern.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon such redetermination, our borrowing base could be reduced, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. A downward redetermination would materially decrease our available liquidity, and if it causes our borrowings to exceed our borrowing base, we may not have sufficient liquidity to repay those amounts, which would result in an event of default under our revolving credit facility.

In the current commodity price environment, our borrowing base may be reduced following the upcoming semi-annual redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

Our operations are subject to cybersecurity risks.

Cybersecurity risks and cyber attacks that threaten information technology systems continue to grow at a rapid pace. These risks include, among other things, terrorist attacks, utility outages, theft, viruses, cyber of phishing-attacks, ransomware, malware, design defects, or human error. Risks associated with these threats include, among other things:

●
supply chain and transportation disruptions which could delay or halt our ability to produce and sell oil, NGLs and gas, resulting in a loss of revenues;
●
disruption or impairment of our and our customers’ business operations and safety procedures; and
●
inability to automatically process commercial transactions or engage in similar or computerized business activities.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Any such incident could have a material adverse effect on our business, financial condition and results of operations.

We engage in commodity derivative transactions which involve risks that can harm our business.

To manage our exposure to price risks in the marketing of our production, we may enter into commodity derivative agreements. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the commodity derivative. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is lower than expected. We are also exposed to the risk of non-performance by the counterparties to the commodity derivative agreements.

Federal and state legislation and regulatory initiatives and private litigation relating to hydraulic fracturing could stop or delay our development project and result in materially increased costs and additional operating restrictions.

All of our proved non-producing and proved undeveloped reserves associated with future drilling and completion projects could require hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to permitting delays and increases in costs. These developments, as well as new laws or regulations, could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations involve using some of the latest drilling and completion techniques available to us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to:

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates and allows for the expensing of capital expenditures. While past legislative proposals have included changes to certain key U.S. federal income tax provisions currently available to oil and gas companies including (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures, these specific changes are not included in the TCJA. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. However, the TCJA (i) eliminates the deduction for certain domestic production activities, (ii) imposes new limitations on the use of NOLs, (iii) limits the deductibility of performance based compensation to executive officers and (iv) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and significant additional limitations on the deductibility of interest, which may impact the taxation of oil and gas companies. This legislation or any future changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations, and cash flows.

We do not expect tax reform to have a material impact to our projection of cash taxes or to our NOLs. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil to fall and become more volatile over the last several years. Over the six month period ending December 31, 2018, the WTI Spot prices for oil per barrel (“Bbl”) have decreased by approximately 40% from the year high of $76. During the 52-week period ended December 31, 2018, the prices for oil per barrel ranged from a high of $76 to a low of $44 per Bbl, with the closing price on December 31, 2018, of approximately $45. Prices have rebounded slightly but may continue to be volatile and possibly decrease back to levels experienced during the last few years.

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

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments. In December 2016, our borrowing base with our senior lender was $5.5 million, at which time our outstanding drawn balance was approximately $6.5 million. In 2017, our senior lender decreased our borrowing base to approximately $2.7 which was equivalent to our outstanding drawn balance as of December 31, 2017, and the revolving credit facility matured in October 2016. Our borrowing base was lowered again on June 30, 2018, to $2,585,132, which was equivalent to our outstanding drawn balance as of December 31, 2018. We entered into a Forbearance Agreement in October 2016, which ran through January 1, 2018, and was amended December 29, 2017, March 31, 2018, June 30, 2018 and September 30, 2018. Although the Forbearance Agreement was again amended September 30, 2018, and again March 31, 2019, and was extended to June 30, 2019, we are currently in default under the line of credit, and as senior secured lender, Citibank could foreclose on our assets. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

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

At December 31, 2018, we had approximately $2.6 million in borrowings outstanding under our revolving credit facility. Our borrowing base was reduced by our senior lender to approximately $2.6 million due to the decrease in our reserve base in 2015 and sale of properties in 2017. The outstanding balance under our revolving credit facility is equal to the new borrowing base of $2.6 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon a further redetermination in 2019, our borrowing base could be reduced again, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If the significant reduction in commodity prices continues or accelerates, it is likely that our borrowing base will be reduced further in the next semi-annual borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

●
engage in transactions with affiliates;

●
create unrestricted subsidiaries;

●
enter into financing transactions; and

●
engage in certain business activities.

Our revolving credit facility provides for certain financial covenants and ratios measured quarterly which include a current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of December 31, 2018, and is in technical default of the agreement. Furthermore, the borrowing base under our line of credit was redetermined December 29, 2017, based on the value of proved reserves, and was reduced from $5.5 million to $2.7 million. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. As a result of the redetermination of the credit base, the Company does not have any capacity in its borrowing base as of December 31, 2018.

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

On December 29, 2017, we executed the seventh amendment to the Loan Agreement and the first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our line of credit balance at December 31, 2017), and provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. This amended Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements, such as weekly cash reports, and that we pay all fees and expenses of Citibank’s counsel invoiced on or before the effective date. On March 30, 2018, we executed the eighth amendment to the Loan Agreement and the second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement remained the same as under the foregoing first amendment. On July 25, 2018, we executed the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current line of credit balance of $2,585,132. On November 7, 2018, we executed the tenth amendment to the Loan Agreement and the fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance Agreement remained the same as the foregoing third amendment. On March 25, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. The terms of the fifth amendment to the Forbearance Agreement are substantially the same as under the forgoing fourth amendment.

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

The Company was not in compliance with the continued listing standards by November 13, 2017, and received an official delisting notice on November 16, 2017, which could have a significant adverse impact on our ability to raise additional capital.

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

Spraberry Trend, Midland County, Texas is a producing oil and natural gas field located 6 miles east of Midland, Texas. The Company owns a 6.5% working interest in one oil and natural gas well producing out of the Spraberry formation at a depth of approximately 7,000 feet. We divested our Buchanan wells, being all of our working interest in the wellbores and associated acreage, dated effective April 1, 2018, but retained our interest in the McClintic A#1 wellbore.

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

Lusk Field, Lea County, New Mexico is a producing oil and natural gas field located outside of Hobbs, New Mexico. The Company owns an 87.5%-100% working interest in three oil and natural gas wells producing out of the Bone Spring and Yates formations in Section 15 at depths ranging from approximately 3,400 feet to approximately 10,000 feet and a 43.75% working interest in three wells drilled and producing out of the Bone Spring formation. We also have a 14.06% working interest in one oil and natural gas well producing out of the Wolfcamp formation in Section 14. The Company also owns a 100% working interest in one water disposal well.

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

	Oil (bbl)		Gas (mcf)
Production by State	2018	2017	2018	2017
Louisiana	-	-	5,319	5,534
New Mexico	18,208	20,532	66,480	80,424
Oklahoma	4,386	18,986	6,577	14,445
Texas	6,360	9,456	4,096	11,413
Wyoming	3,143	4,939	-	-
TOTAL	32,097	53,913	82,472	111,816

The Company's oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended December 31, 2018, purchases by three customers, Cimarex Energy Co., CP Energy, LLC, and EnergyQuest II, LLC, represented more than 10% of total Company revenues. During the year ended December 31, 2017, purchases by four customers, Cimarex Energy Co., Sunoco, Inc., First River Energy, LLC, and Riley Exploration Group, Inc., represented more than 10% of total Company revenues. None of these customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or all of these customers. In addition, First River Energy, LLC (FEL) filed for protection under chapter 11 of the federal Bankruptcy code. We filed a proof of claim of approximately $27,000 for December 2017 crude oil production that FEL did not pay us for, although the crude oil was picked up by FEL. We accrued a receivable for this amount at December 31, 2017. However, we also recorded an allowance for bad debts in the same amount since the receipt is uncertain as of December 31, 2018.

Productive Wells

The table below sets forth certain information regarding the Company's ownership, as of December 31, 2018, of productive wells in the areas indicated.

Productive Wells

	Oil		Gas
State	Gross(1)	Net(2)	Gross(1)	Net(2)
Louisiana	-	-	2.24
New Mexico	10	6.25	1.15
Oklahoma	186	42.11	37	4.59
Texas	139	34.82	7	4.10
Wyoming	4	3.45	-	-
Total	339	86.63	47	9.08

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

Drilling Activity

In December of 2017 the Company recompleted the Arrowhead #2 in Andrews County, Texas as an injection well. The well was perforated and completed in the Devonian and could possibly be completed as a producing Devonian well in the future depending on the availability of additional disposal capacity. The Company did not drill or complete any wells 2018 and we do not expect to drill or complete any wells in 2019.

Reserves

Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of FieldPoint for the years ended December 31, 2018 and 2017. See Note 14 to the Consolidated Financial Statements and the following discussion.

Estimated Proved Reserves

Proved Reserves	Oil (Bbls)	Gas (Mcf)
Estimated quantity, January 1, 2017	490,226	756,512
Revisions of previous estimates	33,784	86,221
Extensions and discoveries	-	-
Sale of reserves	(42,085)	(19,657)
Production	(53,913)	(111,816)
Estimated quantity, December 31, 2017	428,012	711,260
Revisions of previous estimates	(46,166)	107,828
Extensions and discoveries	-	-
Sale of reserves	-	-
Production	(32,097)	(82,472)
Estimated quantity, December 31, 2018	349,749	736,616

Proved Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
December 31, 2018	349,749	-	349,749
December 31, 2017	428,012	-	428,012

Gas (Mcf)
December 31, 2018	736,616	-	736,616
December 31, 2017	711,260	-	711,260

Proved Undeveloped Reserves

As of December 31, 2018 and 2017, we had no BOE of proved undeveloped (“PUD”) reserves due to lower commodity prices rendering PUD reserves uneconomic.

The Company did not convert any PUD reserves to proved developed reserves during 2018 or 2017 and had no net investment required to convert PUD reserves to proved developed reserves during 2018 or 2017.

The Company has no estimated future development costs relating to the development of PUD reserves at December 31, 2018.

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

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our proved oil and natural gas reserves as of December 31, 2018 and 2017, have been estimated by Russell K. Hall & Associates, Inc. The independent consultants are responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and generally accepted petroleum engineering principles. Phillip Roberson, President and CFO, provides company data (such as well ownership interests, oil and gas prices, production volumes and well operating costs) to consulting petroleum engineers and is the primary Company officer responsible for reviewing their use of our data and estimation of our reserves. Mr. Roberson, who has over sixteen years of experience in various capacities in the oil and gas exploration industry, provides our consulting petroleum engineers with technical data (such as well logs, geological information and well histories). Mr. Roberson reviews the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves.

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

For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 14 to the Consolidated Financial Statements.

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

Oil and Gas Reserves Reported to Other Agencies:

We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended December 31, 2018, or subsequently thereafter.

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

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had working interest and royalty interest as of December 31, 2018. The category of "Undeveloped Acreage" in the table includes leasehold interest that already may have been classified as containing proved undeveloped reserves.

	Developed		Undeveloped
State	Gross (1)	Net (2)	Gross (1)	Net (2)
Louisiana	160	20	1,120	137
New Mexico	1,320	727	1,960	1,047
Oklahoma	3,580	215	-	-
Texas	5,988	1,844	793	430
Wyoming	320	260	1,136	622
Total	11,368	3,066	5,009	2,236

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

ITEM 3-LEGAL PROCEEDINGS

We were notified that the operator of our Ranger and Taylor Serbin fields, Riley Exploration Group, Inc., sold all of its working interest to Trivista Operating LLC, which is controlled by one of our major shareholders, Natale Rea (2013) Trust. Along with the working interest, Trivista also claims to have acquired an outstanding disputed invoice of approximately $84,000. We received a demand letter from Trivista’s counsel for this sum. We responded that the invoice was in dispute and we had previously sent a letter to the prior operator demanding an audit of their operations and billing but received no response. Trivista sent a second letter threatening litigation. Trivista claims to have taken over operations of this field in October 2017 but has failed to provide revenue, expense and operating information since April 2018 which is in direct violation of the joint operating agreements which govern these wells. Trivista filed suit for non-payment of outstanding disputed invoices of approximately $107,000 plus attorney fees and court costs on February 26, 2018. We intend to defend ourselves against these claims and possibly seek legal remedies of our own.

The Company was a party to a civil action captioned A.C.T. Equipment Company, LLC v. Fieldpoint Petroleum Corporation, Cause No. 21,191 in the 109th Judicial District Court of Andrews, Andrews County, Texas (the “A.C.T. Litigation”). A.C.T. filed suit for non-payment of outstanding disputed invoices of $18,832 plus attorney fees and court costs on July 24, 2018. The Company settled the lawsuit on September 10, 2018, for a total payment of $13,500. An Order Granting Dismissal with Prejudice was signed by the presiding judge.

On January 12, 2018, we were notified that one of our crude oil purchasers filed Chapter 11 bankruptcy and we would not be receiving payment for our December 2017 production in the amount of approximately $27,000. We have filed a proof of claim in this matter. Since there is no guarantee that we will recover all or any of the amounts owed, the Company has recorded an allowance for bad debt for the same amount as of December 31, 2018.

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

FISCAL 2017	CLOSING PRICE
	HIGH	LOW
First Quarter	0.78	0.40
Second Quarter	0.52	0.30
Third Quarter	0.41	0.29
Fourth Quarter	0.38	0.10

FISCAL 2018
	HIGH	LOW
First Quarter	0.19	0.15
Second Quarter	0.22	0.12
Third Quarter	0.24	0.17
Fourth Quarter	0.22	0.07

At March 31, 2019, the approximate number of shareholders of record was 226. The Company has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.

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

	Years Ended December 31,
	2018	2017
Statements of Operations Data:

Total revenues	$2,169,859	$3,036,132
Operating expenses	5,606,138	4,148,729
Net income (loss)	(3,252,258)	2,666,253
Basic income (loss) per share	$(0.30)	$0.25
Shares used in computing basic earnings per share	10,669,229	10,656,506
Diluted income (loss) per share	$(0.30)	$0.25
Shares used in computing diluted earnings per share	10,669,229	10,656,506

	December 31,
Balance Sheet Data:	2018	2017
Working capital (deficit)	$(3,165,608)	$(3,122,192)
Total assets	4,686,196	7,713,435
Total liabilities	6,136,097	5,911,078
Stockholders' equity (deficit)	(1,449,901)	1,802,357

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

Results of Operations

	Years Ended December 31,
	2018	2017
Revenues:
Oil sales	$1,875,330	$2,621,019
Natural gas sales	222,357	321,641
Total	$2,097,687	$2,942,660

Sales volumes:
Oil (Bbls)	32,097	53,913
Natural gas (Mcf)	82,472	111,816
Total (BOE)	45,842	72,549

Average sales prices
Oil ($/Bbl)	$58.43	$48.62
Natural gas ($/Mcf)	2.70	2.88
Total ($/BOE)	$45.76	$40.56

Costs and expenses ($/BOE)
Lease operating expense (lifting costs)	$21.93	$25.42
Production taxes	4.55	4.65
Depletion and depreciation	10.24	9.63
Impairment of oil and natural gas properties	56.75	-
Accretion of discount on asset retirement obligations	2.38	1.45
General and administrative	26.44	16.04
Total	$122.29	$57.19

Revenues
Oil and natural gas sales revenues decreased by $844,973 or 29%, due to lower sales volumes of approximately $1,145,000 offset by increased commodity prices of approximately $300,000. Oil sales decreased by approximately $746,000 due to decreased volumes of approximately $1,061,000 but offset by increased prices of $315,000. Oil sales volumes decreased by 40%, primarily due to the sale of our Apache Bromide and Chickasaw Fields in 2017 and natural declines in our Bone Spring and Ranger Horizontal Taylor Serbin wells which were drilled in late 2013 and 2014. Natural gas sales decreased approximately $99,000 or 31%, due to decreased commodity prices of approximately $15,000 plus $84,000 due to lower sales volumes in 2018. Oil and natural gas prices have been volatile during 2018 and 2017, and we expect this to continue. Our oil and natural gas sales revenue will be highly dependent on commodity prices in 2019.

Lease Operating Expenses
Lease operating expenses decreased $838,798 or 45% primarily due to lower production during 2018. Costs decreased by $3.49 per barrel equivalent (BOE) or 14% in 2018 as compared to 2017. Decreased commodity prices accounted for approximately $160,000 decrease in costs and approximately $679,000 due to lower sales volumes in 2018. Many of our properties are mature and bear high operating expense which could result in increased operating costs in the future.

Production Taxes
Production taxes decreased $128,808 or 38%, primarily the result of lower production volumes in 2018. Production taxes amounted to approximately 10% and 11% of oil and natural gas sales revenue during 2018 and 2017, respectively. We expect production taxes to range between 8% and 11% of oil and natural gas sales revenue.

Depletion and Depreciation
Depletion and depreciation expense decreased by $228,921 or 33% during the year ended December 31, 2018 over the same period in 2017. The decrease in depletion and depreciation was primarily due to a lower depletable base after the sale of oil and natural gas properties in 2017 and to natural declines in production during 2018.

Impairment of Oil and Natural Gas Properties
During the year ended December 31, 2017, the fair value of our properties exceeded the carrying value so no impairment was recorded. During the year ended December 31, 2018, the Company recorded impairment charges of $2,601,714 as a result of writing down the carrying value of two properties to their fair value. The carrying value of the North Block field was written down approximately $2.4 million to its fair value as of December 31, 2018, due to down-hole problems in several well bores. The Company decided they were not economic to workover at this time.

General and Administrative Expense
General and administrative expenses increased $48,223 or 4% primarily due to increases in compensation expense and bad debt expense, offset by decreases in professional services fees and consulting fees. Significant components of general and administrative expenses include personnel-related costs and professional services fees.

Other Income (Expense)
Other income, net for the year ended December 31, 2018, was $178,225 compared to other income, net for the comparable 2017 period of $3,627,829. Gain on sale of oil and natural gas properties was $345,399 and $3,831,837 for the years ended December 31, 2018 and 2017, respectively. Interest expense was $167,734 in 2018, which was a reduction of $36,969 from the prior year.

Going Concern and Liquidity

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a “going concern”, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date that these consolidated financial statements are issued. Crude oil and natural gas prices during 2018 and 2017 have remained considerably lower than their historical highs and these lower prices have had a significant adverse impact on our business and, as a result, on our financial condition and our working capital. Accordingly, substantial doubt exists that we will be able to continue as a “going concern”.

As of December 31, 2018 and 2017, the Company had a working capital deficit of approximately $3,166,000 and $3,122,000, respectively, primarily due to the classification of our line of credit with Citibank as a current liability. The line of credit agreement (“the Loan Agreement”) provides for certain financial covenants and ratios measured quarterly, which include a current ratio, leverage ratio and interest coverage ratio requirements. The Company was out of compliance with all three ratios as of December 31, 2018 and 2017, and we do not expect to regain compliance in 2019. A Forbearance Agreement (“the Forbearance Agreement”) was executed in October 2016 and amended on December 29, 2017, March 30, 2018, June 30, 2018, September 30, 2018 and March 29, 2019, as discussed below.

Citibank is in a first lien position on all of our oil and natural gas properties under the terms of the Loan Agreement. Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015, and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018 to $2,585,132.

In October 2016, we executed the sixth amendment to the Loan Agreement, and also executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports and monthly accounts payable reports, The Forbearance Agreement also required us to pay all of Citibank’s associated legal expenses. Furthermore, under the Forbearance Agreement, Citibank was allowed to sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which would be applied towards the outstanding principal balance of the line of credit.

On December 29, 2017, we executed the seventh amendment to the Loan Agreement and the first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our line of credit balance at December 31, 2017), and provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. This amended Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements, such as weekly cash reports, and that we pay all fees and expenses of Citibank’s counsel invoiced on or before the effective date. On March 30, 2018, we executed the eighth amendment to the Loan Agreement and the second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement remained the same as under the foregoing first amendment. On July 25, 2018, we executed the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current line of credit balance of $2,585,132. On November 7, 2018, we executed the tenth amendment to the Loan Agreement and the fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance Agreement remained the same as the foregoing third amendment. On March 29, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. The terms of the fifth amendment to the Forbearance Agreement are substantially the same as under the forgoing fourth amendment.

We are taking the following steps to mitigate our current financial situation. We are actively meeting with investors for possible equity investments, including business combinations. We are continuing our effort to identify and market all possible non-producing or low producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow. We are also investigating other possible sources to refinance our debt as we continue to pay down our outstanding line of credit balance with a minimal effect on cash flow. Finally, we are continuing discussions with various individuals and groups that could be willing to provide capital to fund the operations and growth of the Company.

The Company was not in compliance with the NYSE American continued listing standards and received an official delisting notice on November 16, 2017, which could have a significant adverse impact on our ability to raise additional equity capital.

Our warrants were also delisted from the NYSE American on November 17, 2017, and subsequently expired on March 23, 2018.

Our shares are now traded on the over-the-counter market under the symbol FPPP, which is more volatile than the NYSE and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our Loan Agreement, our ability to cure any defaults that occur under our Loan Agreement or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a “going concern” is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or to have positive cash flow from operations to address all our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders. If we are not able to find alternative sources of cash or to generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Cash flow used in operating activities was approximately $160,000 and $737,000 for the years ended December 31, 2018 and 2017, respectively. The increase in cash flow from operating activities was primarily due to changes in working capital.

In 2018, we used cash on hand to fund approximately $158,000 of development of oil and natural gas properties and purchase other equipment. We received proceeds of $370,000 from the sale of oil and natural gas properties in 2018. In 2017, we used cash on hand to fund approximately $167,000 of development of oil and natural gas properties and purchase other equipment. We received proceeds of $3,961,607 from the sale of oil and natural gas properties in 2017.

Cash flow used in financing activities for the year ended December 31, 2018, included payments on long term debt of approximately $176,500. Cash flow used in financing activities for the year ended December 31, 2017, included payments on long term debt of approximately $3,717,000. The Company received $187,220 for issuance of 442,282 shares of restricted shares of common stock in 2017.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

Obligation Due in Period

Cash Contractual Obligations	2019	2020	Thereafter	Total
	(in thousands)
Credit facility (secured)	$2,585	$-	$-	$2,585
Interest on credit facility	-	-	-	-
Office lease	28	-	-	28
Total	$2,613	$-	$-	$2,613

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases.

Subsequent Events

On March 29, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. See Note 5 Line of Credit for further information on the Forbearance Agreement. As part of the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, Citibank will apply the balance of a Collateral Account with a balance of approximately $59,000 first to accrued and unpaid interest and then to the unpaid principal balance of the line of credit. To the extent that the funds are used to reduce the outstanding principal balance, the Borrowing Base will be automatically reduced by the same amount.

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

Successful Efforts Method of Accounting

We account for our exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

Because of the precipitous drop in energy prices starting the last quarter of 2014 and the continuing volitivity since then, we use a 5 year NYMEX strip price. The Company recorded impairment charges of $2,601,714 for the year ended December 31, 2018, as a result of writing down the carrying value of two properties to fair value. The Company had no impairment for the year ended December 31, 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically enter into certain commodity price risk management transactions to manage our exposure to oil and natural gas price volatility. These transactions may take the form of futures contracts, swaps or options. All data relating to our derivative positions is presented in accordance with requirements of authoritative accounting guidance. Unrealized gains and losses related to the change in fair value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities. At December 31, 2018 and 2017, there were no open commodity positions.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
FieldPoint Petroleum Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FieldPoint Petroleum Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Dallas, Texas
April 15, 2019
We have served as the Company’s auditor since 2017.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$284,945	$408,656
Accounts receivable:
Oil and natural gas sales, less allowance for doubtful accounts of approximately $27,000 and $0, respectively	459,384	366,939
Joint interest billings, less allowance for doubtful accounts of approximately $265,000 and $237,000, respectively	237,674	260,816
Income taxes receivable- current	119,616	25,057
Prepaid expenses and other current assets	82,853	48,998
Total current assets	1,184,472	1,110,466

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,798,095	33,753,833
Other equipment	117,561	117,561
Less accumulated depletion, depreciation and impairment	(30,493,146)	(27,425,652)
Net property and equipment	3,422,510	6,445,742

INCOME TAX RECEIVABLE – LONG TERM	79,214	157,227

Total assets	$4,686,196	$7,713,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit - current	$2,585,132	$2,761,632
Accounts payable and accrued expenses	1,183,970	897,101
Oil and natural gas revenues payable	426,418	427,859
Asset retirement obligation - current	154,560	146,066
Total current liabilities	4,350,080	4,232,658

ASSET RETIREMENT OBLIGATION	1,786,017	1,678,420
Total liabilities	6,136,097	5,911,078

COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value, 75,000,000 shares authorized; 11,596,229 and 10,669,229 shares issued and outstanding, respectively	115,962	115,962
Additional paid-in capital	13,715,668	13,715,668
Accumulated deficit	(13,314,639)	(10,062,381)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ equity (deficit)	(1,449,901)	1,802,357

Total liabilities and stockholders’ equity (deficit)	$4,686,196	$7,713,435

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2018	2017
REVENUE:
Oil and natural gas sales	$2,097,687	$2,942,660
Well operational and pumping fees	7,194	2,901
Disposal fees	64,978	90,571
Total revenue	2,169,859	3,036,132

COSTS AND EXPENSES:
Production expense	1,213,770	2,181,377
Depletion and depreciation	469,416	698,337
Impairment of oil and natural gas properties	2,601,714	-
Accretion of discount on asset retirement obligations	109,000	105,000
General and administrative	1,212,238	1,164,015
Total costs and expenses	5,606,138	4,148,729

OPERATING LOSS	(3,436,279)	(1,112,597)

OTHER INCOME (EXPENSE):
Interest income	201	201
Interest expense	(167,734)	(204,703)
Gain on sale of oil and natural gas properties	345,399	3,831,837
Miscellaneous	359	494
Total other income	178,225	3,627,829

INCOME (LOSS) BEFORE INCOME TAXES	(3,258,054)	2,515,232

INCOME TAX EXPENSE – CURRENT	(14,395)	(6,206)
INCOME TAX BENEFIT – DEFERRED	20,191	157,227

TOTAL INCOME TAX BENEFIT	5,796	151,021

NET INCOME (LOSS)	$(3,252,258)	$2,666,253

INCOME (LOSS) PER SHARE:
BASIC	$(0.30)	$0.25
DILUTED	$(0.30)	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	10,656,506
DILUTED	10,669,229	10,656,506

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Retained Earnings(Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

BALANCES, January 1, 2017	11,153,947	$111,539	$13,532,871	$(12,728,634)	927,000	$(1,966,892)	$(1,051,116)

Issuance of common stock, net of costs	442,282	4,423	182,797	-	-	-	187,220

Net income	-	-	-	2,666,253	-	-	2,666,253

BALANCES, December 31, 2017	11,596,229	115,962	13,715,668	(10,062,381)	927,000	(1,966,892)	1,802,357

Net loss	-	-	-	(3,252,258)	-	-	(3,252,258)

BALANCES, December 31, 2018	11,596,229	$115,962	$13,715,668	$(13,314,639)	927,000	$(1,966,892)	$(1,449,901)

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,252,258)	$2,666,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	469,416	698,337
Impairment of oil and natural gas properties	2,601,714	-
Accretion of discount on asset retirement obligations	109,000	105,000
Gain on sale of oil and natural gas properties	(345,399)	(3,831,837)
Deferred income tax benefit	(20,191)	(157,227)
Changes in current assets and liabilities:
Accounts receivable	(45,303)	(63,149)
Income taxes receivable	(16,546)	(16,281)
Prepaid expenses and other current assets	(33,855)	(11,161)
Accounts payable and accrued expenses	375,278	(93,379)
Oil and natural gas revenues payable	(1,441)	(33,368)
Net cash used in operating activities	(159,585)	(736,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	(157,626)	(166,725)
Proceeds from the sale of oil and natural gas properties	370,000	3,961,607
Net cash provided by investing activities	212,374	3,794,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	187,220
Payments on line of credit	(176,500)	(3,716,701)
Net cash used in financing activities	(176,500)	(3,529,481)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(123,711)	(471,411)

CASH AND CASH EQUIVALENTS, beginning of year	408,656	880,067

CASH AND CASH EQUIVALENTS, end of the year	$284,945	$408,656

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$117,400	$272,120
Cash paid during the year for income taxes	$15,515	$20,214
Change in accrued capital expenditures	$76,217	$58,498

See accompanying notes to these consolidated financial statements.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Summary of Significant Accounting Policies

Organization and Nature of Operations
FieldPoint Petroleum Corporation (the “Company”, “we” or “our”) is incorporated under the laws of the state of Colorado. We are engaged in the acquisition, operation and development of oil and natural gas properties, which are located in Louisiana, New Mexico, Oklahoma, Texas and Wyoming as of December 31, 2018 and 2017.

Consolidation Policy and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, Bass Petroleum, Inc. and Raya Energy Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, we maintain deposit balances in excess of FDIC insurance limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Oil and Natural Gas Properties
Our oil and natural gas properties consisted of the following at December 31:

	2018	2017
Mineral interests in properties:
Unproved properties	$250,217	$250,217
Proved properties	9,755,983	9,762,108
Wells and related equipment and facilities	23,791,895	23,741,508
Total costs	33,798,095	33,753,833
Less accumulated depletion, depreciation and impairment	(30,384,325)	(27,319,847)
	$3,413,770	$6,433,986

We follow the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If we determine that the wells have not found proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves at December 31, 2018 or 2017. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred.

We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through December 31, 2018, we have capitalized no interest costs because our exploration and development projects generally last less than six months. Costs to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and natural gas properties are depleted by the unit-of-production method of proved reserves using the unit conversion ratio of 6 Mcf of gas to 1 bbl of oil. Depletion and depreciation expense for oil and natural gas producing property and related equipment was $466,400 and $680,000 for the years ended December 31, 2018 and 2017, respectively.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows, which is a non-recurring fair value measurement classified as Level 3 in the fair value hierarchy. We recorded impairment of $2,601,714 during the year ended December 31, 2018, but recorded no impairment on our proved oil and natural gas properties during the year ended December 31, 2017.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. No impairment of unproved properties was recorded during the years ended December 31, 2018 and 2017.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Oil and Natural Gas Sales Receivable
Oil and natural gas sales receivable principally consist of accrued oil and natural gas sales proceeds receivable and are typically collected within 20 to 56 days. We ordinarily do not require collateral for such receivables, nor do we charge interest on past due balances. As of December 31, 2018 and 2017, our accounts receivable were primarily with several independent purchasers of our crude oil and natural gas production. At December 31, 2018, we had balances due from three purchasers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three purchasers accounted for 84% of accounts receivable at December 31, 2018. At December 31, 2017, we had balances due from three purchasers which were greater than 10% of our accounts receivable related to crude oil and natural gas production. These three purchasers accounted for 66% of accounts receivable at December 31, 2017. In the event one or more of these significant purchasers cease doing business with us, we believe that there are potential alternative purchasers with whom we could establish new relationships and that those relationships will result in the replacement of one or more lost purchasers.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We periodically review accounts receivable for collectability and reduce the carrying amount of any accounts receivable deemed potentially uncollectible by establishing an allowance for doubtful accounts. On January 12, 2018, one of our purchasers, First River Energy, LLC (“FEL”), notified us that they had filed for Chapter 11 bankruptcy and that we would not be receiving payment for our December 2017 production in the amount of approximately $27,000. We have filed a proof of claim in this matter. Since there is no guarantee that we will recover all or any of the amounts owed, the Company has recorded an allowance for doubtful accounts for the same amount as of December 31, 2018.

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

The Company uses the reserve for bad debt method of valuing doubtful joint interest billings receivable based on historical experience, coupled with a review of the current status of existing receivables. The balance of the reserve for doubtful accounts was approximately $265,000 and $237,000 at December 31, 2018 and 2017, respectively.

Oil and natural gas revenues payable represents amounts due to third party revenue interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

Other Property
Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, which are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $3,016 and $18,337 for the years ended December 31, 2018 and 2017, respectively.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Company’s asset retirement obligations for the years ended December 31:

	2018	2017
Asset retirement obligation at January 1,	$1,824,486	$1,741,907
Accretion of discount	109,000	105,000
Liabilities settled during the year	(1,403)	(15,170)
Liabilities sold	(6,596)	(42,418)
Revision in estimated cash flows	15,090	35,167
Asset retirement obligation at December 31,	1,940,577	1,824,486
Less: current asset retirement obligations	(154,560)	(146,066)
Long-term asset retirement obligations	$1,786,017	$1,678,420

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

On December 22, 2017, the President of the United States signed into law what is informally called the Tax Cuts and Jobs Act of 2017 (the “Act”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21%, repealed the Alternative Minimum Tax and made the AMT credit refundable. Accounting rules require companies to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. We recorded a total income tax benefit of $157,227 in the year ended December 31, 2017, the amount of our AMT credit that will be refundable in tax years beginning after 2017. For the tax year ended December 31, 2017, the Company owed $20,191 in alternative minimum tax. The tax liability was reduced $18,990 by the AMT credit from prior years, leaving a balance due of $1,201 on Form 1120. The net amount of AMT paid by the Company increased the AMT credit refundable by $1,201 to $158,428. Half of this refund is expected to be refundable for the tax year ended December 31, 2018 and is reported as a short-term asset included in income tax receivable - current. The remaining $79,214 is reported as a long-term asset in income tax receivable – long-term on the consolidated balance sheet as of December 31, 2018.

The Company also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets.

At December 31, 2017, the Company reported provisional amounts, as allowed by SAB 118, which we believe represented a reasonable estimate of the accounting implications of this tax reform. We completed our review of the Act during the year ended December 31, 2018, and made no adjustments to its provisional amounts.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Production Taxes and Ad Valorem Taxes
Production taxes and ad valorem taxes are included in production expense. Total production and ad valorem taxes were $223,843 and $348,195 for the years ended December 31, 2018 and 2017, respectively.

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

The Company recognizes revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to its customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the sales, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contracts. Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as the Company uses knowledge of its properties and their historical performance, spot market prices and other factors as the basis for these estimates. At December 31, 2018, the Company had receivables related to contracts with customers of $459,384, net of the foregoing allowance for doubtful accounts of approximately $27,000.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue by major source for the years ended December 31, 2018 and 2017. There was no impact related to the adoption of ASC 606 as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue Recognition” (“ASC 605”):

	For the Years Ended
	December 31,
	2018	2017
Revenues
Oil	$1,875,330	$2,621,019
Natural Gas and NGL	222,357	321,641
Total oil, natural gas and NGL	$2,097,687	$2,942,660

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

The Company does not disclose the value of unsatisfied performance obligations under its contracts with purchasers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 605-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the purchaser. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Financial Instruments
The Company’s financial instruments are cash, accounts receivable, accounts payable and the line of credit. Management believes the fair values of these instruments, with the exception of the line of credit, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of the line of credit also reasonably approximates its carrying value, based on expected cash flows and interest rates.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard applies to all leases with a term greater than one year. This authoritative guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2019.

The Company has completed the process of reviewing and determining the contracts to which this new guidance applies. Upon adoption, on January 1, 2019, the Company had no leases greater than one year. The Company does not believe this standard will have a material impact on our financial statements. Accordingly, the Company did not recognize any right-of-use assets, or any associated lease liabilities on adoption.

In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional practical expedient to not evaluate land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under Topic 840. The Company enters into land easements on a routine basis as part of its ongoing operations and has many such agreements currently in place; however, the Company does not currently account for any land easements under Topic 840. As this guidance serves as an amendment to ASU 2016-02, the Company will elect this practical expedient, which becomes effective upon the date of adoption of ASU 2016-02. After the adoption of ASU 2016-02, the Company will assess any new land easements to determine whether the arrangement should be accounted for as a lease.

In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements,” which provides a transition election to not restate comparative periods for the effects of applying the new lease standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach, however the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019 was zero.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company will be required to adopt this standard in the first quarter of fiscal 2019. The Company is currently assessing the effect that this ASU will have on its financial position, results of operations, and disclosures.

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. The registrants will be required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. The final rule became effective for all filings submitted on or after November 5, 2018.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,” (“ASU 2018-18”) which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company is currently assessing the effect that ASU 2018-18 will have on its financial position, results of operations and disclosures.

2.
Liquidity and Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a “going concern”, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date that these consolidated financial statements are issued. Crude oil and natural gas prices during 2018 and 2017 have remained considerably lower than their historical highs and these lower prices have had a significant adverse impact on our business and, as a result, on our financial condition and our working capital. Accordingly, substantial doubt exists that we will be able to continue as a “going concern”.

As of December 31, 2018 and 2017, the Company had a working capital deficit of approximately $3,166,000 and $3,122,000, respectively, primarily due to the classification of our line of credit with Citibank as a current liability. The line of credit agreement (“the Loan Agreement”) provides for certain financial covenants and ratios measured quarterly, which include a current ratio, leverage ratio and interest coverage ratio requirements. The Company was out of compliance with all three ratios as of December 31, 2018 and 2017, and we do not expect to regain compliance in 2019. A Forbearance Agreement (“the Forbearance Agreement”) was executed in October 2016 and amended on December 29, 2017, March 30, 2018, June 30, 2018, September 30, 2018 and March 29, 2019, as discussed below.

Citibank is in a first lien position on all of our oil and natural gas properties under the terms of the Loan Agreement. Citibank lowered our borrowing base from $11,000,000 to $5,500,000 on December 1, 2015, and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018 to $2,585,132.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, we executed the sixth amendment to the Loan Agreement, and also executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports and monthly accounts payable reports, The Forbearance Agreement also required us to pay all of Citibank’s associated legal expenses. Furthermore, under the Forbearance Agreement, Citibank was allowed to sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which would be applied towards the outstanding principal balance of the line of credit.

On December 29, 2017, we executed the seventh amendment to the Loan Agreement and the first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our line of credit balance at December 31, 2017), and provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. This amended Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements, such as weekly cash reports, and that we pay all fees and expenses of Citibank’s counsel invoiced on or before the effective date. On March 30, 2018, we executed the eighth amendment to the Loan Agreement and the second amendment to the Forbearance Agreement which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement remained the same as under the foregoing first amendment. On July 25, 2018, we executed the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement and the third amendment to the Forbearance Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current line of credit balance of $2,585,132. On November 7, 2018, we executed the tenth amendment to the Loan Agreement and the fourth amendment to the Forbearance Agreement which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance Agreement remained the same as the foregoing third amendment. On March 29, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. The terms of the fifth amendment to the Forbearance Agreement are substantially the same as under the forgoing fourth amendment.

We are taking the following steps to mitigate our current financial situation. We are actively meeting with investors for possible equity investments, including business combinations. We are continuing our effort to identify and market all possible non-producing or low producing assets in our portfolio to maximize cash in-flows while minimizing a loss of cash flow. We are also investigating other possible sources to refinance our debt as we continue to pay down our outstanding line of credit balance with a minimal effect on cash flow. Finally, we are continuing discussions with various individuals and groups that could be willing to provide capital to fund the operations and growth of the Company.

The Company was not in compliance with the NYSE American continued listing standards and received an official delisting notice on November 16, 2017, which could have a significant adverse impact on our ability to raise additional equity capital.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our warrants were also delisted from the NYSE American on November 17, 2017, and subsequently expired on March 23, 2018.

Our shares are now traded on the over-the-counter market under the symbol FPPP, which is more volatile than the NYSE and may result in a continued diminution in value of our shares. The delisting also resulted in the loss of other advantages to an exchange listing, including marginability, blue sky exemptions and others.

Our ability to continue as a “going concern” is dependent on many factors, including, among other things, our ability to comply with the covenants in our Loan Agreement, our ability to cure any defaults that occur under our Loan Agreement or to obtain waivers or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Our ability to continue as a “going concern” is also dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. While we are actively involved in seeking new sources of working capital, there can be no assurance that we will be able to raise sufficient additional capital or to have positive cash flow from operations to address all our cash flow needs. Additional capital could be on terms that are highly dilutive to our shareholders. If we are not able to find alternative sources of cash or to generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

3.
Oil and Natural Gas Properties

The Company sold its net interest in the Buchanan wells and associated acreage in the Spraberry field during 2018 that were not economic to our interests. Gross proceeds from the sale were $370,000 and the Company recognized a gain of $345,399 from the sale of these oil and natural gas properties during the year ended December 31, 2018.

The Company sold its net interest in non- producing leasehold and net interest in the Hermes, Cronos and Mercury wells which were not economic to our interests and also sold its net interest in the unproved Bilbrey acreage that was held by production during 2017. The gross proceeds from the sale of our net interest in these two oil and natural gas properties was $2,145,000. In addition, the Company sold 401 net acres of non-producing leasehold in Lea County, New Mexico for gross proceeds of $1,200,000 during 2017. We also sold our interest in the Apache Bromide field for $603,607, net of liabilities of $296,393, and our interest in Rush Springs for $11,700 during 2017. We recognized aggregate gains of $3,831,837 from the sale of oil and natural gas properties during the year ended December 31, 2017.

We continue to evaluate our portfolio for other properties we could divest in order to regain compliance with the Loan Agreement’s debt covenants.

The Company made no purchases of oil and natural gas properties during the years ended December 31, 2018 and 2017. The Company did not drill or complete any development wells during 2018 and 2017.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded impairment charges of $2,601,714 during the year ended December 31, 2018, as a result of writing down the carrying value of certain oil and natural gas properties to fair value. The Company had no impairment to properties during the year ended December 31, 2017. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy.

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

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s financial and non-financial assets and liabilities that were accounted for at fair value as of December 31, 2018, and their classification within the fair value hierarchy:

	As of December 31, 2018
	Level 1	Level 2	Level 3

Proved properties (1)	$-	$-	$178,064
Unproved properties (1)	$-	$-	$-

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

Proved Oil and Gas Properties
Proved oil and natural gas properties are evaluated for impairment and reduced to fair value whenever events and circumstances indicate the carrying value exceeds the sum of the undiscounted cash flows. We estimate the expected net future cash flows of our oil and natural gas properties using management's expectations of economically recoverable proved reserves and compare such future net cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to their fair value. We estimated the fair value of the proved oil and natural gas properties and equipment using a discounted cash flow model, which is a non-recurring Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and natural gas reserves to be recovered and the timing thereof, and (vi) discount rate. The Company impaired two proved oil and natural gas properties which had a total carrying value of $2,779,778 to their fair value of $178,064 as of December 31, 2018. The carrying value was less than the fair market value of the proved oil and natural gas properties as of December 31, 2017.

Unproved Oil and Gas Properties
Unproved oil and natural gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be fully recoverable. The fair value of unproved oil and gas properties used in estimating our recognized impairment loss represents a non-recurring Level 3 measurement. To measure the fair value of unproved properties, the Company used inputs including, but not limited to, future development plans, risk weighted potential resource recovery, remaining lease life and estimated per acreage value. The carrying value was less than the fair market value of the unproved oil and natural gas properties as of December 31, 2018 and 2017.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Line of Credit

The Company has a line of credit with Citibank with a borrowing base and outstanding principal balance of $2,585,132 and $2,761,632 at December 31, 2018 and 2017, respectively.

The line of credit agreement (“the Loan Agreement”) requires quarterly interest-only payments until maturity on March 31, 2019. The interest rate is based on a LIBOR or Prime option. The Prime option provides for the interest rate to be prime plus a margin ranging between 1.75% and 2.25% and the LIBOR option to be the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%, both depending on the borrowing base usage. On July 25, 2018, we executed the ninth amendment to the Loan Agreement which increased the interest rate 2% for the term of the loan. On November 7, 2018, we executed the tenth amendment to the Loan Agreement with no change in borrowing rate from the ninth amendment to the Loan Agreement. Currently, we have elected the LIBOR interest rate option in which our interest rate was approximately 8% as of December 31, 2018.

The bank’s commitment fee is .50% of the unused borrowing base. The Loan Agreement provides for certain financial covenants and ratios which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company was out of compliance with all three ratios as of December 31, 2018 and 2017, and is in technical default of the Loan Agreement. The Company made payments of $176,500 and $3,716,701 toward the line of credit principal balance during the years ended December 31, 2018 and 2017, respectively. Citibank lowered our borrowing base from $5,500,000 to $2,761,632 on December 29, 2017, which was equal to our outstanding loan balance at that date. Our borrowing base was lowered again on June 30, 2018, to $2,585,132, which was equal to our outstanding loan balance at that date and also at December 31, 2018. Citibank is in a first lien position on all of our oil and natural gas properties.

In October 2016, we executed a sixth amendment to the Loan Agreement, and also executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. The Forbearance Agreement ran through January 1, 2018, and required that we make a $500,000 loan principal pay down by September 30, 2017, and adhere to other requirements including weekly cash balance reports, quarterly operating reports and monthly accounts payable reports. The Forbearance Agreement also required us to pay all of Citibank’s associated legal expenses. Furthermore, under the Forbearance Agreement, Citibank was allowed to sweep any excess cash balances exceeding a net amount of $800,000 less equity offering proceeds, which would be applied towards the outstanding principal balance.

On December 29, 2017, we executed the seventh amendment to the Loan Agreement and the first amendment to the Forbearance Agreement, which reduced our borrowing base to $2,761,632 (our loan balance at December 31, 2017) and provided for Citibank’s forbearance from exercising remedies relating to the existing defaults, including the principal payment deficiencies. The first amendment to the Forbearance Agreement ran through March 31, 2018, and required that we adhere to certain reporting requirements such as weekly cash reports, and to pay all fees and expenses of Citibank’s counsel invoiced on or before the effective date. On March 30, 2018, we executed the eighth amendment to the Loan Agreement and the second amendment to the Forbearance Agreement, which extended it to June 30, 2018. The terms of the second amendment to the Forbearance Agreement were the same as under the foregoing first amendment. On July 25, 2018, we executed the ninth amendment to the original Loan Agreement and the third amendment to the Forbearance Agreement, which extended it to September 30, 2018. The terms of the ninth amendment to the Loan Agreement increased the interest rate 2% and reduced our borrowing base $176,500 to our current loan balance of $2,585,132. The terms of the third amendment to the Forbearance Agreement remain the same as under the foregoing second amendment. On November 7, 2018, we executed the tenth amendment to the Loan Agreement and the fourth amendment to the Forbearance Agreement, which extended it to March 31, 2019. The terms of the fourth amendment to the Forbearance Agreement are substantially the same as under the forgoing third amendment. On March 29, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. The terms of the fifth amendment to the Forbearance Agreement are substantially the same as under the forgoing fourth amendment.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Taxes

Our provision for income taxes comprised the following (expense) benefit during the years ended December 31:

	2018	2017
Current:
Federal	$(20,191)	$-
State	5,796	(6,206)
Total current	(14,395)	(6,206)

Deferred:
Federal	20,191	157,227
State	-	-
Total deferred	20,191	157,227

Total income tax provision	$5,796	$151,021

Total income tax (expense) benefit differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the years ended December 31, 2018 and 2017 as follows:

	2018	2017
Statutory rate (benefit)	(21%)	(34%)
State taxes, net of federal benefit	(2%)	(1%)
Permanent differences	-	(1%)
Impact of U.S. tax reform	-	(36%)
Change in valuation allowance on deferred tax assets	23%	78%
Effective rate (benefit)	0%	6%

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

	December 31,
	2018	2017
Deferred tax assets:
Asset retirement obligation	$462,000	$434,000
Allowance for doubtful accounts	71,000	57,000
State taxes and other	2,000	(1,000)
Difference in depreciation, depletion and capitalization methods – oil and gas properties	320,000	(161,000)
Net operating loss carryforward	1,538,000	1,320,000
Total deferred tax assets	2,393,000	1,649,000
Valuation allowance on deferred tax assets	(2,393,000)	(1,649,000)
Total deferred tax assets, net of valuation allowance	-	-

Deferred tax liability:
Difference in depreciation, depletion and capitalization methods – oil and gas properties	-	-
Total deferred tax liabilities	-	-

Net deferred tax liability	$-	$-

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net deferred tax assets and liabilities are recorded as follows:

	2018	2017
Non-current asset	$-	$-
Non-current liability	-	-
Total	$-	$-

The Company had no material uncertain tax positions as of December 31, 2018 and 2017.

The decrease in deferred tax assets before the valuation allowance was primarily due to the federal tax rate decreasing from 34% to 21% under the Tax Cuts and Jobs Act signed into law in 2017. Also, the Company had an AMT credit of approximately $157,000 for alternative minimum tax paid in prior years that will be refundable under the same tax reform act. The AMT credit was increased by approximately $1,200 due to additional AMT tax paid in 2018 when it filed its the federal corporate income tax return for the year ended December 31, 2017. The AMT credit is approximately $158,000 at December 31, 2018. Half of this refund, approximately $79,000, is expected to be refundable for the tax year ended December 31, 2018, and is reported as a short-term asset included in income tax receivable. Approximately $79,000 is reported as a long-term asset in income tax receivable – long-term on the consolidated balance sheet.

At December 31, 2018, the Company expects to have net operating loss carryforwards of approximately $6.6 million. Losses from the years ended December 31, 2015 and 2016, expire at various dates from December 31, 2035 to 2036. Losses from the year ended December 31, 2018, will be carried forward indefinitely. As a result of the net operating losses, our deferred tax assets exceeded our deferred tax liabilities. The Company reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future. The Company established a valuation allowance of $2,393,000 and $1,649,000 against our deferred tax assets for the years ended December 31, 2018 and 2017, respectively.

The Company’s policy regarding income tax interest and penalties is to record those items as general and administrative expense. During the years ended December 31, 2018 and 2017, there were no significant income tax interest and penalty items in the income statement, nor as a liability on the balance sheet at December 31, 2018 and 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Generally, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015. The Company is not currently involved in any income tax examinations.

7.
Earnings (Loss) Per Share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share take common stock equivalents (such as options and warrants) into consideration using the treasury stock method. The Company distributed warrants as a dividend to stockholders as of the record date, March 23, 2012. The Company had 7,177,010 warrants outstanding with an exercise price of $4.00 at December 31, 2017. The Warrants expired on March 23, 2018. The dilutive effect of the warrants for the twelve months ended December 31, 2018 and 2017, is presented below.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017

Net income (loss)	$(3,252,258)	$2,666,253

Weighted average common stock outstanding	10,669,229	10,656,506
Weighted average dilutive effect of stock warrants	-	-
Dilutive weighted average shares	10,669,229	10,656,506

Loss per share:
Basic	$(0.30)	$0.25
Diluted	$(0.30)	$0.25

8.
Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants had an exercise price of $4.00 and were exercisable over 6 years from the record date. Our warrants were delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then subsequently expired on March 23, 2018. The following table summarizes the warrant activity for the year ending December 31, 2018:

	Warrants	Weighted Average Exercise Price	Weighted Average Expected Life (Years)

Outstanding, December 31, 2017	7,177,010	$4.00	0.25
Issued	-	-
Exercised	-	-
Expired	(7,177,010)	-
Outstanding, December 31, 2018	-	$0.00	0.00

The Company entered into an “at will” employment agreement with Phillip Roberson as President and Chief Financial Officer (“CFO”) for a three-year period beginning July 1, 2014. Mr. Roberson was awarded, as part of his annual compensation, 5,000 shares on his third anniversary date, 6,000 shares on his fourth anniversary date, 7,000 shares on his fifth anniversary date, 8,000 shares on his sixth anniversary date, 9,000 shares on his seventh anniversary date, and 10,000 shares on each annual anniversary date thereafter. However, Mr. Roberson declined the 5,000 and 6,000 shares that would have been awarded on his third and fourth anniversary dates, July 1, 2017 and 2018, respectively. On August 10, 2018, the Compensation Committee ratified the automatic extension of Mr. Roberson’s contract to July 1, 2019.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 On August 12, 2016, the Company entered into a binding Stock and Mineral Purchase Agreement (the “SMPA”) with HFT Enterprises, LLC (the “Buyer”) in order to provide liquidity to the Company. The original closing date of September 30, 2016, was extended to November 3, 2016, by mutual consent. The Buyer purchased in two equal tranches, a number of newly-issued shares of common stock of the Company equal to 19.9% of the total number of issued and outstanding shares of the Company, as measured on the date of the SMPA, for a price of $0.45 per share (the shares to be purchased, (the “Shares”). The first tranche was purchased on November 3, 2016, for gross proceeds of $398,053 paid in consideration for 884,564 shares of unregistered common stock. Half of the second tranche was purchased on December 29, 2016, for gross proceeds of $199,027 paid in consideration for 442,282 shares of unregistered common stock. The remaining 442,282 shares of the second tranche were purchased in January 2017 for net proceeds of $187,220 paid in consideration for 442,282 shares of unregistered common stock. The Shares are restricted shares that are also not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore the Buyer must hold the Shares indefinitely unless they are registered with the Securities and Exchange Commission and qualified by state authorities, or an exemption from such registration and qualification requirements is available. Also, the Buyer was granted the right to nominate one member of the Board of Directors.

9. Environmental Issues

We are engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In our acquisition of existing or previously drilled well bores, we may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor are we aware of any liability which we may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

10.
Commitments and Contingencies

As of December 31, 2018 and 2017, we had a $30,000 outstanding standby letter of credit in favor of the State of Wyoming as a plugging bond. As of December 31, 2018 and 2017, we had a $25,000 outstanding letter of credit in the favor of the Bureau of Land Management.

In January 2014, the Company entered into a two-year operating lease for office space in Austin, Texas, which was renewed for another two years until January 31, 2018. On February 1, 2018, the Company executed an amendment to extend the lease until July 31, 2018. On August 1, 2018, the Company executed an amendment to extend the lease until July 31, 2019. Rent expense under this lease was approximately $38,300 and $45,100 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, minimum future rentals during 2019 on this non-cancelable operating lease are $23,443.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an “at will” employment agreement with Phillip Roberson as President and CFO for a three-year period beginning July 1, 2014, with a beginning base salary of $200,000 annually. Beginning January 1, 2015, the Board of Directors may in its sole discretion award an annual performance-based bonus award to Mr. Roberson.

The Board of Directors adopted a resolution effective as of January 1, 2016, to temporarily accept voluntary reductions in annual retainers for executive and all non-executive directors until such time as economic conditions shall improve and the Board determines that the voluntary reductions shall cease. Annual reductions in annual retainers is approximately $75,000 per year, for a cumulative savings of approximately $225,000 from January 1, 2016, to December 31, 2018. All voluntary reductions shall be retroactively reinstated and payable in the case of (and only in the case of) a Change of Control Event as defined in the resolution.

Occasionally, we are involved in various legal and regulatory proceedings arising in the normal course of business. Management cannot predict the outcome of these proceedings with certainty and does not believe that an adverse result would be material to the Company’s financial position or results of operations.

In the fourth quarter of 2017, we were notified that the former operator of our Ranger and Taylor Serbin fields, Riley Exploration Group, Inc. (“REG”), sold all of its working and revenue ownership interests in those fields to Trivista Operating LLC (“Trivista”), which is controlled by Natale Rea (2013) Trust, one of our major shareholders. Along with acquiring the working interest in those fields, Trivista also claims to have acquired a joint interest billing invoice from REG aggregating approximately $84,000, which we had previously disputed with REG. We received a demand letter from Trivista’s counsel for this sum. We responded that the joint interest billing invoice was in dispute and that we had previously sent a letter to REG demanding an audit of their operations and the joint interest billing but had received no response. Trivista claims to have taken over operations of these fields in October 2017, but has failed to provide revenue, expense and operating information to us since April 2018, which is in direct violation of the joint operating agreements which govern these wells. Trivista filed suit for non-payment of outstanding disputed invoices of approximately $107,000 plus attorney fees and court costs on February 26, 2018. We are vigorously defending ourselves against these claims and are performing discovery to potentially seek legal remedies of our own. See Footnote 12-Related Party Transactions for additional disclosures regarding how the transactions with Trivista with respect to these wells impacted our 2018 and 2017 consolidated financial statements.

11.
Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred for oil and natural gas property activities of the Company:

	Years Ended December 31,
	2018	2017
Costs incurred in oil and natural gas producing activities:
Acquisition of unproved properties	$-	$-
Acquisition of proved properties	-	-
Exploration costs	-	-
Development costs	157,626	160,914
Total costs incurred	$157,626	$160,914

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes certain information regarding the results of operations for oil and natural gas producing activities:

	Years Ended December 31,
	2018	2017
Revenues	$2,097,687	$2,942,660
Expenses
Production expense	1,213,770	2,181,377
Depletion and depreciation	469,416	698,337
Impairment of oil and natural gas properties	2,601,714	-
Accretion of discount on asset retirement obligations	109,000	105,000
Total expenses	4,393,900	2,984,714
Loss before income taxes	(2,296,213)	(42,054)
Income tax benefit, net of valuation allowance (1)	-	-
Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$(2,296,213)	$(42,054)

(1)
Reflects the Company’s effective tax rate.

12.
Related Party Transactions

During 2017, the Company received notification that Trivista, an entity controlled by Natale Rea, a beneficial owner of approximately 7.00% of our common stock, had become the operator of certain oil and natural gas properties where we have both working and revenue ownership interests. See Footnote 10- Commitments and Contingencies for more disclosures and information regarding Trivista.

During 2017, the Company received joint interest billing statements related to our working interest in these properties subsequent to Trivista becoming the operator aggregating approximately $58,000, which represented 2.6% of our production expenses for theyear ended December 31, 2017 and 32.5% of our lease operating expense accrual as of December 31, 2017. In addition, during 2017, we recorded oil and natural gas revenues associated with our revenue ownership interest in these wells subsequent to Trivista becoming the operator aggregating $82,000, which represented 2.8% of our oil and natural gas sales for the year ended December 31, 2017 and 21.8% of our oil and natural gas sales accounts receivable as of December 31, 2017.

During 2018, the Company accrued approximately $123,000 for joint interest billings associated with our working interest in these oil and natural gas properties, which represented 10.2% of our production expenses for the year ended December 31, 2018 and 81.1% of our lease operating expense accrual as of December 31, 2018. In addition, during 2018, we recorded oil and natural gas revenues associated with our revenue ownership interest in these wells aggregating $212,000, which represented 10.1% of our oil and natural gas sales for the year ended December 31, 2018 and 53.7% of our oil and natural gas sales accounts receivable as of December 31, 2018.

Director and Committee fees were accrued but have not been paid during the year ended December 31, 2018. In addition, Committee fees for December 2017 were accrued but have not been paid. The amounts accrued but not paid as of December 31, 2018 and 2017, were approximately $172,000 and $19,000, respectively.

FIELDPOINT PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 2018, the Company sold used surplus production tubing to an entity controlled by a shareholder, Mike Herman, for $24,000.

13.
Subsequent Events

On March 29, 2019, we executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, which extended it to June 30, 2019. See Note 5 Line of Credit for further information on the Forbearance Agreement. As part of the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement, Citibank will apply the balance of a Collateral Account with a balance of approximately $59,000 first to accrued and unpaid interest and then to the unpaid principal balance of the line of credit. To the extent that the funds are used to reduce the outstanding principal balance, the Borrowing Base will be automatically reduced by the same amount.

14.
Disclosures About Oil and Natural Gas Producing Activities (Unaudited)

The following table summarizes changes in the estimates of the Company’s net interest in total proved reserves of crude oil and condensate and natural gas and liquids, all of which are domestic reserves. There can be no assurance that such estimates will not be materially revised in subsequent periods.

	Oil (Barrels)	Gas (MCF)

Balance, January 1, 2017	490,226	756,512
Revisions of previous estimates	33,784	86,221
Extensions and discoveries	-	-
Sale of reserves	(42,085)	(19,657)
Purchase of minerals in place	-	-
Production	(53,913)	(111,816)
Balance, December 31, 2017	428,012	711,260
Revisions of previous estimates	(46,166)	107,828
Extensions and discoveries	-	-
Sale of reserves	-	-
Purchase of minerals in place	-	-
Production	(32,097)	(82,472)
Balance, December 31, 2018	349,749	736,616

Proved developed reserves, December 31, 2018	349,749	736,616
Proved developed reserves, December 31, 2017	428,012	711,260

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

Year Ended December 31, 2017
The average natural gas price used in our proved reserves estimate at December 31, 2017, was $4.55 per Mcf, which is higher than market because of the inclusion of NGLs. The average oil price used in our proved reserves estimate at December 31, 2017, was $47.03 per barrel. We did not drill any new wells or purchase any reserves during the year ended December 31, 2017. We sold one unproved property, one non-producing property, and three producing properties.

Year Ended December 31, 2018
The average natural gas price used in our proved reserves estimate at December 31, 2018, was $4.81 per Mcf, which is higher than market because of the inclusion of NGLs. The average oil price used in our proved reserves estimate at December 31, 2018, was $62.17 per barrel. We did not drill any new wells or purchase any reserves during the year ended December 31, 2018. We sold one producing property.

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows at December 31, 2018 and 2017, relating to proved oil and natural gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with prescribed accounting and SEC standards. Future cash inflows were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2018 and 2017, to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

	Years Ended December 31,
	(in thousands)
	2018	2017

Future cash inflows	$28,639	$24,866
Future production costs	(13,630)	(13,105)
Future development cost	(14)	(86)
Future income taxes	(2,303)	(1,848)

Future net cash flows	12,692	9,827
10% annual discount	(6,218)	(4,202)

Standardized measure of discounted future net cash flows	$6,474	$5,625

The following are the principal sources of change in the standardized measure of discounted future net cash flows, in thousands:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$5,625	$5,501
Sales of oil and natural gas produced, net of production costs	(857)	(696)
Sale of reserves	-	(573)
Extensions and discoveries	-	-
Net changes in prices and production costs	3,137	1,820
Net changes in future development costs	37	41
Revisions and other changes	118	139
Accretion of discount	686	557
Net change in income taxes	(2,272)	(1,164)
Balance, end of year	$6,474	$5,625

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

b)
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Principal Executive and Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and Principal Executive and Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)    Identification of Directors and Executive Officers. The following table sets forth the names and ages of the Directors and Executive Officers of the Company, all positions and offices with the Company held by such person, and the time during which each such person has served:

Name	Age	Position with Company	Period Served
Roger D. Bryant	76	Principal Executive Officer,	June 9, 2013-present
		Director	July 1997-present
Phillip H. Roberson	50	President,	December 2013-present
		Principal Financial Officer,	July 2013-present
		Director	November 11, 2014 - present
Karl W. Reimers	77	Director	October 2004-October 2018
Dan Robinson	71	Director	August 2004-present
Nancy Stephenson	65	Director	October 2012-October 2018

Mr. Bryant serves as Chairman of the Board of the Corporation, and as its Principal Executive. He has been a Director of the Company since July 1997. For more than thirty years, Mr. Bryant has held senior management positions with public and private companies in a number of different industries. Positions include Chief Executive Officer and Chairman of Canmax, Inc., a publicly traded software development company, President of Network Data Corporation, President of Dresser Industries, Inc., Wayne Division, President of Schlumberger Limited, Retail Petroleum Systems Division, U.S.A., and President of Autogas Systems, Inc., the developer of “Pay-at-the-Pump” technology for the retail petroleum industry. Mr. Bryant holds a Bachelor of Science degree in Electrical Engineering from the University of Alabama and has served on the Board of Directors of more than ten private and public companies. He currently serves on the Board of Directors of two private companies, HOBI International, Inc. and Leopard Mobility, Inc., both in the electronics remanufacturing and distribution business.

Mr. Roberson, age 50, was engaged to take operational control of the business on June 14, 2013. He was named Principal Operating Officer and Principal Financial Officer on July 1, 2013. Prior to joining FieldPoint, he was founder of AEG Operating LLC, an independent oil and gas exploration company, where he was instrumental in the funding, acquisition and day to operations of the firm’s operated and non-operated properties. Previously, he served as a director of Energy Investment Banking with Tejas Securities, Inc. where he assisted Exploration & Production and Energy Service companies with debt & equity offerings. Until it was acquired by Tejas Securities, Mr. Roberson was an Equity Analyst with Arabella Securities, LLC, covering Energy and Special Situation companies. Mr. Roberson received a Bachelor of Business Administration in Finance from the University of Texas at Austin and is a licensed Certified Public Accountant.

Mr. Reimers, age 77, served as a director of the Company from October 2004 to October 2018. Mr. Reimers has held the position of President and CFO of B.A.G. Corp. from 1993 until his retirement in 2010. He served as Vice President and CFO of Supreme Beef Company from 1989 to 1993. He also held the position of Vice President of Accounting at OKC Corp., a NYSE listed oil and gas company from 1975 to 1989. He was employed by Peat, Marwick, Mitchell, Certified Public Accountants, from 1973 to 1975, and he holds an MBA from the University of Texas at Arlington. Mr. Reimers did not stand for reelection to the Board in October 2018.

Mr. Robinson, age 71, has served as a director of the Company since August 2004. He has held the position of President and Chief Executive Officer of Placid Refining Company LLC from December 1994 to the present. Prior to his current position, he served in many capacities with Placid Oil Company beginning in March 1975, including the roles of Project Engineer, Manager of Refinery Operations, Assistant Secretary, Assistant Treasurer, Secretary, and Treasurer. Before beginning his 42 year oil and gas career he was briefly employed as a commercial credit analyst at First National Bank in Dallas. Mr. Robinson received a BS degree in Mechanical Engineering in 1971 and an MBA degree in Finance in 1973, both from the University of Wisconsin. He currently sits on the Board of Directors of the American Fuel & Petrochemical Manufacturers (AFPM).

Nancy Stephenson, age 65, was a director of the Company from October 2012 to October 2018.  From August 2011 to August 2012 she served as Chief Accounting Officer, Treasurer and Secretary of Cross Border Resources Inc. (XBOR) and served as Assistant Controller at Forge Energy, LLC, a private company, from January 2014 through March 2015. Ms. Stephenson is semi-retired and does occasional consulting engagements. Ms. Stephenson has over 30 years of accounting experience, primarily in publicly traded companies in the energy business. From March 2003 to February 2010, she served as Compliance Reporting Manager for TXCO Resources Inc. (TXCO). For both XBOR and TXCO she prepared financial statements and was responsible for periodic reporting compliance with the SEC. Since March 2010, she has provided consulting services relating to periodic reporting with the SEC on a project basis for various companies. Ms. Stephenson holds a BBA in Accounting from the University of Houston and is a Certified Public Accountant. Ms. Stephenson did not stand for reelection to the Board in October 2018.

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

Meetings and Committees of the Board of Directors

a.       Meetings of the Board of Directors

During the fiscal year ended December 31, 2018, the Board of Directors held one meeting which was attended by all of the directors.

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

Director and Committee fees of approximately $153,000 were accrued but have not been paid during the year ended December 31, 2018. In addition, Board and Committee fees of approximately $19,000 for December 2017 were accrued but have not been paid. The amounts accrued but not paid as of December 31, 2018 and 2017, were approximately $172,000 and $19,000, respectively.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the result of its meetings with the full Board.

During the year ended December 31, 2017, the Board had a standing Audit Committee, a standing Compensation Committee, and a standing Nomination Committee. However, these committees became inactive effective October 28, 2018, when two independent board members did not stand for reelection, and their positions were not required to be filled. All matters that were formerly addressed by Committees are now taken up at the Board level until new independent directors are elected or named.

Audit Committee

The Audit Committee was composed of the following directors from January 1 to October 28, 2018:

Nancy Stephenson, Chairperson
Karl W. Reimers
Dan Robinson

The Board of Directors has determined that Messrs. Reimers, Robinson, and Ms. Stephenson are "independent" within the meaning of the NYSE American, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, an Audit Committee member is deemed to be independent if he or she does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. Karl Reimers and Nancy Stephenson, each a member of the Audit Committee, qualify as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

During the fiscal year ended December 31, 2018, the Audit Committee had three meetings. The committee is responsible for accounting and internal control matters. The Audit Committee:

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

Compensation Advisory Committee

The Compensation Advisory Committee was composed of the following directors from January 1 to October 28, 2018:

Dan Robinson, Chairman
Karl Reimers
Nancy Stephenson

The Board of Directors has determined that Messrs. Robinson, Reimers and Stephenson are "independent" within the meaning of the NYSE American, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, a Compensation Committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

From January 1 to October 28, 2018, the Compensation Advisory Committee had one meeting. The Compensation Advisory Committee:

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

Nomination Committee

The Nomination Committee was composed of the following directors from January 1 to October 28, 2018:

Karl Reimers, Chairman
Nancy Stephenson
Dan Robinson

The Board of Directors has determined that Mr. Reimers, Mrs. Stephenson and Mr. Robinson are “independent” within the meaning of the NYSE American, LLC's listing standards and Item 407(a) of Regulation S-K. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The committee had one meeting in 2018.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NYSE MKT. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon our search of publicly available information or information provided to the Company from Reporting Persons, during the two years ended December 31, 2018, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 11     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2018 to the Company’s “Named Executive Officers” (or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Committee. The Compensation Committee (the “Committee”) of the Board of Directors was until October 28, 2018 composed of three non-employee directors, all of whom are independent under the guidelines of the NYSE American listing standards. Until October 28, 2018, the Committee members were Dan Robinson, Karl Reimers and Nancy Stephenson. The Committee had responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Committee oversaw the establishment and administration of the Company’s executive compensation program.

Since October 28, 2018, the Board of Directors as a whole assumed the functions of the Compensation Committee. All references to the Compensation Committee in this Report related to periods after October 28, 2018 refer to the Board of Directors performing the functions of the Compensation Committee.

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

Components of Compensation. For the years ended December 31, 2017 and 2018, the largest component of compensation for the Officers of the Company was base salary. We did provide additional compensation in the form of a stock bonus to the President/CFO in 2016. Mr. Roberson was entitled to a stock bonus of 6,000 shares in July 2018 but declined the bonus.

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

The Company entered into an “at will” employment agreement with Phillip Roberson as President and Chief Financial Officer (“CFO”) for a three-year period beginning July 1, 2014. Mr. Roberson was awarded, as part of his annual compensation, 5,000 shares on his third anniversary date, 6,000 shares on his fourth anniversary date, 7,000 shares on his fifth anniversary date, 8,000 shares on his sixth anniversary date, 9,000 shares on his seventh anniversary date, and 10,000 shares on each annual anniversary date thereafter. However, Mr. Roberson declined the 5,000 and 6,000 shares that would have been awarded on his third and fourth anniversary dates, July 1, 2017 and 2018, respectively. On August 10, 2018, the Compensation Committee ratified the automatic extension of Mr. Roberson’s contract to July 1, 2019.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Phillip H. Roberson, President, and CFO	2018	$200,000	$-	$-	-	-	-	$6,000(1)	$206,000
Phillip H. Roberson, President, and CFO	2017	$200,000	$-	$-	-	-	-	$6,000(1)	$206,000
Phillip H. Roberson, President, and CFO	2016	$200,000	$-	$12,800	-	-	-	$6,186(1)	$218,986

(1)
Automobile allowance

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Roger Bryant	- 0 -	- 0 -	-	-	-	- 0 -	-	-	-
Phillip Roberson	- 0 -	- 0 -	-	-	-	- 0 -	- 0 -	-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roger Bryant	$91,000(1)	-	-	-	-	-	$91,000
Karl Reimers	$18,500(1)	-	-	-	-	-	$18,500
Dan Robinson	$23,500(1)	-	-	-	-	-	$23,500
Nancy Stephenson	$19,750(1)	-	-	-	-	-	$19,750
Phillip Roberson	$-						$-

(1)
Board and Committee fees of $152,750 were accrued but have not been paid during the year ended December 31, 2018. In addition, Board and Committee fees for December 2017 of $18,852 were accrued but have not been paid.

Option Grants Table

There were no stock option grants for fiscal years ended December 31, 2017 and 2018.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

●
each person who beneficially owns more than 5% of the common stock;
●
each of our executive officers named in the Management section;
●
each of our directors; and
●
all executive officers and directors as a group.

The table shows the number of shares owned as of March 29, 2019 and the percentage of outstanding common stock owned as of March 29, 2019. Each person has sole voting and investment power with respect to the shares shown, except as noted.

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
___________________________
*      indicates less than 1%

(1)
The percentages shown are calculated based upon 10,669,229 shares of common stock issued and outstanding at March 29, 2019. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this Proxy Statement upon the exercise of options and warrants or conversion of notes are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

(6)
The address for LeRoy Landhuis is 212 N. Wahsatch Avenue, Suite 301, Colorado Springs, Colorado 80903

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2017, the Company received notification that Trivista, an entity controlled by Natale Rea, a beneficial owner of approximately 7.00% of our common stock, had become the operator of certain oil and natural gas properties where we have both working and revenue ownership interests. See Footnote 10- Commitments and Contingencies for more disclosures and information regarding Trivista.

During 2017, the Company received joint interest billing statements related to our working interest in these properties subsequent to Trivista becoming the operator aggregating approximately $58,000, which represented 2.6% of our production expenses for the year ended December 31, 2017 and 32.5% of our lease operating expense accrual as of December 31, 2017. In addition, during 2017, we recorded oil and natural gas revenues associated with our revenue ownership interest in these wells subsequent to Trivista becoming the operator aggregating $82,000, which represented 2.8% of our oil and natural gas sales for the year ended December 31, 2017 and 21.8% of our oil and natural gas sales accounts receivable as of December 31, 2017.

During 2018, the Company accrued approximately $123,000 for joint interest billings associated with our working interest in these oil and natural gas properties, which represented 10.2% of our production expenses for the year ended December 31, 2018 and 81.1% of our lease operating expense accrual as of December 31, 2018. In addition, during 2018, we recorded oil and natural gas revenues associated with our revenue ownership interest in these wells aggregating $212,000, which represented 10.1% of our oil and natural gas sales for the year ended December 31, 2018 and 53.7% of our oil and natural gas sales accounts receivable as of December 31, 2018.

During 2018 and 2017, the Company accrued Board of Director fees of approximately $153,000 and $19,000, respectively, but the fees have not been paid by the Company.

During October 2018, the Company sold approximately 6,000 feet of used surplus production tubing to an entity controlled by a shareholder, Mike Herman, for $24,000. We believe this is a fair market price for the tubing as we did not have a facility to store it and did not have any other offers to purchase the tubing.

There were no related party transactions during the year ended December 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the last two fiscal years, we have retained Moss Adams LLP as our independent registered public accounting firm. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. The Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2018	2017	2017
	Moss Adams	Moss Adams	Hein & Associates
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$101,265	$48,641	$61,800

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-	-

Tax fees - tax compliance, tax advice and tax planning	24,990	-	25,400

All other fees - services provided by our principal accountants other than those identified above	-	-	-

Total fees paid or accrued to our principal accountants	$126,255	$48,641	$87,200

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Exhibits

3.1	Articles of Incorporation (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

3.2(b)	Articles of Amendment of Articles of Incorporation, dated December 31, 1997 (incorporated by reference to the Company's 10KSB for the year ended December 31, 1997.)

3.3	Bylaws (incorporated by reference to Amendment No. 1 to Form S-2 dated August 1, 1980.)

4.1	Plan of Exchange (incorporated by reference to the Company's definitive proxy statement dated December 8, 1997.)

4.2	Indenture (Term Loan) dated June 21, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

4.3	Indenture (Term Loan) dated August 18, 1999 by and among the Company and Union Planters Bank (incorporated by reference to the Company's 10KSB for the year ended December 31, 1999.)

4.4.	Stock Option Agreement (incorporated by reference to the Company’s Form S-8 dated May 27, 2005 as filed with the Commission on May 27, 2005.)

4.5	Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the Company’s Form S-3 as filed with the Commission on November 22, 2011.)

10.1	Consulting Agreement dated May 9, 2000 between FieldPoint Petroleum Corp. and Parrish Brian & Co. (incorporated by reference to the Company's 10QSB/A for the quarter ended September 30, 2000.)

10.2	Executive Employment Agreement, dated March 28, 2001, by and among FieldPoint Petroleum Corp. and Ray D. Reaves (incorporated by reference to the Company's 10KSB for the year ended December 31, 2000.)

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

10.25
Eighth Amendment to Loan and Forbearance Agreement dated March 30, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on April 2, 2018.).

10.26
Ninth Amendment to Loan and Forbearance Agreement dated July 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 25, 2018, and filed with the Commission on April 2, 2019.)

10.27
Tenth Amendment to Loan and Forbearance Agreement dated November 7, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 25, 2018, and filed with the Commission on April 2, 2019.)

10.28
Eleventh Amendment to Loan and Forbearance Agreement dated March 29, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 25, 2018, and filed with the Commission on April 2, 2019.)

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

99.1
Evaluation of Oil and Gas Reserves by Russell K. Hall & Associates, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Commission on April 15, 2019.)

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDPOINT PETROLEUM CORPORATION
(Registrant)

Date: April 15, 2019	By:	/s/ Roger D. Bryant
Roger D. Bryant
Principal Executive Officer

Date: April 15, 2019	By:	/s/ Phillip H. Roberson
Phillip H. Roberson
Principal Financial Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Roger D. Bryant	Date: April 15, 2019
Roger D. Bryant
Principal Executive Officer, Director

By:	/s/ Phillip H. Roberson	Date: April 15, 2019
Phillip H. Roberson
President, Principal Operating Officer, Principal Financial Officer, and Director

By:	/s/ Dan Robinson	Date: April 15, 2019
Dan Robinson
Director