Form 10-Q
period 2019-03-31
FIELDPOINT PETROLEUM CORP
filed 2019-05-15
CIK 316736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019

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

As of May 13, 2018, the number of shares outstanding of the Registrant's $.01 par value common stock was 10,669,229.

PART I – FINANCIAL INFORMATION

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$213,679	$284,945
Accounts receivable:
Oil and natural gas sales, less allowance for doubtful accounts of approximately $27,000 each period	472,050	459,384
Joint interest billings, less allowance for doubtful accounts of approximately $265,000 each period	230,836	237,674
Income tax receivable - current	125,357	119,616
Prepaid expenses and other current assets	72,426	82,853
Total current assets	1,114,348	1,184,472

PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	33,800,098	33,798,095
Other equipment	117,561	117,561
Less accumulated depletion, depreciation and impairment	(30,583,284)	(30,493,146)
Net property and equipment	3,334,375	3,422,510

OTHER ASSETS	79,214	79,214

Total assets	$4,527,937	$4,686,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit - current	$2,578,196	$2,585,132
Accounts payable and accrued expenses	1.278,275	1,183,970
Oil and gas revenues payable	432,739	426,418
Asset retirement obligation - current	154,560	154,560
Total current liabilities	4,443,770	4,350,080

ASSET RETIREMENT OBLIGATION	1,815,017	1,786,017
Total liabilities	6,258,787	6,136,097

STOCKHOLDERS’ DEFICIT:
Common stock, $.01 par value, 75,000,000 shares authorized;
11,596,229 and 10,669,229 shares issued and outstanding, respectively	115,962	115,962
Additional paid-in capital	13,715,668	13,715,668
Accumulated deficit	(13,595,588)	(13,314,639)
Treasury stock, 927,000 shares, each period, at cost	(1,966,892)	(1,966,892)
Total stockholders’ deficit	(1,730,850)	(1,449,901)

Total liabilities and stockholders’ equity	$4,527,937	$4,686,196

See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2019	2018
REVENUE:
Oil and natural gas sales	$416,452	$465,847
Well operational and pumping fees	1,262	1,682
Disposal fees	49,439	25,433
Total revenue	467,153	492,962

COSTS AND EXPENSES:
Production expense	296,416	231,481
Depletion and depreciation	90,138	100,754
Accretion of discount on asset retirement obligations	29,000	27,000
General and administrative	280,394	309,627
Total costs and expenses	695,948	668,862

OPERATING LOSS	(228,795)	(175,900)

OTHER INCOME (EXPENSE):
Interest income	100	15
Interest expense	(52,214)	(34,888)
Total other expense	(52,114)	(34,873)

LOSS BEFORE INCOME TAXES	(280,909)	(210,773)

INCOME TAX EXPENSE – CURRENT	(40)	-
TOTAL INCOME TAX PROVISION	(40)	-

NET LOSS	$(280,949)	$(210,773)

LOSS PER SHARE:
BASIC	$(0.03)	$(0.02)
DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	10,669,229	10,669,229
DILUTED	10,669,229	10,669,229

  See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

Balance at December 31, 2017	11,596,229	$115,962	$13,715,668	$(10,062,381)	927,000	$(1,966,892)	$1,802,357

Net loss	-	-	-	(210,773)	-	-	(210,773)

Balance at March 31, 2018	11,596,229	$115,962	$13,715,668	$(10,273,154)	927,000	$(1,966,892)	$1,591,584

Balance at December 31, 2018	11,596,229	$115,962	$13,715,668	$(13,314,639)	927,000	$(1,966,892)	$(1,449,901)

Net loss	-	-	-	(280,949)	-	-	(280,949)

Balance at March 31, 2019	11,596,229	$115,962	$13,715,668	$(13,595,588)	927,000	$(1,966,892)	$(1,730,850)

  See accompanying notes to these unaudited condensed consolidated financial statements.

FieldPoint Petroleum Corporation

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,949)	$(210,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	90,138	100,754
Accretion of discount on asset retirement obligations	29,000	27,000
Changes in current assets and liabilities:
Accounts receivable	(5,828)	8,996
Income tax receivable	(5,741)	(3,846)
Prepaid expenses and other current assets	10,427	6,635
Accounts payable and accrued expenses	92,302	3,223
Oil and gas revenues payable	6,321	3,122
Net cash used in operating activities	(64,330)	(64,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties and other equipment	-	(17,094)
Net cash used in investing activities	-	(17,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit - current	(6,936)	-
Net cash used in financing activities	(6,936)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(71,266)	(81,983)

CASH AND CASH EQUIVALENTS, beginning of the period	284,945	408,656

CASH AND CASH EQUIVALENTS, end of the period	$213,679	$326,673

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$102,521	$-
Cash paid during the period for income taxes	$5,741	$3,845
Change in accrued capital expenditures	$(2,003)	$17,094

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filing for the year ended December 31, 2018.

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

As of March 31, 2019, and December 31, 2018, the Company has a working capital deficit of approximately $3,329,000 and $3,166,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit agreement (“the Loan Agreement”) provides for certain financial covenants and ratios measured quarterly which include current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of March 31, 2019, and is in technical default of the Loan Agreement. We do not expect to regain compliance in 2019. In October 2016, we executed a sixth amendment to the Loan Agreement, and executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to existing defaults. We executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement on March 29, 2019, which extended the Forbearance Agreement to June 30, 2019.

Citibank is in a first lien position on all of our properties. On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. The borrowing base was lowered again on March 31, 2019, to $2,578,196 after the Company made a payment of $6,936.

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

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard applies to all leases with a term greater than one year. This authoritative guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has completed the process of reviewing and determining the contracts to which this new guidance applies. The Company elected the practical expedient election not to apply the recognition requirements in the lease standard to short-term leases with a lease term of twelve months or less and does not contain a purchase option. Upon adoption, on January 1, 2019, the Company had no leases greater than one year. The Company has a twelve-month lease for office space from August 1, 2018, to July 31, 2019. The Company does not plan to renew the lease but plans to go to a month-to-month rental. Accordingly, the Company did not recognize any right-of-use assets, or any associated lease liabilities on adoption of the new accounting standard. Monthly lease payments are $3,349 plus $300 for storage. Total payments through the end of the lease will be $14,596.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. The registrants are required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. As a result, the Company updated its presentation of the consolidated statements of stockholders’ equity to include comparative periods in the prior year. In addition, the final rule requires the presentation of dividends per share to be disclosed in the statement of stockholders’ equity.

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

4. Revenue Recognition

The Company recognizes revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to its customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the sales, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contracts. Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as the Company uses knowledge of its properties and their historical performance, spot market prices and other factors as the basis for these estimates. At March 31, 2019, the Company had receivables related to contracts with customers of $472,050.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue by major source for the three months ended March 31, 2019 and 2018. There was no impact related to the adoption of ASC 606 as compared to the previous revenue recognition standard, ASC Topic 605, “Revenue Recognition” (“ASC 605”):

	For the Three Months Ended
	March 31,
	2019	2018
Revenues
Oil	$366,055	$425,008
Natural Gas and NGL	50,397	40,839
Total oil, natural gas and NGL	$416,452	$465,847

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

5. Oil and Natural Gas Properties

No wells were drilled or completed during the three months ended March 31, 2019 or 2018. The Company made no purchases of oil and natural gas properties during the quarters ended March 31, 2019 or 2018.

On a quarterly basis, the Company compares our most recent engineering reports to forward strip pricing as of the end of the quarter and production to determine impairment charges, if needed, in order to write down the carrying value of certain properties to fair value. In order to determine the amounts of the impairment charges, the Company compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management's expectations of economically recoverable proved reserves. If the net capitalized cost exceeds the undiscounted future net cash flows, the Company impairs the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. In order to determine the fair value, the Company estimates reserves, future operating and development costs, future commodity prices and a discounted cash flow model utilizing a 10 percent discount rate. The estimates used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements are classified as Level 3 of the fair value hierarchy. Based on its current circumstances, the Company has not recorded any impairment charges during the three months ended March 31, 2019 and 2018.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Taxes

The Tax Cuts and Jobs Act of 2017 repealed the Alternative Minimum Tax and made the AMT credit refundable in tax years beginning after 2017. The net amount of the AMT credit eligible for refund is $158,428. Half of this refund, approximately $79,000, is expected to be refundable for the tax year ended December 31, 2018, and is included in income tax receivable - current. Approximately $79,000 is reported in other assets on the consolidated balance sheet.

The Company also reassessed the realizability of our deferred tax assets but determined that it continues to be more likely than not that the deferred tax assets will not be utilized in the future and continue to record a full valuation allowance of the deferred tax assets. As a result, no income tax asset was recognized by the Company for the three months ended March 31, 2019. The Company reported $40 in state income tax expense for the three months ended March 31, 2019. The tax rate for the three months ended March 31, 2019, is less than 1%, which differs from the statutory federal and state rate due to net operating losses from prior years. For the three months ended March 31, 2018, the Company recognized no tax expense. This rate differs from the statutory federal and state rate due to net operating losses from prior years.

7.
Line of Credit

The Company has a line of credit with Citibank with a borrowing base and outstanding principal balance of $2,578,196 and $2,585,132 at March 31, 2019, and December 31, 2018, respectively. Citibank is in a first lien position on all of our oil and natural gas properties.

The Loan Agreement provides for certain financial covenants and ratios measured quarterly which include current ratio, leverage ratio, and interest coverage ratio requirements.  The Company is out of compliance with all three ratios as of March 31, 2019, and is in technical default of the Loan Agreement. We do not expect to regain compliance in 2019. In October 2016, we executed a sixth amendment to the Loan Agreement, and executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to existing defaults. We executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement on March 29, 2019, which extended the Forbearance Agreement to June 30, 2019. The terms of the fifth amendment to the Forbearance Agreement are substantially the same as under the forgoing fourth amendment. The interest rate on the line of credit was approximately 8% as of March 31, 2019, and December 31, 2018.

8.
Stockholders’ Equity

We approved a stock warrant dividend of one warrant per one common share in March 2012. The warrants had an exercise price of $4.00 and were exercisable over 6 years from the record date. Our warrants were delisted from the NYSE American (formerly NYSE MKT) on November 17, 2017, and then expired on March 23, 2018.

FieldPoint Petroleum Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.
Related Party

During 2017, the Company received notification that Trivista, an entity controlled by Natale Rea, a beneficial owner of approximately 7.00% of our common stock, had become the operator of certain oil and natural gas properties where we have both working and revenue ownership interests. Trivista has failed to provide revenue, expense and operating information since April 2018 which is in direct violation of the joint operating agreements which govern these wells. During the three months ended March 31, 2019, we recorded oil and natural gas revenues associated with our revenue ownership interest in these wells of approximately $67,000. In addition, during the three months ended March 31, 2019, the Company accrued approximately $46,000 for joint interest billings associated with our working interest in these oil and natural gas properties.

Director and Committee fees of $26,250 and $35,750 were accrued but have not been paid during the three months ended March 31, 2019 and 2018, respectively.

10.
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

Going concern

We had a net loss of $280,949 and $210,773 for the three months ended March 31, 2019 and 2018, respectively, and continue to have negative operating cash flow in both periods. We expect that the Company will continue to experience operating losses and negative cash flow for so long as commodity prices remain depressed. The audit report of our independent registered public accountants covering our financial statements for the fiscal years ended December 31, 2018 and 2017, include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern”. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

As of March 31, 2019, and December 31, 2018, the Company has a working capital deficit of approximately $3,329,000 and $3,166,000, respectively, primarily due to the classification of our line of credit as a current liability. The line of credit agreement (“the Loan Agreement”) provides for certain financial covenants and ratios measured quarterly which include current ratio, leverage ratio, and interest coverage ratio requirements. The Company is out of compliance with all three ratios as of March 31, 2019, and is in technical default of the Loan Agreement. We do not expect to regain compliance in 2019.  In October 2016, we executed a sixth amendment to the Loan Agreement, and executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to existing defaults. We executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement on March 29, 2019, which extended the Forbearance Agreement to June 30, 2019.

Citibank is in a first lien position on all of our properties. On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. The borrowing base was lowered again on March 31, 2019, to $2,578,196 after the Company made a payment of $6,936.

The Company’s plans to mitigate our current financial situation is in Note 2 – Liquidity and Going Concern in the financial statements for the three months ended March 31, 2019 and 2018.

Results of Operations

Comparison of three months ended March 31, 2019, to the three months ended March 31, 2018

	Quarter Ended March 31,
	2019	2018
Revenue:
Oil sales	$366,055	$425,008
Natural gas sales	50,397	40,839
Total oil and natural gas sales	$416,452	$465,847

Sales volumes:
Oil (Bbls)	8,143	7,614
Natural gas (Mcf)	21,328	13,867
Total (BOE)	11,698	9,925

Average sales prices:
Oil ($/Bbl)	$44.95	$55.82
Natural gas ($/Mcf)	2.36	2.95
Total ($/BOE)	$35.60	$46.94

Costs and expenses ($/BOE)
Production expense (lifting costs)	$25.34	$23.32
Depletion and depreciation	7.70	10.15
Accretion of discount on asset retirement obligations	2.48	2.72
General and administrative	23.97	31.20
Total	$59.49	$67.39

Oil and natural gas sales revenues decreased 11% or $49,395to $416,452 for the three months ended March 31, 2019, from the comparable 2018 period. Average oil sales prices decreased 19% to $44.95 for the three months ended March 31, 2019, compared to $55.82 for the period ended March 31, 2018. Average natural gas sales prices decreased 20% to $2.36 for the three months ended March 31, 2019, compared to $2.95 for the period ended March 31, 2018. Increased oil and natural gas production accounted for an increase in revenue of approximately $52,000. Lower commodity prices for oil and natural gas accounted for a decrease in revenue of approximately $101,000. We have temporarily suspended drilling and exploration activity due to low commodity prices and expect our volumes to decline in the coming quarters until drilling and exploration activities are re-established.

Production expense increased 28% or $64,935 to $296,416 for the three months ended March 31, 2019, from the comparable 2018 period. This was primarily due to an increase in unexpected workover activity on our Lusk properties and unexpected operating costs on our Pontotoc properties after a change in operators. Lifting costs per BOE increased $2.02 to $25.34 for the 2019 period compared to $23.32 for the three months ended March 31, 2018, due mainly to increased workover costs. We anticipate lease operating expenses to decline slightly over the following quarters due to less anticipated work over activity.

Depletion and depreciation decreased 11% or $10,616 to $90,138 for the three months ended March 31, 2019, versus $100,754 in the 2018 comparable period. This was primarily due to a lower depletable base during the three months ended March 31, 2019.

General and administrative costs decreased 9% or $29,233 to $280,394 for the three months ended March 31, 2019, from the three months ended March 31, 2018. This was primarily attributable to a decrease in professional services. At this time, the Company anticipates general and administrative expenses to remain stable in the coming quarters.

Other expense, net for the quarter ended March 31, 2019, was $52,114. Interest expense was $52,214 for the three months ended March 31, 2019. Other income, net for the quarter ended March 31, 2018, was $34,873. Interest expense was $34,888 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash flow used in operating activities was $64,330 for the three months ended March 31, 2019, as compared to $64,889 of cash flow used in operating activities in the comparable 2018 period. The decrease in cash flows used in operating activities was primarily due to changes in working capital.

No cash flow was used in or provided by investing activities for the three months ended March 31, 2019. Cash flow used in investing activities was $17,094 for the three months ended March 31, 2018, due to additions to oil and natural gas properties and equipment.

Cash flow used in financing activities was a principal payment of $6,936 on our credit facility during the three months ended March 31, 2019. No cash flow was provided by or used in financing activities for the three months ended March 31, 2018.

PART I
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price exposure
We are exposed to market risk in the normal course of business as the prices of oil, natural gas and NGLs fluctuate. Commodity prices have been and are expected to remain volatile and unpredictable. Commodity prices are affected by many factors, such as changes in supply and demand, affordable transportation costs, weather conditions, economic and political developments, advancements in alternative renewable energy, and other factors. While we are not able to predict future commodity prices, the Company continues to optimize our operational efficiencies in order to lower our operating costs per unit of production.

A decline in commodity prices could result in future impairment expense in order to write down the carrying value of our oil and natural gas properties to fair value. Additionally, a decline in commodity prices could result in the future reduction of our borrowing base under our line of credit.

Interest rate risk
Changes in interest rates affect the amount of interest we pay on our borrowings. The interest rate of our line of credit is the 3-month LIBOR rate plus a margin ranging between 2.75% and 3.25%. As of March 31, 2019 and 2018, our interest rate was approximately 8% and 5%, respectively. Our interest expense during the three months ended March 31, 2019 and 2018, was $52,214 and $34,873, respectively.

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

b)
Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.  As part of a continuing effort to improve the Company’s business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

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

Item 3. Default Upon Senior Securities

On December 1, 2015, Citibank lowered our borrowing base from $11,000,000 to $5,500,000 and lowered it again to $2,761,632 on December 29, 2017. Our borrowing base was lowered again on June 30, 2018, to $2,585,132. The borrowing base was lowered again on March 31, 2019, to $2,578,196 after the Company made a payment of $6,936. The line of credit provides for certain financial covenants and ratios measured quarterly which include a current ratio that cannot be less than 1.10:1.00, a leverage ratio that cannot be more than 3.50:1.00, and an interest coverage ratio that cannot be less than 3.50:1.00. The Company is out of compliance with all three ratios as of March 31, 2019, and is in technical default of the Loan Agreement. We do not expect to regain compliance in 2019. In October 2016, we executed a sixth amendment to the Loan Agreement, and also executed a Forbearance Agreement which provided for Citibank’s forbearance from exercising remedies relating to existing defaults. We executed the eleventh amendment to the Loan Agreement and the fifth amendment to the Forbearance Agreement on March 29, 2019, which extended the Forbearance Agreement to June 30, 2019.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2019	By:	/s/ Roger D. Bryant
Roger D. Bryant, Principal Executive Officer

Date: May 15, 2019	By:	/s/ Phillip H. Roberson
Phillip H. Roberson, Principal Financial Officer